Form 10-Q
period 1996-03-31
IMPERIAL INDUSTRIES INC
filed 1996-05-13
CIK 49930

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                              ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   --------------------

Commission file number               1-7190
                      ------------------------------------------------------

                         IMPERIAL INDUSTRIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                   59-0967727
- - -------------------------------                 -----------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

         3009 Northwest 75th Avenue, Miami, Florida 33122-1439
         -----------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (305) 477-7000
                                                   ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                              ---------  --------

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of May 3, 1996: 5,387,461

     Total number of pages contained in this document:  19

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                         3-4


          Consolidated Statements of Operations
           Three Months Ended March 31, 1996 and 1995                     5


          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995                   6-7


          Notes to Consolidated Financial Statements                   8-15


          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        16-18



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     19


          Item 3.  Default Upon Senior Securities                        19


          Item 6.  Exhibits and Reports on Form 8-K                      19

                   IMPERIAL INDUSTRIES, INC, AND SUBSIDIAIRES
                           Consolidated Balance Sheets

                                                 (Unaudited)
                                                  March 31,        December 31,
                                                    1996               1995
                                                ------------      --------------
   Assets
Current assets:
  Cash and cash equivalents                     $  263,000           $  252,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $152,000 in 1996 and $139,000 in 1995)        1,450,000            1,371,000
  Inventories                                    1,381,000            1,280,000
  Other current assets                             133,000               38,000
                                                -----------          -----------
     Total current assets                        3,227,000            2,941,000
                                                -----------          -----------

Property, plant and equipment, at cost           2,662,000            2,651,000
 Less accumulated depreciation                  (1,965,000)          (1,934,000)
                                                -----------          -----------
     Net property, plant and equipment             697,000              717,000
                                                -----------          -----------

Other assets                                        91,000               89,000
                                                -----------          -----------
                                                $4,015,000           $3,747,000
                                                ===========          ===========

                   IMPERIAL INDUSTRIES, INC, AND SUBSIDIAIRES
                           Consolidated Balance Sheets

                                                 (Unaudited)
                                                  March 31,        December 31,
                                                    1996               1995
                                                ------------      --------------

   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,230,000           $1,245,000
  Current portion of long-term debt                151,000              155,000
  Accounts payable                                 816,000              708,000
  Accrued expenses and other liabilities           190,000              100,000
                                                -----------          -----------
     Total current liabilities                   2,387,000            2,208,000
                                                -----------          -----------

Long-term debt, less current maturities            966,000            1,000,000
                                                -----------          -----------

Preferred dividends in arrears                   3,466,000            3,384,000
                                                -----------          -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000            3,001,000
                                                -----------          -----------

Commitments and contingencies                        -                    -
                                                -----------          -----------

Common stock and other stockholders' deficit:
 Common stock, $.10 par value. Authorized
  20,000,000 shares; 5,387,461 issued and
  outstanding in 1996 and 1995                     556,000              556,000
 Additional paid-in-capital                      7,276,000            7,276,000
 Accumulated deficit                           (13,254,000)         (13,295,000)
                                                -----------          -----------
                                                (5,422,000)          (5,463,000)
 Less cost of shares in treasury (172,863
  shares in 1996 and 1995                         (383,000)            (383,000)
                                                -----------          -----------
     Total common stock and other
       stockholders' deficit                    (5,805,000)          (5,846,000)
                                                -----------          -----------
                                                $4,015,000           $3,747,000
                                                ===========          ===========








See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                       1996           1995
                                                    -----------    -----------
Net sales                                           $3,283,000     $2,568,000
Cost of sales                                        2,312,000      1,776,000
                                                    -----------    -----------
     Gross profit                                      971,000        792,000

Selling, general and
 administrative expenses                               788,000        628,000
                                                    -----------    -----------
     Operating income                                  183,000        164,000
                                                    -----------    -----------

Other income (expense):
   Interest expense                                    (79,000)       (61,000)
   Miscellaneous income                                 19,000          4,000
                                                    -----------    -----------
                                                       (60,000)       (57,000)
                                                    -----------    -----------
      Net income                                       123,000        107,000

Less: Dividends on redeemable
        preferred stock                                (82,000)       (82,000)
                                                    -----------    -----------
      Net income applicable to common
       stockholders                                 $   41,000     $   25,000
                                                    ===========    ===========

Weighted average number of shares
 outstanding                                         5,387,000      5,367,000
                                                    ===========    ===========
Net income per share of common stock:

Net income                                             $.022          $.020

Dividends on redeemable preferred stock                (.015)         (.015)
                                                    -----------    -----------

Net income applicable to common stockholders           $.007          $.005
                                                    ===========    ===========









           See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                          Three Months Ended
                                                               March 31,
                                                    ---------------------------
                                                        1996             1995
                                                    -----------     -----------
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                       $ 123,000        $107,000
                                                    -----------     -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                      32,000          29,000
      Amortization                                       4,000           3,000
      Provision for doubtful accounts                   18,000          12,000
      Loss on sale of fixed assets                       1,000            -
      Compensation expense - treasury stock               -              2,000

      (Increase) decrease in:
        Accounts receivable                            (97,000)       (323,000)
        Inventory                                     (101,000)        (63,000)
        Prepaid expenses and other assets             (101,000)        (62,000)

      Increase (decrease) in:
        Accounts payable                               108,000         207,000
        Accrued expenses                                90,000          58,000
                                                    -----------     -----------
       Total adjustments to net income                 (46,000)       (137,000)
                                                    -----------     -----------
        Net cash provided by (used in)
         operating activities                           77,000         (30,000)
                                                    -----------     -----------
Cash flows from investing activities
    Purchases of property, plant
     and equipment                                     (14,000)        (53,000)
    Proceeds received from the sale of
     property and equipment                              1,000            -
                                                    -----------     -----------
    Cash used in investing activities                  (13,000)        (53,000)
                                                    -----------     -----------
Cash flows from financing activities
    (Decrease) increase in notes payable
     banks - net                                       (15,000)        100,000
    Reduction of long-term debt                        (38,000)        (56,000)
                                                    -----------     -----------
     Cash (used in) provided by financing
      activities                                       (53,000)         44,000
                                                    -----------     -----------
Net increase (decrease) in cash and
  cash equivalents                                      11,000         (39,000)

Cash and cash equivalents beginning of period          252,000         238,000
                                                    -----------     -----------
Cash and cash equivalents end of period              $ 263,000        $199,000
                                                    ===========     ===========

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                        Three  Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1996             1995
                                                    -----------     -----------
                                                             (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the three months for:
  Interest                                            $75,000          $62,000
                                                    ===========     ===========

Non-cash transactions:
  During the three months ended March 31,
  1995 50,000 shares of common stock was
  issued from treasury stock to a former officer of the Company.





























           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements



(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Revenue Recognition Policy

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with an original maturity of three months or less when purchased. Included in cash and cash equivalents at March 31, 1996 and December 31, 1995 are time deposits of $150,000 and $50,000, respectively.

(4)   Income Taxes

           The Company records income taxes using the liability method. Under this method, deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years. These temporary differences are primarily the result of net operating loss carryforwards. Valuation allowances are recognized if it is more likely than not that some or all of the deferred tax assets will not be realized (See note 7).

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable

           Included in notes payable at March 31, 1996 is $1,230,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 4% (12-1/4% at May 1, 1996) and expires June 20th, of each year, but is automatically extended for an additional one year term unless either party gives the other notice of termination by April 21 of each year. The line of credit was automatically extended through June 20, 1997. At March 31, 1996, the line of credit limit available for borrowing aggregated $1,544,000, of which $1,230,000 had been borrowed. For the three months ended March 31, 1996 and 1995, the maximum borrowings at any month end were $1,332,000 and $1,145,000 respectively. The average month end amount outstanding during the three months ended March 31, 1996 and 1995 periods were $1,254,000 and $1,053,000, respectively.


(6)   Long-Term Debt and Current Installments of Long-Term Debt

           Included in long-term debt at March 31, 1996, are two mortgage loans, collateralized by Premix's real property, in the amounts of $319,000 and $551,000, respectively, less current installments of $42,000. Each loan bears adjustable interest rates. As of May 1, 1996 the interest rates on such mortgage loans were 12% and 10 1/2%, respectively.

           Long-term debt at March 31, 1996 includes a $62,000 obligation, less current installments of $24,000, relating to a product liability lawsuit for which the Company had no insurance. In the fourth quarter of 1993, the Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. In accordance with the terms of the agreement, in the event the Company files for bankruptcy protection during the payment period, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. Other long-term debt in the aggregate amount of $185,000, less current installments of $85,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.25% to 15.39% and are payable monthly through 1998.

(7)   Tax Credit Carryforwards

           At March 31, 1996, the Company had approximately $12.5 million of net operating losses, for book and tax purposes, available through the

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-

(7)   Tax Credit Carryforwards (continued)

      year 2009 and investment and other tax credits of approximately $250,000 available through the year 2001. A valuation allowance for of the resulting net deferred tax asset of approximately $4.7 million has been established due to the uncertainties relating to its eventual realizability. Changes in the Company's ownership, if any, may have the effect of limiting the annual utilization of these carryforwards.

(8)   Capital Stock

      (a)  Common Stock

                At March 31, 1996, the Company had outstanding 5,387,461 shares of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                On February 7, 1995, the Company issued 50,000 shares of authorized, but unissued Common Stock to the former President of Premix and Acrocrete as part of his employment compensation.

      (b)  Preferred Stock - $1.10 Cumulative Convertible Series

                The authorized preferred stock of the Company consists of 5,000,000 shares, $1.00 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series.

                At March 31, 1996, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is currently convertible into 1.149 shares of common stock.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-

(8)   Capital Stock (continued)

      (b)  Preferred Stock - $1.10 Cumulative Convertible Series (continued)

           The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

                The Company has omitted dividends on its Preferred Stock for the three months ended March 31, 1996 in the amount of $82,000 and for each quarter since the fourth quarter of 1985 aggregating $3,466,000 through March 31, 1996. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through March 31, 1996, an aggregate of aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter through 1995.

                 The Company did not redeem any shares of Preferred Stock as required on April 1, 1991, 1992, 1993, 1994 or 1995. Under the
           provisions of the sinking fund requirements, if an annual sinking fund requirement is not met, it is added to the requirements for the next year. The Preferred Stock has not been included in common stockholders' deficit because of its mandatory redemption feature.

                The Company is prohibited from paying any cash dividends on common stock and from purchasing or otherwise acquiring for value, any shares of either Preferred or Common Stock, while the Company is in default in the payment of any dividends on the Preferred Stock and the sinking fund requirements are in arrears.

      (c)  Warrants

              At March 31, 1996, the Company had the following outstanding series of warrants:

           (i) 1,316,999 warrants issued in the Company's public offering in 1983. Each warrant entitles the holder to purchase one share of Common Stock at $4.80 per share until March 31, 1997.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-



(8)   Capital Stock (continued)

      (c)  Warrants (continued)

           (ii) 200,000 warrants. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share until June 28, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

      (d)  Stock Options

              At March 31, 1996, 505,500 shares of common stock were reserved for issuance under the Company's stock option plans at an option exercise price of $.10 per share. No additional options may be granted under any of the Company's stock option plans.


(9)  Net Income Applicable to Common Stockholders

           Net income applicable to common stockholders includes $82,000 of Preferred Stock dividends accrued, but not declared, for the three months ended March 31, 1996 and 1995, respectively.

           Net income per share of common stock is computed after considering the effect of Preferred Stock dividends, on the basis of the weighted average number of shares outstanding. Shares issuable in exchange for convertible preferred stock, stock options and warrants are antidilutive and, therefore, are not included in the computations.

(10)  Commitments and Contingencies

      (a) In April 1996, the Company was advised by counsel that Premix had been dismissed as a defendant, to which it had been a party with other unaffiliated companies, in 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. The plaintiffs, for the most part, were former welders, insulators, laborers, plasterers and their families, who were claiming personal injury or wrongful death resulting from exposure to asbestos products produced by several manufacturers, including Premix. The plaintiffs' alleged exposure to asbestos generally range from 1955 through 1985. As of May 1, 1996, the Company is not a defendant in any lawsuits which alleges injuries due to asbestos exposure.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(10)  Commitments and Contingencies (continued)

          The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement has been extended until May 15, 1997. The Agreement is subject to cancellation upon sixty days notice by any party.

           The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to the litigation. Premix is responsible for the remaining 7%. At March 31, 1996, the Company had accrued approximately $8,000 in estimated litigation and settlement costs related to the previously described asbestos claims, net of any amounts paid by the insurers.

           The Company believes, based upon the Agreement with its insurance carriers, and its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case went to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable at this time to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

            Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of business, none of which are material to the Company.

      (b) The Company pays aggregate monthly rent of approximately $9,025 for four of its operating facilities. The leases expire at various dates ranging from December 31, 1996 to April 30, 1998. Three of the leases provide for annual increases in monthly rent.

            In addition, the Company leases one automobile under an agreement which provides for a minimum monthly payment of $600 through August, 1997. The Company is subject to an operating lease agreement for certain computer equipment which provides for monthly rental payments of $971 through February, 1998.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(10)  Commitments and Contingencies  (continued)

      (c) In 1992, the Company removed its fuel pumps and underground tanks at its facilities in Miami and Casselberry, Florida, rather than upgrade the storage tank systems to comply with more stringent environmental standards which went into effect December 31, 1992. Upon removal of the tanks, test results showed evidence of soil and ground water contamination at each site. The contaminated soil was removed from the properties and the regulatory authorities required the Company to test the groundwater and provide engineering reports to determine what remedial actions, if any, are necessary with respect to the ground water contamination. In December 1994, all appropriate governmental authorities released the Company from further remedial actions with respect to the Casselberry, Florida facility. In June 1995, the governmental authorities released the Company from further remedial action with respect to its Miami, Florida facility.

            During 1995, the Company incurred expenses of approximately $6,000 in connection with the engineering studies, tank removal and contamination removal. The Company is eligible for reimbursement of certain allowable costs in connection with the removal of the contamination through a program established by the State of Florida Department of Environmental Regulation.

      (d) Howard L. Ehler, Jr. ("the Executive") is employed by the Company pursuant to a one year renewable agreement (the "Employment Agreement"). Mr. Ehler serves as Executive Vice President and Chief Financial Officer of the Company at a current annual base salary of $98,555. The Employment Agreement provides for automatic renewal for additional one year periods as of July 1, of each year, unless the Company or the Executive notifies the other party of an intent not to renew at least 90 days prior to expiration of the existing term. The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Company's Compensation Committee.

            Prior to a change in control, the Company has the right to terminate the Employment Agreement without cause at any time upon thirty days written notice, provided the Company pays to the Executive a severance payment equivalent to 50% of his then current annual base salary. As part of the Employment Agreement, the Executive has agreed not to disclose confidential information and not to compete with the Company during his term of employment and, in certain cases for a two (2) year period following his termination.

            In the event of a "Change in Control" (as defined in the Employment Agreement), the Employment Agreement is automatically

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(10)  Commitments and Contingencies  (continued)

      extended to a three year period. Thereafter, the Executive will be entitled to terminate his employment with the Company for any reason at any time. In the event the Executive terminates his employment after a Change of Control, the Executive will be entitled to receive the lesser of (i) a lump sum amount equal to the base salary payments and all other compensation and benefits Executive would have received had the Employment Agreement continued for the full term; or (ii) three times Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Liquidity and Capital Resources

                 At March 31, 1996, the Company had   working capital of
            approximately $840,000 compared to working capital of $733,000 at December 31, 1995.

                 The Company's business is related primarily to the level of construction activity in Florida and Georgia. The majority of the Company's products are sold to building materials dealers located principally in Florida and Georgia who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of construction permits issued for the construction of buildings. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things.

                 Although general construction activity has increased in
            Florida since 1993, the duration of present economic conditions and the magnitude of its effect on the construction industry is uncertain and cannot be predicted.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a line of credit with a commercial lender scheduled to expire on June 20, 1997. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of non-extension 60 days prior to the expiration date. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 1996, $1,230,000 had been borrowed against available lines of credit limits collateralized by accounts receivable and inventory.

                 Until 1994, all trade accounts receivable represented
            amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis. In April 1994, the Company commenced selling its Acrocrete products in the Savannah, Georgia area directly to the end-user (contractors and

                    IMPERIAL INDUSTRIES,  INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Liquidity and Capital Resources (continued)

            subcontractors), through Company owned warehouse distribution facilities. In January 1995 and May 1995, the Company opened its second and third warehouse distribution facilities. As a result of sales to the end user and a higher level of sales generated in the first three months of 1996, compared to 1995, the Company's accounts receivable increased from $1,371,000 at December 31, 1995 to $1,450,000, at March 31, 1996.

                 The Company's common stockholders' deficit   of $5,805,000,
            at March 31, 1996, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to reduce operating losses and to generate adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, and the development and sale of new products. These actions enabled the Company to derive net income of $123,000 for the three months ended March 31, 1996 prior to the application of unpaid dividends on the redeemable preferred stock, compared to net income of $107,000 for the three months ended March 31, 1995.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,466,000 of dividends in arrears on the preferred stock as of March 31, 1996. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be approved by its Stockholders.

                 The Company believes its cash on hand and the maintenance
            of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months.

                 The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) achieve long-term profitable operations and
            (ii) pay or otherwise satisfy omitted preferred stock dividends and preferred stock redemption requirements.

                 IMPERIAL INDUSTRIES,  INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Liquidity and Capital Resources (continued)

                 The Company has no material capital expenditures planned
            for the next twelve months, other than approximately $50,000 in capital that the Company may elect to spend to upgrade the Company's manufacturing facility in Casselberry, Florida.


            Result of Operations

            Three Months Ended March 31, 1996 Compared to 1995

                 Net sales for the three months ended March 31, 1996
            increased $715,000, or approximately 28%, compared to the same period in 1995. The increase in sales was derived primarily from the sale of Acrocrete products, together with certain complementary products manufactured by other companies, which were sold through the Company's warehouse distribution facilities. The Company opened its first location in April 1994 and two additional facilities in January and May 1995.

                 Gross profit as a percentage of net sales for the first
            quarter 1996 was approximately 30% compared to 31% in the same period of 1995. The decrease in gross profit margin was principally due to a greater proportion of sales of lower gross profit margin products, including certain complementary products manufactured by other companies.

                 Selling, general and administrative expenses as a
            percentage of net sales was approximately 24% for the first quarter of 1996 and 1995. However, selling, general and administrative expenses increased $160,000, or approximately 25% in 1996 compared to 1995. The actual increase in expenses was primarily due to expenses associated with the expanded operations and additional sales expenses from the Company's new distribution outlets. Selling, general and administrative expenses as a percentage of net sales remained approximately the same for the 1996 and 1995 periods because of spreading expenses over greater revenues. Interest expense was greater in 1996 compared to 1995, primarily because of increased borrowings under its line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II.   Other Information

Item 1.   Legal Proceedings

          See Notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I. Financial Information.

Item 3.   Default Upon Senior Securities

          The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of March 31, 1996, the Company has omitted dividends aggregating $3,466,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter through 1995. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock in April 1995. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits
          Exhibit 2.1 Amended Plan of Reorganization [Incorporated by reference to the Company's Form 8-K, File No. 1-7190, dated June 26, 1987.]

          Exhibit 4.1 Certificate of Designation with respect to the Preferred Stock [Incorporated by reference to the Company's registration statement on Form S-2, File No. 1-7190, dated February 22, 1983.]
          (b) Reports on Form 8-K
          None

                                    SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IMPERIAL INDUSTRIES, INC.

                                   By: /s/ Howard L. Ehler, Jr.
                                       ---------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /s/ Betty Jean Murchison
                                       ---------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer
May 10, 1996
                                                                 Page 19 of 19