Form 10-Q
period 1996-06-30
IMPERIAL INDUSTRIES INC
filed 1996-08-12
CIK 49930

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                              ---------------------------------------------

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

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of August 5, 1996: 5,562,461

     Total number of pages contained in this document:  19

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995                          3-4

          Consolidated Statements of Operations
           Six Months and Three Months Ended June 30, 1996 and 1995     5


          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1995                      6-7


          Notes to Consolidated Financial Statements                   8-15


          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        16-18



Part II.  Other Information and Signatures

          Item 1.  Legal Proceedings                                     19


          Item 3.  Default Upon Senior Securities                        19


          Item 6.  Exhibits and Reports on Form 8-K                      19

                   IMPERIAL INDUSTRIES, INC, AND SUBSIDIAIRES
                           Consolidated Balance Sheets

                                                 (Unaudited)
                                                  June 30,        December 31,
                                                    1996               1995
                                                ------------      --------------
   Assets
Current assets:
  Cash and cash equivalents                     $  232,000           $  252,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $148,000 in 1996 and $139,000 in 1995)        1,553,000            1,371,000
  Inventories                                    1,250,000            1,280,000
  Other current assets                             103,000               38,000
                                                -----------          -----------

     Total current assets                        3,138,000            2,941,000
                                                -----------          -----------

Property, plant and equipment, at cost           2,681,000            2,651,000
 Less accumulated depreciation                  (1,982,000)          (1,934,000)
                                                -----------          -----------
     Net property, plant and equipment             699,000              717,000
                                                -----------          -----------

Other assets                                        93,000               89,000
                                                -----------          -----------
                                                $3,930,000           $3,747,000
                                                ===========          ===========

                   IMPERIAL INDUSTRIES, INC, AND SUBSIDIAIRES
                           Consolidated Balance Sheets

                                                 (Unaudited)
                                                  June 30,        December 31,
                                                    1996               1995
                                                ------------      --------------

   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,184,000           $1,245,000
  Current portion of long-term debt                157,000              155,000
  Accounts payable                                 673,000              708,000
  Accrued expenses and other liabilities           156,000              100,000
                                                -----------          -----------
     Total current liabilities                   2,170,000            2,208,000
                                                -----------          -----------

Long-term debt, less current maturities            932,000            1,000,000
                                                -----------          -----------

Preferred dividends in arrears                   3,549,000            3,384,000
                                                -----------          -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000            3,001,000
                                                -----------          -----------

Commitments and contingencies                         -                    -
                                                -----------          -----------

Common stock and other stockholders' deficit:
 Common stock, $.10 par value. Authorized
  20,000,000 shares; 5,560,324 issued and
  outstanding in 1996 and 1995                     556,000              556,000
 Additional paid-in-capital                      7,223,000            7,276,000
 Accumulated deficit                           (13,173,000)         (13,295,000)
                                                -----------          -----------
                                                (5,394,000)          (5,463,000)
 Less cost of shares in treasury (147,863
  shares in 1996 and 172,863 in 1995)             (328,000)            (383,000)
                                                -----------          -----------
     Total common stock and other
       stockholders' deficit                    (5,722,000)          (5,846,000)
                                                -----------          -----------
                                                $3,930,000           $3,747,000
                                                ===========          ===========








See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


                                       Six Months Ended    Three Months Ended
                                            June 30,            June 30,
                                    --------------------- ---------------------
                                       1996      1995        1996       1995
                                    ---------- ---------- ---------- ----------
Net sales                           $6,952,000 $5,601,000 $3,669,000 $3,033,000
Cost of sales                        4,979,000  3,910,000  2,667,000  2,134,000
                                    ---------- ---------- ---------- ----------

     Gross profit                    1,973,000  1,691,000  1,002,000    899,000

Selling, general and
 administrative expenses             1,552,000  1,395,000    764,000    767,000
                                    ---------- ---------- ---------- ----------

     Operating income                  421,000    296,000    238,000    132,000

Other income (expense):
  Interest expense                    (157,000)  (130,000)   (78,000)   (69,000)
  Miscellaneous income (expense)        23,000      3,000      4,000     (1,000)
                                    ---------- ---------- ---------- ----------
                                      (134,000)  (127,000)   (74,000)   (70,000)
                                    ---------- ---------- ---------- ----------

      Net income                       287,000    169,000    164,000     62,000

Less: Dividends on redeemable
    preferred stock (note 8b)         (165,000)  (165,000)   (83,000)   (83,000)
                                    ---------- ---------- ---------- ----------
      Net income (loss) applicable
    to common stockholders (note 9)  $ 122,000  $   4,000  $  81,000  $ (21,000)
                                    ========== ========== ========== ==========

Weighted average number of shares
 outstanding                         5,392,848  5,377,000  5,398,175  5,387,000
                                    ========== ========== ========== ==========

Net income (loss) per share of common
 stock (note 9)                          $.022      $.001      $.015     $(.004)
                                    ========== ========== ========== ==========












See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                           Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        1996             1995
                                                    -----------     -----------
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                       $287,000         $ 169,000
                                                    -----------     -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                     65,000            60,000
      Amortization                                      8,000             6,000
      Provision for doubtful accounts                  32,000            44,000
      Compensation expense - treasury stock             3,000             2,000
      Loss on disposal of property and equipment       (1,000)             -

      (Increase) decrease in:
        Accounts receivable                          (214,000)         (285,000)
        Inventory                                      30,000          (145,000)
        Prepaid expenses and other assets             (76,000)          (84,000)

      Increase (decrease) in:
        Accounts payable                              (35,000)          190,000
        Accrued expenses                               56,000            45,000
                                                    -----------     -----------
       Total adjustments to net income               (132,000)         (167,000)
                                                    -----------     -----------
        Net cash provided by operating
         activities                                   155,000             2,000
                                                    -----------     -----------
Cash flows from investing activities
    Purchase of property, plant
     and equipment                                    (52,000)         (115,000)
    Proceeds from disposal of property
     and equipment                                      4,000              -
                                                    -----------     -----------
    Cash used in investing activities                 (48,000)         (115,000)
                                                    -----------     -----------
Cash flows from financing activities
    (Decrease) increase in notes
     payable banks - net                              (61,000)          112,000
    Reduction of long-term debt-net                   (66,000)          (40,000)
                                                    -----------     -----------
     Cash (used in) provided by financing
      activities                                     (127,000)           72,000
                                                    -----------     -----------
Net decrease in cash and cash equivalents             (20,000)          (41,000)

Cash and cash equivalents
 beginning of period                                  252,000           238,000
                                                    -----------     -----------
Cash and cash equivalents end of period              $232,000         $ 197,000
                                                    ===========     ===========

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-


                                                           Six Months Ended
                                                              June 30,

                                                    ---------------------------
                                                        1996             1995
                                                    -----------     -----------
                                                             (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the six months for:
  Interest                                           $154,000         $131,000
                                                    ===========     ===========

Non-cash transactions:
  During the six months ended June 30, 1996 and 1995, 25,000 and 50,000 shares of common stock was issued from treasury stock to an employee and a former officer of the Company.





























           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements



(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Revenue Recognition Policy

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with an original maturity of three months or less when purchased. Included in cash and cash equivalents at June 30, 1996 and December 31, 1995 are time deposits of $151,000 and $50,000, respectively.

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

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable

           Included in notes payable at June 30, 1996 is $1,184,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 4% (12-1/4% at August 5, 1996) and expires June 20th, of each year, but is automatically extended for an additional one year term unless either party gives the other notice of termination by April 21 of each year. The line of credit was automatically extended through June 20, 1997. At June 30, 1996, the line of credit limit available for borrowing aggregated $1,606,000, of which $1,184,000 had been borrowed. For the six months ended June 30, 1996 and 1995, the maximum borrowings at any month end were $1,415,000 and $1,156,000 respectively. The average month end amount outstanding during the six months ended June 30, 1996 and 1995 periods were $1,284,000 and $1,095,000, respectively.


(6)   Long-Term Debt and Current Installments of Long-Term Debt

           Included in long-term debt at June 30, 1996, are two mortgage loans, collateralized by Premix's real property, in the amounts of $318,000 and $541,000, respectively, less current installments of $42,000. Each loan bears adjustable interest rates. As of August 1, 1996 interest rates on such mortgage loans were 12% and 10 1/2%, respectively.

           Long-term debt at June 30, 1996 also includes a $55,000 obligation, less current installments of $26,000, relating to a product liability lawsuit for which the Company had no insurance. In the fourth quarter of 1993, the Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. In accordance with the terms of the agreement, in the event the Company files for bankruptcy protection during the payment period, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. Other long-term debt in the aggregate amount of $186,000, less current installments of $89,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.25% to 15.39% and are payable monthly through 1998.

(7)   Tax Credit Carryforwards

           At June 30, 1996, the Company had approximately $12.5 million of net operating losses, for book and tax purposes, available through the

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

(8)   Capital Stock

      (a)  Common Stock

                At June 30, 1996, the Company had outstanding 5,412,461 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                On May 23, 1996, the Company issued from treasury 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation. On July 12, 1996, the Company issued an aggregate of 150,000 shares of Common Stock to the Directors and Executive Vice President of the Company as part of their compensation for services rendered.

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

                At June 30, 1996, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class,

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   -continued-

(8)   Capital Stock (continued)

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

                The Company has omitted dividends on its Preferred Stock for the six months ended June 30, 1996 in the amount of $165,000 and for each quarter since the fourth quarter of 1985 aggregating $3,549,000 through June 30, 1996. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through June 30, 1996, an aggregate of aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

                 The Company did not redeem any shares of Preferred Stock as required on April 1, 1991 or each year thereafter. Under the provisions of the sinking fund requirements, if an annual sinking fund requirement is not met, it is added to the requirements for the next year. The Preferred Stock has not been included in common stockholders' deficit because of its mandatory redemption feature.

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

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   -continued-



(8)   Capital Stock (continued)

      (c)  Warrants


              At June 30, 1996, the Company had the following outstanding series of warrants:

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

      (d)  Stock Options

              At June 30, 1996, 505,500 shares of Common Stock were reserved for issuance pursuant to stock options granted under the Company's stock option plans. The exercise price of all such options is $.10 per share. No additional options may be granted under any of the Company's stock option plans.

(9)  Net Income Applicable to Common Stockholders

           Net income applicable to common stockholders includes $165,000 Preferred Stock dividends accrued, but not declared, for the six months ended June 30, 1996 and 1995, respectively.

           Net income per share of Common Stock is computed after considering the effect of Preferred Stock dividends, on the basis of the weighted average number of shares outstanding. Shares issuable in exchange for convertible Preferred Stock, stock options and warrants are antidilutive and, therefore, are not included in the computations.

(10)  Commitments and Contingencies

      (a) In April 1996, the Company was advised by counsel that Premix had been dismissed as a defendant, to which it had been a party with other unaffiliated companies, in 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. The plaintiffs, for the most part, were former welders, insulators, laborers, plasterers and their families, who were

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   -continued-


(10)  Commitments and Contingencies (continued)

      claiming personal injury or wrongful death resulting from exposure to asbestos products produced by several manufacturers, including Premix. The plaintiffs' alleged exposure to asbestos generally range from 1955 through 1985. As of August 5, 1996, the Company is not a defendant in any lawsuits which allege injuries due to asbestos exposure.

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

           The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to the litigation. Premix is responsible for the remaining 7%. At June 30, 1996, the Company had accrued approximately $8,000 in estimated litigation and settlement costs related to the previously described asbestos claims, net of any amounts paid by the insurers.

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

            Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

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

            In the event of a "Change in Control" (as defined in the Employment Agreement), the Employment Agreement is automatically extended to a three year period. Thereafter, the Executive will be entitled to terminate his employment with the Company for any reason at any time. In the event the Executive terminates his employment after a Change of Control, the Executive will be entitled to receive the lesser of (i) a lump sum amount equal to the base salary payments and all other compensation and benefits Executive would have received had the Employment Agreement continued for the full term; or (ii) three times Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Liquidity and Capital Resources

                 At June 30, 1996,  the Company had   working capital of
            approximately $968,000 compared to working capital of $733,000 at December 31, 1995.

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

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a line of credit with a commercial lender scheduled to expire on June 20, 1997. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 1996, $1,184,000 had been borrowed against $1,606,000 in available lines of credit limits.

                 Until 1994, all trade accounts receivable represented
            amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis. In April 1994, the Company commenced selling its Acrocrete products in the Savannah, Georgia area directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution facilities. In January 1995 and May 1995, the Company opened its second and third warehouse distribution facilities. As a result of sales to the end user and a higher level of sales generated in the first six months of 1996, compared to 1995, the Company's accounts receivable increased from $1,371,000 at December 31, 1995 to $1,553,000, at June 30, 1996.

                 The Company's common stockholders' deficit   of $5,722,000,
            at June 30, 1996, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash

                 IMPERIAL INDUSTRIES,  INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Liquidity and Capital Resources (continued)

            to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, and the development and sale of new products. These actions enabled the Company to derive net income of $287,000 for the six months ended June 30, 1996 prior to the application of unpaid dividends on the redeemable preferred stock, compared to net income of $169,000 for the six months ended June 30, 1995.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,548,000 of dividends in arrears on the preferred stock as of June 30, 1996. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be approved by its stockholders.

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

                 The Company has no material capital expenditures planned
            for the next twelve months, other than expenditures that the Company may elect to spend to upgrade the Company's manufacturing facility in Casselberry, Florida. If the Company determines it appropriate to upgrade these facilities, management estimates it would likely require a $50,000 to $100,000 cash investment and the balance of the funds would be financed. The Company is investigating the feasibility of moving its manufacturing facility in Atlanta in April 1997. The Company is unable to determine what capital expenditures, if any, may be required at this time.

                 IMPERIAL INDUSTRIES,  INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


            Result of Operations

            Six Months Ended and Three Months Ended June 30, 1996 Compared to 1995

                 Net sales for the six months ended June 30, 1996, increased
            $1,351,000, or approximately 24.1%, compared to the same period in 1995. For the three months ended June 30, 1996, net sales increased $636,000, or approximately 21.0%, compared to the same quarter in 1995. The increase in sales was derived primarily from the sale of Acrocrete products, together with certain complementary products manufactured by other companies, which were sold through the Company's wholesale distribution facilities. The Company opened its first location in April 1994 and two additional facilities in January and May 1995, respectively.

                 Gross profit as a percentage of net sales for the six
            months and three months ended June 30, 1996, was approximately 28.4% and 27.3%, respectively, compared to 30.2% and 29.6% in the comparable periods in 1995. The decrease in gross profit margins was principally due to a greater proportion of sales of lower gross profit margin products, including certain complementary products manufactured by other companies.

                 Selling, general and administrative expenses as a
            percentage of net sales for the six months and three months ended June 30, 1996 was approximately 22.3% and 20.8%, respectively, compared to 24.9% and 25.3%, for the same periods in 1995. In 1995, selling, general and administrative expenses included start-up costs associated with the opening of two the Company's three warehouse distribution facilities. However, selling, general and administrative expenses for the six months ended June 30, 1996 increased $157,000, or approximately 11.2% compared to 1995. The actual increase in expenses was primarily due to expenses associated with the expanded operations and additional sales expenses from the Company's new distribution outlets. Selling, general and administrative expenses as a percentage of net sales decreased in 1996 compared to 1995 periods because of spreading expenses over greater revenues. Interest expense was greater in 1996 compared to 1995, primarily because of increased borrowings under its line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II.   Other Information

Item 1.   Legal Proceedings

          See Notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I. Financial Information.

Item 3.   Default Upon Senior Securities

          The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of June 30, 1996, the Company has omitted dividends aggregating $3,548,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock in April 1995. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

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


                                   IMPERIAL INDUSTRIES, INC.

                                   By: /s/ Howard L. Ehler, Jr.
                                       ---------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /s/ Betty Jean Murchison
                                       ---------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer
August 12, 1996