Form 10-Q
period 1996-09-30
IMPERIAL INDUSTRIES INC
filed 1996-11-13
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______September 30, 1996______________________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number ______________1-7190___________________________________

_________________________IMPERIAL_INDUSTRIES,_INC._____________________________
              (Exact name of registrant as specified in its charter)

__________Delaware________________________________59-0967727___________________
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

_________3009_Northwest_75th_Avenue,_Miami,_Florida_33122-1439_________________
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (305)_477-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES __X__   NO ____

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of November 1, 1996: 5,562,461

     Total number of pages contained in this document:  19

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995                    3-4


          Consolidated Statements of Operations
           Nine Months and Three Months Ended
           September 30, 1996 and 1995                                    5

          Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1996 and 1995                6-7


          Notes to Consolidated Financial Statements                   8-15


          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        16-18



Part II.  Other Information and Signatures

          Item 1.  Legal Proceedings                                     19


          Item 3.  Default Upon Senior Securities                        19


          Item 6.  Exhibits and Reports on Form 8-K                      19

                   IMPERIAL INDUSTRIES, INC, AND SUBSIDIAIRES
                           Consolidated Balance Sheets

                                                September 30,       December 31,
                                                    1996                1995
                                                -----------          -----------
                                                 (Unaudited)
   Assets
Current assets:
  Cash and cash equivalents                     $  282,000           $  252,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $138,000 in 1996 and $139,000 in 1995)        1,536,000            1,371,000
  Inventories                                    1,236,000            1,280,000
  Other current assets                              59,000               38,000
                                                -----------          -----------
     Total current assets                        3,113,000            2,941,000
                                                -----------          -----------

Property, plant and equipment, at cost           2,714,000            2,651,000
 Less accumulated depreciation                  (2,005,000)          (1,934,000)
                                                -----------          -----------
     Net property, plant and equipment             709,000              717,000
                                                -----------          -----------

Other assets                                       113,000               89,000
                                                -----------          -----------
                                                $3,935,000           $3,747,000
                                                ===========          ===========




























See accompanying notes to consolidated financial statement.

                   IMPERIAL INDUSTRIES, INC, AND SUBSIDIAIRES
                           Consolidated Balance Sheets

                                                September 30,       December 31,
                                                    1996                1995
                                                -----------          -----------
                                                 (Unaudited)


   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,219,000           $1,245,000
  Current portion of long-term debt                162,000              155,000
  Accounts payable                                 617,000              708,000
  Accrued expenses and other liabilities           149,000              100,000
                                                -----------          -----------
     Total current liabilities                   2,147,000            2,208,000
                                                -----------          -----------

Long-term debt, less current maturities            905,000            1,000,000
                                                -----------          -----------

Preferred dividends in arrears                   3,632,000            3,384,000
                                                -----------          -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000            3,001,000
                                                -----------          -----------

Commitments and contingencies                         -                    -
                                                -----------          -----------
Common stock and other stockholders' deficit:
 Common stock, $.10 par value. Authorized
  20,000,000 shares; 5,710,324 issued and
  outstanding in 1996 and 5,560,324 in 1995        571,000              556,000
 Additional paid-in-capital                      7,229,000            7,276,000
 Accumulated deficit                           (13,222,000)         (13,295,000)
                                                -----------          -----------
                                                (5,422,000)          (5,463,000)
 Less cost of shares in treasury (147,863
  shares in 1996 and 172,863 in 1995)             (328,000)            (383,000)
                                                -----------          -----------
     Total common stock and other
       stockholders' deficit                    (5,750,000)          (5,846,000)
                                                -----------          -----------
                                                $3,935,000           $3,747,000
                                                ===========          ===========








See accompanying notes to consolidated financial statement.

                          IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations (Unaudited)


                                      Nine Months Ended     Three Months Ended
                                         September 30,          September 30,

                                    --------------------- ---------------------
                                       1996      1995        1996       1995
                                    ---------- ---------- ---------- ----------

Net sales                          $10,433,000 $8,463,000 $3,481,000 $2,862,000
Cost of sales                        7,468,000  5,987,000  2,489,000  2,077,000
                                    ---------- ---------- ---------- ----------

     Gross profit                    2,965,000  2,476,000    992,000    785,000

Selling, general and
 administrative expenses             2,434,000  2,221,000    882,000    826,000
                                    ---------- ---------- ---------- ----------

     Operating income (loss)           531,000    255,000    110,000    (41,000)

Other income (expense):
   Interest expense                   (238,000)  (203,000)   (81,000)   (73,000)
   Miscellaneous income                 28,000      3,000      5,000        -
                                    ---------- ---------- ---------- ----------
                                      (210,000)  (200,000)   (76,000)   (73,000)
                                    ---------- ---------- ---------- ----------

      Net income (loss)                321,000     55,000     34,000   (114,000)

Less: Dividends on redeemable
       preferred stock (Note 8b)      (248,000)  (248,000)   (83,000)   (83,000)
                                    ---------- ---------- ---------- ----------
      Net income (loss) applicable to
       common stockholders (Note 9) $   73,000 $ (193,000) $ (49,000) $(197,000)
                                    ========== ========== ========== ==========

Weighted average number of shares
 outstanding                         5,440,000  5,381,000  5,533,000  5,387,000
                                    ========== ========== ========== ==========


Net income (loss) per share of common
 stock (note 9)                          $.013      $(.04)     $(.01)     $(.04)
                                    ========== ========== ========== ==========








 See accompanying notes to consolidated financial statement.

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents

                                                           Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                        1996             1995
                                                    ----------        ----------
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                      $ 321,000         $  55,000
                                                    ----------        ----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                     98,000            93,000
      Amortization                                     13,000             9,000
      Provision for doubtful accounts                  63,000            80,000
      Issuance of common stock                         24,000             2,000
      Gain on sale of assets                           (1,000)           (3,000)

      (Increase) decrease in:
        Accounts receivable                          (228,000)         (337,000)
        Inventory                                      44,000          (277,000)
        Prepaid expenses and other assets             (58,000)          (29,000)

      Increase (decrease) in:
        Accounts payable                              (91,000)          439,000
        Accrued expenses                               49,000           (23,000)
                                                    ----------        ----------
       Total adjustments to net income                (87,000)          (46,000)
                                                    ----------        ----------
        Net cash provided by
         operating activities                         234,000             9,000
                                                    ----------        ----------
Cash flows from investing activities
    Funds received from sale of assets                  4,000             3,000
    Purchase of property, plant
     and equipment                                    (95,000)         (211,000)
                                                    ----------        ----------
    Cash used in investing activities                 (91,000)         (208,000)
                                                    ----------        ----------
Cash flows from financing activities
    (Decrease) increase in notes payable
     banks - net                                      (26,000)          138,000
    (Decrease) increase in long-term debt - net       (87,000)           21,000
                                                    ----------        ----------
     Cash (used in) provided by financing
      activities                                     (113,000)          159,000
                                                    ----------        ----------
Net increase (decrease) in cash and cash
 equivalents                                           30,000           (40,000)

Cash and cash equivalents
 beginning of period                                  252,000           238,000
                                                    ----------        ----------
Cash and cash equivalents end of period             $ 282,000         $ 198,000
                                                    ==========        ==========

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                           Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                        1996             1995
                                                    ----------        ----------
                                                             (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the nine months for:
  Interest                                          $235,000           $204,000
                                                    ==========        ==========

Non-cash transactions:
  During the nine months ended September 30, 1996 and 1995, 25,000 and 50,000 shares of common stock was issued from treasury stock.
  Also, during the nine months ended
  September 30, 1996, 150,000 shares of common stock were issued to an officer and directors of the Company




























           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements



(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Revenue Recognition Policy

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with an original maturity of three months or less when purchased. Included in cash and cash equivalents at September 30, 1996 and December 31, 1995 are time deposits of $152,000 and $50,000, respectively.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable

           Included in notes payable at September 30, 1996 is $1,219,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 4% (12-1/4% at November 1, 1996) and expires June 20th, of each year, but is automatically extended for an additional one year term unless either party gives the other notice of termination by April 21 of each year. The line of credit was automatically extended through June 20, 1997. At September 30, 1996, the line of credit limit available for borrowing aggregated $1,625,000, of which $1,219,000 had been borrowed. For the nine months ended September 30, 1996 and 1995, the maximum borrowings at any month end were $1,419,000 and $1,182,000 respectively. The average month end amount outstanding during the nine months ended September 30, 1996 and 1995 periods were $1,299,000 and $1,112,000, respectively.


(6)   Long-Term Debt and Current Installments of Long-Term Debt

           Included in long-term debt at September 30, 1996, are two mortgage loans, collateralized by Premix's real property, in the amounts of $317,000 and $532,000, respectively, less current installments of $43,000. Each loan bears adjustable interest rates. As of November 1, 1996 interest rates on such mortgage loans were 12% and 10 1/2%, respectively.

           Long-term debt at September 30, 1996 also includes a $49,000 obligation, less current installments of $26,000, relating to a product liability lawsuit for which the Company had no insurance. In the fourth quarter of 1993, the Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. In accordance with the terms of the agreement, in the event the Company files for bankruptcy protection during the payment period, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. Other long-term debt in the aggregate amount of $186,000, less current installments of $89,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.25% to 15.39% and are payable monthly through 1998.

(7)   Tax Credit Carryforwards

           At September 30, 1996, the Company had approximately $12.5 million of net operating losses, for book and tax purposes, available through the year 2009 and investment and other tax credits of approximately $250,000 available through the year 2001. A valuation allowance of the resulting net deferred tax asset of approximately

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)   Tax Credit Carryforwards (continued)

      $4.7 million has been established due to the uncertainties relating to its eventual realizability. Changes in the Company's ownership, if any, may have the effect of limiting the annual utilization of these carryforwards.

(8)   Capital Stock

      (a)  Common Stock

                At September 30, 1996, the Company had outstanding 5,562,461 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

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

                At September 30, 1996, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8)   Capital Stock (continued)

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

                The Company has omitted dividends on its Preferred Stock for the nine months ended September 30, 1996 in the amount of $248,000 and for each quarter since the fourth quarter of 1985 aggregating $3,632,000 through September 30, 1996. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through September 30, 1996, an aggregate of aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

                 The Company did not redeem any shares of Preferred Stock as required on April 1, 1991 or any year thereafter. Under the provisions of the sinking fund requirements, if an annual sinking fund requirement is not met, it is added to the requirements for the next year. The Preferred Stock has not been included in common stockholders' deficit because of its mandatory redemption feature.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8)   Capital Stock (continued)

      (c)  Warrants

              At September 30, 1996, the Company had the following outstanding series of warrants:

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

      (d)  Stock Options

              At September 30, 1996, 505,500 shares of Common Stock were reserved for issuance pursuant to stock options granted under the Company's stock option plans. The exercise price of all such options is $.10 per share. No additional options may be granted under any of the Company's stock option plans.

(9)  Net Income Applicable to Common Stockholders

           Net income applicable to common stockholders includes $248,000 Preferred Stock dividends accrued, but not declared, for the nine months ended September 30, 1996 and 1995, respectively.

           Net income per share of Common Stock is computed after considering the effect of Preferred Stock dividends, on the basis of the weighted average number of shares outstanding. Shares issuable in exchange for convertible Preferred Stock, stock options and warrants are antidilutive and, therefore, are not included in the computations.

(10)  Commitments and Contingencies

      (a) In April 1996, the Company was dismissed as a defendant, to which it had been a party with other unaffiliated companies, in 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of November 1, 1996, the Company is not a defendant in any lawsuits which allege injuries due to asbestos exposure.

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

           The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to the litigation. Premix is responsible for the remaining 7%. At September 30, 1996, the Company had accrued approximately $3,000 in estimated litigation and settlement costs related to the previously described asbestos claims, net of any amounts paid by the insurers.

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

            The Company is engaged in other legal actions and claims arising in the ordinary course of its business. One such action may be material to the Company. Acrocrete is a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involves claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims relate to the use of synthetic stucco in the construction of such homes. The lawsuit alleges negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs allege that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(10)  Commitments and Contingencies  (continued)

            Acrocrete believes it has meritorious defenses against the claim and cross-claims against the general contractor and installer of the product. The Company's insurance carriers are providing a defense and accepted coverage under reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.

      (b) The Company pays aggregate monthly rent of approximately $9,025 for four of its operating facilities. The leases expire at various dates ranging from December 31, 1996 to April 30, 1998. Three of the leases provide for annual increases in monthly rent.

            In addition, the Company leases one automobile under an agreement which provides for a minimum monthly payment of $600 through June 1998. The Company is subject to an operating lease agreement for certain computer equipment which provides for monthly rental payments of $971 through February, 1998.

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

            In addition, Mr. Ehler is eligible to receive up to 75,000 shares of common stock of the Company based on the earnings performance of the Company for the three years ended December 31, 1999.

      (e) During the third quarter of 1996, the Company entered into an employment arrangement with Fred M. Hansen to serve as president of the Company's subsidiaries, Premix and Acrocrete, providing for an annual base salary to $117,601 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, as an inducement for his employment, the executive is to receive 100,000 shares of common stock of the Company over a three year period ending in 1998. In addition, the executive is eligible to receive an aggregate of 100,000 shares of the common stock of the Company based on the earnings performance of the subsidiaries for each year in the three year period ending December 31, 2000. Also Mr. Hansen is entitled to a moving allowance of $15,000 and the use of a Company auto, or car allowance of $650 per month during his employment.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Liquidity and Capital Resources

                 At September 30, 1996,  the Company had   working capital
            of approximately $966,000 compared to working capital of $733,000 at December 31, 1995.

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

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a line of credit with a commercial lender scheduled to expire on June 20, 1997. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 1996, $1,219,000 had been borrowed against $1,625,000 in available lines of credit limits.

                 Trade accounts receivable represent amounts due from
            building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution facilities. The Company presently owns and operates three warehouse distribution facilities. As a result of sales to the end user and a higher level of sales generated in the first nine months of 1996, compared to 1995, the Company's accounts receivable increased from $1,371,000 at December 31, 1995 to $1,536,000, at September 30, 1996.

                 The Company's common stockholders' deficit   of $5,422,000,
            at September 30, 1996, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Liquidity and Capital Resources (continued)

            adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, and the development and sale of new products. These actions enabled the Company to derive net income of $321,000 for the nine months ended September 30, 1996 prior to the application of unpaid dividends on the redeemable preferred stock, compared to net income of $55,000 for the nine months ended September 30, 1995.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,642,000 of dividends in arrears on the preferred stock as of September 30, 1996. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be approved by its stockholders.

                 The Company believes its cash on hand and the maintenance
            of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months.

                 The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) achieve long-term profitable operations; (ii) pay or otherwise satisfy omitted preferred stock dividends and preferred stock redemption requirements; and (iii) resolve current litigation on terms favorable to the Company.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


            Result of Operations

            Nine Months Ended and Three Months Ended September 30, 1996
             Compared to 1995

                 Net sales for the nine months ended September 30, 1996,
            increased $1,970,000, or approximately 23.3%, compared to the same period in 1995. For the three months ended September 30, 1996, net sales increased $619,000, or approximately 21.6%, compared to the same quarter in 1995. The increase in sales was derived primarily from the sale of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's wholesale distribution facilities.

                 Gross profit as a percentage of net sales for the nine
            months and three months ended September 30, 1996, was approximately 28.4% and 28.5%, respectively, compared to 29.3% and 27.4% in the comparable periods in 1995. The decrease in gross profit margins for the nine month period, was principally due to higher manufacturing expenses and a greater proportion of sales of lower gross profit margin products, including certain complementary products manufactured by other companies.

                 Selling, general and administrative expenses as a
            percentage of net sales for the nine months and three months ended September 30, 1996 was approximately 23.3% and 25.3%, respectively, compared to 26.2% and 28.9%, for the same periods in 1995. In 1995, selling, general and administrative expenses included start-up costs associated with the opening of two the Company's three warehouse distribution facilities. However, selling, general and administrative expenses for the nine months ended September 30, 1996 increased $213,000, or approximately 9.6% compared to 1995. The actual increase in expenses was primarily due to expenses associated with the expanded operations and additional sales expenses from the Company's distribution outlets. Selling, general and administrative expenses as a percentage of net sales decreased in 1996 compared to 1995 periods because of spreading expenses over greater revenues. Interest expense was greater in 1996 compared to 1995, primarily because of increased borrowings under its line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II.   Other Information

Item 1.   Legal Proceedings

          See Notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I. Financial Information.

Item 3.   Default Upon Senior Securities

          The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of September 30, 1996, the Company has omitted dividends aggregating $3,632,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

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


                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                       -------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /S/ Betty Jean Murchison
                                       -------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer

November 11, 1996
                                                           Page 19 of 19