Form 10-K
period 1996-12-31
IMPERIAL INDUSTRIES INC
filed 1997-04-01
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 1996
                                        OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________________ to____________________

Commission file number _________________1-7190_________________________________

________________________________IMPERIAL_INDUSTRIES,_INC._____________________
              (Exact name of registrant as specified in its charter)

______________Delaware________________              _____59-0967727_____
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

__________________3009_Northwest_75th_Avenue,__Miami,_Florida__33122___________
              (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code: (305)_477-7000

     Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered
            None                                            None

     Securities registered pursuant to Section 12(g) of the Act:
                           Common_Stock,_$.10_par_value
                                 (Title of class)
                   $1.10_Cumulative_Convertible_Preferred_Stock
                                 (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES __X__   NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.10 par value) and $1.10 Cumulative Convertible Preferred Stock on March 3, 1997 is: $1,822,305

      Number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding on March 3, 1997: 5,595,794

      Total number of pages contained in this document: 49

PART I

Item 1.     Business
              Imperial Industries, Inc. (hereinafter referred to as "the Company") is a Delaware corporation organized in 1968. The Company's executive offices are located at 3009 Northwest 75th Avenue, Miami, Florida 33122, and the telephone number at such offices is
         (305) 477-7000.

              The Company is engaged in the manufacture of building materials for sale to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. In addition, the Company has three distribution outlets through which it markets certain of its products directly to end users. The Company's products are used in the construction industry by developers, builders, contractors, and sub-contractors.

              The Company's business is directly related to the level of activity in the new and renovation construction market in Florida, and to a lesser extent other states in the Southeastern part of the United States. The Company's products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. In Florida, demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to the state. When economic conditions reduce migration, demand for new construction decreases. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of funds and local government growth management policies. The Company's operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

              The Company's manufacturing and sales operations are conducted by its wholly owned subsidiaries, Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete").

              Premix, together with its predecessors, has been in business for approximately 40 years. The names "Premix" and "PremixMarbletite" are among the registered trademarks of Premix. The Company believes the trade names of its manufactured products represent a substantial benefit to the Company because of industry recognition and brand preference. Premix manufactures stucco, roof tile mortar, plaster and swimming pool finishes. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials.

              Stucco products are applied as a finishing coat to exterior surfaces and to swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Plaster customarily is used to finish interiors of structures.

          Premix

              In August 1994, the Company entered into a five year licensing agreement with an unaffiliated company to exclusively manufacture and sell a new roof tile mortar product throughout the State of Florida and foreign countries. The Company has the option to renew the agreement for two additional five year periods. Premix has also entered into agreements to manufacture this product on behalf of selected wholesalers who distribute this product under the wholesalers names through their existing established dealer networks to service the roofing contractor industry. To date, a majority of all roof tile mortar sales have been derived from South Florida. Until 1996, the Company's licensed roof tile mortar product was the only mortar product approved by Dade County, Florida, building authorities for use to adhere all types of cement roof tiles to roofs. Other adhesive products used for similar purposes were also used by the industry. The manufacturing of this new product did not require any significant change to the current manufacturing facility.

              Premix accounted for approximately 49%, 59% and 64% of the Company's consolidated annual revenues in the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

         Acrocrete

              Acrocrete, organized in 1988, manufactures synthetic acrylic stucco products. The Company's trade name "Acrocrete" and certain of its manufactured products are described by trade names protected by registered trademarks. Acrocrete's products, used principally for exterior wall coatings, broaden and complement the range of products produced and sold by Premix. Management believes acrylic stucco products have certain advantages over traditional cementitious stucco products for certain types of construction applications because synthetic acrylic products provide a hard durable finish with stronger color retention properties. Further, acrylic stucco products have improved flexibility characteristics, which minimizes the problems of cracking of cement coating. Acrocrete's product system provides for energy efficiency for both residential and commercial buildings.

              For the fiscal years ended December 31, 1996, 1995 and 1994, Acrocrete's sales accounted for approximately 51%, 41% and 36%, respectively, of the Company's consolidated annual revenues.

         Suppliers

              Premix's raw materials and products are purchased from approximately 18 suppliers. While five suppliers account for approximately 67% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

              Acrocrete's raw materials are purchased from approximately 17 suppliers, of which five account for approximately 89% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

         Marketing and Sales

            The Company's marketing and sales strategy is to create a profit center for the products it manufactures, as well as enlarging its product offering by selling certain complementary products manufactured by other companies that are part of wall system applications. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets is targeted at both the end user of the Company's products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end user, and in some instances, to retail customers. A majority of the Company's sales are made directly by the Company to approximately 250 distributors.
              While the Company's sales are typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company's products. One distributor accounted for approximately 11% of total sales in 1995 but only 5% of total sales in 1996. The Company does not believe the loss of that distributor would cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's products would generally cause the user to seek a distributor who carries the Company's products. Sales from other customers and to end users contributed to the percentage decline in sales to the one distributor The Company primarily markets its products to distributors through Company salesmen, who promote both Premix and Acrocrete products, located in the Southeastern United States.

              In April 1994, the Company started a pilot program in Savannah, Georgia to sell its Acrocrete products directly to the end user. The Company's products and certain complementary products manufactured by other companies are inventoried and sold from a leased warehouse distribution facility. In January 1995, the Company opened a second distribution facility in Jacksonville, Florida. In May 1995, the Company opened a third distribution facility in Norcross, Georgia. Each leased facility contains between approximately 6,250 to 7,600 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, and to increase profit margins from the sale of the Company's products. The Company sells Acrocrete and complementary products of other manufacturers at such distribution facilities. The Company intends to close the Savannah Facility at the end of the first quarter of 1997. The closing will not have a material adverse effect on the Company.
                The Company presently does not plan to open other warehouse distribution facilities.

         Seasonality

              The sale of Premix's and Acrocrete's products in the construction market for the Southeastern United States is somewhat seasonal, with a slightly lower rate of sales historically occurring in the period December through February compared to the rest of the year.

         Competition

              The Company's business is highly competitive. Premix and Acrocrete encounter significant competition from local, regional and national manufacturers of acrylic, cement and plaster products, most of whom manufacture products similar to those of Premix and Acrocrete. Many of these competitors are larger, more established and better financed than the Company. The Company believes it can compete with the other companies based upon product quality, customer service and maintaining lower overhead costs than larger national companies.

         Environmental Matters

              In 1992, the Company removed its fuel pumps and underground tanks at its facilities in Miami and Casselberry, Florida, rather than upgrade the storage tank systems to comply with more stringent environmental standards which went in effect December 31, 1992. Upon removal of the tanks, test results showed evidence of soil and ground water contamination at each site. The contaminated soil was removed from the properties and the regulatory authorities required the Company to test the groundwater and provide engineering reports to determine what remedial actions, if any, were necessary. In December 1994 and June 1995, the environmental authorities released the Company from having to undertake any additional remedial action to its Casselberry and Miami, Florida facilities, respectively.

              Premix is eligible for reimbursement of certain allowable costs associated with the removal of the contamination and engineering studies that were required in connection with the assessment of contamination through an insurance program established by the State of Florida environmental authorities. Because of the uncertainty surrounding these reimbursements, the Company has elected to account for the insurance proceeds, if any, to be derived from this matter on a cash basis.

              During 1995 and 1994, the Company incurred expenses of approximately $7,000 and $22,000, respectively, in connection with the previously described engineering studies, tank removal and contamination removal.

         Employees

              The Company and its subsidiaries had 76 employees as of December 31, 1996. The Company considers its employee relations to be satisfactory. The Company's employees are not subject to any collective bargaining agreement.

Item 2.     Properties

              The Company and its subsidiaries maintain a total of 6 facilities in Florida and Georgia. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:


                             Approximate    Owned/
            Location         Sq. Footage    Leased     Company  Products
            --------------------------------------    -----------------------
            Miami, Fl.          30,000      Owned     Premix (Manufacturing)
            Casselberry, Fl.    20,000      Owned     Premix (Manufacturing)
            Atlanta, Ga.        14,750      Leased    Acrocrete (Manufacturing)
            Savannah, Ga.        6,250      Leased    Acrocrete (Distribution)
            Jacksonville, Fl.    7,500      Leased    Acrocrete (Distribution)
            Norcross, Ga.        7,600      Leased    Acrocrete (Distribution)

              The lease on the Atlanta facility expires April 30, 1997, and provides for rental payments of $2,500 per month. The Company was offered a renewal of its lease for an additional year for rental payments of $3,500 per month, which it intends to accept.

              The facilities located in Savannah and Norcross, Georgia and Jacksonville, Florida are utilized for the distribution of Acrocrete's products directly to the end-user (contractor/subcontractor). Acrocrete leases the Savannah facility at a monthly rental of $2,000 per month, through the lease expiration date of September 30, 1997. The Company is closing the Savannah facility effective March 31, 1997. The lease on the Jacksonville facility expires December 31, 1998, and provides for rental payments of $2,656 per month. Acrocrete leases the Norcross facility at $2,808 per month. The monthly rent increases to $2920, on May 1, 1997, through the lease expiration date of April 30, 1998. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

              The Miami and Casselberry facilities are encumbered by first mortgage liens with outstanding principal balances at December 31, 1996, of $523,000 and $316,000, respectively. See "Notes to Consolidated Financial Statements".

              Management believes that the Company's facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.  Legal Proceedings

              In April 1996, the Company was dismissed as a defendant, to which it had been a party with other unaffiliated companies, in the remaining 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of March 3, 1997, the Company is not a defendant in any lawsuits which allege injuries due to asbestos exposure.

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

              The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to the litigation. Premix is responsible for the remaining 7%. At December 31, 1996, the Company had accrued approximately $1,000 in estimated litigation and settlement costs related to the previously described asbestos claims, net of any amounts paid by the insurers.

              The Company believes, based upon the Agreement with its insurance carriers, and its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case went to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

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

              In the fourth quarter of 1993, the Company incurred a $100,000 charge to settle a product liability lawsuit for which the Company was not insured. The Company entered into an agreement to settle this lawsuit for $100,000, payable in equal monthly installments of $2,083 over a four year period with an annual interest rate of 71/2%. In accordance with the terms of the agreement, in the event of the Company's bankruptcy, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. See "Notes to Consolidated Financial Statements".

              Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters

               The Company's Common Stock is traded in the overthe-counter market. The following table sets forth the high and low bid quotations of the Common Stock for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                              Quarter, 1995   High     Low
                              ------------    ----    ----
                                 First        $.07    $.01
                                 Second        .13     .05
                                 Third         .25     .06
                                 Fourth        .19     .02

                              Quarter, 1996   High     Low
                              ------------    ----    ----
                                 First        $.06    $.03
                                 Second        .10     .06
                                 Third         .14     .07
                                 Fourth        .14     .08

             The Company has not paid any cash dividends on its Common Stock since 1980. The Company is prohibited from paying any dividends on the Common Stock until all accrued and unpaid dividends on the Company's $1.10 Cumulative Redeemable Convertible Preferred Stock are paid in full. The Company has omitted cash dividends on its Preferred Stock since the fourth quarter of 1985 aggregating $3,714,000 at December 31, 1996. See "Notes to Consolidated Financial Statements".

               On March 3, 1997, the Common Stock was held by 2,152 stockholders of record.

               As of March 3, 1997, the closing bid and asked prices of the Common Stock was $.17 and $.22, respectively.

Item 6.        Selected Financial Data

            The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 1996:

Statements of Operations Data                       Year ended December 31,

                                1996       1995       1994       1993      1992

Net sales                    $ 13,742    $11,615    $7,996     $7,714    $7,118
Cost of sales                   9,881      8,239     5,726      5,637     5,070
Selling, general
  and administrative expenses   3,313      2,979     2,104      2,068     1,901
Interest expense                 (317)      (282)     (204)      (168)     (188)
Miscellaneous income               43          7        23         17       177
Provision (benefit) for income tax                                           38
Income (loss) from operations     274        122       (15)      (142)       98
Extraordinary gain                                                           38
Net income (loss)                 274        122       (15)      (142)      136
Less:  dividends on redeemable
  preferred stock                (330)      (330)     (330)      (330)     (330)
Net loss applicable to common
  stockholders               $    (56)   $  (208)   $ (345)    $ (472)   $ (194)
Net loss per share applicable
  to common stockholders     $   (.01)   $  (.04)   $ (.06)    $ (.09)   $ (.03)
Number of shares used in computation
 of loss per share              5,471      5,382     5,317      5,217     5,096

Balance Sheets Data
                                              As of December 31,
                                  1996       1995       1994       1993    1992

Working capital                $  872      $  733     $  334     $  417   $  283

Total assets                   $4,116      $3,747     $3,067     $2,668   $2,810

Long-term debt,
 less current maturities       $  895      $1,000     $  576     $  678   $  339

Redeemable preferred stock     $3,001      $3,001     $3,001     $3,001   $3,001

Preferred dividends
  in arrears (1)               $3,714      $3,384     $3,054     $2,723   $2,393

Common stock and other
  stockholders' deficit       $(5,879)    $(5,846)   $(5,641)  $(5,301) $(4,833)



(1) No cash dividends have been paid on the cumulative redeemable preferred stock since 1985.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

            General

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

            Results of Operations

            Year Ended December 31, 1996 Compared to 1995

                 Net sales in 1996 increased $2,127,000, or approximately 18%, compared to 1995. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets.

                 Gross profit as a percentage of net sales for 1996 was
            approximately 28%, compared to 29% in 1995. The decrease in gross profit margins was principally due to higher manufacturing expenses and a greater proportion of sales of lower gross profit margin products, including certain complementary products manufactured by other companies. The Company has been reviewing all raw material purchases to ensure it realizes the lowest cost possible and is in the process of streamlining and updating its manufacturing processes by acquiring and modifying certain equipment to gain greater production efficiency. As a result, the Company expects to achieve higher gross profit margins in 1997 compared to 1996.

                 Selling, general and administrative expenses as a percentage of net sales for 1996 was approximately 24% compared to 26% in 1995. In 1995, selling, general and administrative expenses included start-up costs associated with the opening of two of the Company's three distribution outlets. However, selling, general and administrative expenses increased $334,000 or approximately 11% in 1996, compared to 1995. The increase in expenses was primarily due to expenses associated with the expanded operations, particularly additional sales expenses related to the Company's distribution outlets. Selling, general and administrative expenses as a percentage of net sales decreased in 1996 compared to 1995 because of spreading expenses over greater revenues without the corresponding increase of overhead. Interest expense was greater in 1996 compared to 1995, primarily because of increase borrowings

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

            Results of Operations (continued)

            Year Ended December 31, 1996 Compared to 1995 (continued)

            under its line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                 Due to the above factors and after giving effect to preferred stock dividends accrued but not paid, the Company incurred a net loss applicable to common stockholders of $56,000, or $.01 per share in 1996, compared to a net loss of $208,000 or $.04 per share in 1995. Net loss to common stockholders includes charges of $330,000 in 1996 and 1995 for unpaid cumulative dividends on preferred stock.


             Year Ended December 31, 1995 compared to 1994

                  Net sales in 1995 increased $3,619,000, or approximately 45%, compared to 1994. Premix products, principally a new roof tile mortar product and new aggregate pool finish products, accounted for $1,821,000 of the sales increase for 1995. The balance of the increase in sales was derived from the sale of Acrocrete products, together with certain complementary products manufactured by other companies, and sold through the Company's wholesale distribution facilities. The Company opened its first location in April 1994 and two additional facilities in January and May, 1995.

                  Gross profit as a percentage of net sales for 1995 was
             approximately 29%, compared to 28% in 1994. The increase in gross profit margins was principally due to a greater proportion of sales of higher gross profit margin products.

                 Selling, general and administrative expenses as a percentage of net sales for 1995 was approximately 26%, the same as in 1994. However, selling, general and administrative expenses increased $875,000 or approximately 42%, in 1995 compared to 1994. The actual increase in expenses was primarily due to the additional expenses associated with the establishment of the Company's new distribution outlets and additional costs related to the increase in sales of Premix products. Interest expense was greater in 1995 compared to 1994, primarily because of increased borrowing under the Company's line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                  The results of the Company's new distribution outlets had a material impact on the Company's consolidated results of operations for 1995. Although the distribution outlets realized sales of $2,511,000 in 1995, compared to $603,000 in 1994 when only one outlet was opened, management estimates the Company's distribution outlets incurred a loss of approximately $200,000 in 1995, compared

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

             Results of Operations (continued)

             Year Ended December 31, 1995 compared to 1994  (continued)

            to a nominal profit in 1994. The wholesale distribution outlets generate lower gross profit margins than direct sale of manufactured products and consequently, gross profits derived from initial sales levels were not sufficient to cover the costs and expenses of opening and establishing the units in 1995. Efforts are being made to reduce losses and generate profits by decreasing expenses through a reduction and realignment of personnel, improving operating efficiency by upgrading each outlet's delivery capabilities, implementing a more restrictive credit policy and developing a larger customer base to increase sales.

                 As a result of the above factors and after giving effect to preferred stock dividends accrued, but not paid, the Company incurred a net loss applicable to common stockholders of $208,000, or $.04 per share in 1995, compared to a net loss of $345,000, or $.06 per share in 1994. Net loss to common stockholders includes charges of $330,000 in 1995 and 1994 for unpaid cumulative dividends on preferred stock.

             Liquidity and Capital Resources

                At December 31, 1996,  the Company had   working capital of
           approximately $872,000 compared to working capital of $733,000 at December 31, 1995. As of December 31, 1996 the Company had cash and cash equivalents of $455,000.

                The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with a commercial lender scheduled to expire on June 20, 1997. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of nonextension 60 days prior to the expiration date. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 1996, $1,424,000 had been borrowed against $1,609,000 in available lines of credit limits.

                Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution outlets. The Company presently owns and operates three warehouse distribution outlets. As a result of sales to the end user and a higher level of sales generated in 1996, compared to 1995, the Company's accounts receivable increased

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

            Liquidity and Capital Resources (continued)

            from $1,510,000 at December 31, 1995 to $1,653,000, at December 31,
            1996.

                 The Company's common stockholders' deficit   of $5,879,000, at
            December 31, 1996,   resulted primarily from losses incurred in
            1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, and the development and sale of new products. In 1996, these actions enabled the Company to derive net income of $274,000 prior to the application of unpaid dividends on the redeemable preferred stock in 1996, compared to net income of $122,000 in 1995.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,714,000 of dividends in arrears on the preferred stock as of December 31, 1996. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months.

                 The Company has no material capital expenditures planned for the next twelve months, other than expenditures that the Company may elect to spend to upgrade the Company's manufacturing facilities in Casselberry, Florida and Atlanta, Georgia. Management estimates it will require a $75,000 to $100,000 cash investment to fund the improvements to its equipment.

                 The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) achieve long-term profitable operations; (ii) pay or otherwise satisfy omitted preferred stock dividends and preferred stock redemption requirements; and (iii) resolve current litigation on terms favorable to the Company.

  Item 8.    Financial Statement and Supplementary Data

                 See Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K for the Index to Financial Statements contained herein.

               Report of Independent Certified Public Accountants




To the Board of Directors and Shareholders of Imperial Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 43 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1996, in conformity with generally accepted accounting principles.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Miami, Florida
March 27, 1997

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          December 31,
                                                     1996             1995

   Assets
Current assets:
  Cash and cash equivalents                     $  455,000          $  252,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $145,000 in 1996 and $139,000 in
   1995)                                         1,508,000           1,371,000
  Inventories                                    1,272,000           1,280,000
  Other current assets                              22,000              38,000
                                               ------------        ------------
     Total current assets                        3,257,000           2,941,000
                                               ------------        ------------

Property, plant and equipment, at cost           2,789,000           2,651,000
 Less accumulated depreciation                  (2,020,000)         (1,934,000)
                                               ------------        ------------
     Net property, plant and equipment             769,000             717,000
                                               ------------        ------------

Other assets                                        90,000              89,000
                                               ------------        ------------
                                                $4,116,000          $3,747,000
                                               ============        ============



























                See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                            December 31,
                                                    1996               1995


   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,424,000          $1,245,000
  Current portion of long-term debt                161,000             155,000
  Accounts payable                                 660,000             708,000
  Accrued expenses and other liabilities           140,000             100,000
                                               ------------        ------------
     Total current liabilities                   2,385,000           2,208,000
                                               ------------        ------------

Long-term debt, less current maturities            895,000           1,000,000
                                               ------------        ------------

Preferred dividends in arrears                   3,714,000           3,384,000
                                               ------------        ------------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000           3,001,000
                                               ------------        ------------

Commitments and contingencies
                                               ------------        ------------

Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 5,562,461 and
  5,387,461 issued and outstanding,
  respectively                                     571,000             556,000
 Additional paid-in-capital                      7,229,000           7,276,000
 Accumulated deficit                           (13,351,000         (13,295,000)
                                               ------------        ------------
                                                (5,551,000)         (5,463,000)
 Less cost of shares in treasury (147,863
  shares in 1996 and 172,863 shares in 1995)      (328,000)           (383,000)
                                               ------------        ------------
     Total common stock and other
       stockholders' deficit                    (5,879,000)         (5,846,000)
                                               ------------        ------------
                                                $4,116,000          $3,747,000
                                               ============        ============







                See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations



                                             Year Ended December 31,

                                         1996          1995           1994

Net sales                            $13,742,000    $11,615,000     $7,996,000
Cost of sales                          9,881,000      8,239,000      5,726,000
                                     ------------   ------------    -----------
     Gross profit                      3,861,000      3,376,000      2,270,000

Selling, general and
 administrative expenses               3,313,000      2,979,000      2,104,000
                                     ------------   ------------    -----------
     Operating income                    548,000        397,000        166,000

Other income (expense):
   Interest expense                     (317,000)      (282,000)      (204,000)
   Miscellaneous income                   43,000          7,000         23,000
                                     ------------   ------------    -----------
                                        (274,000)      (275,000)      (181,000)
                                     ------------   ------------    -----------

      Net income (loss)                  274,000        122,000        (15,000)

Less: Dividends on redeemable
        preferred stock                 (330,000)      (330,000)      (330,000)
                                     ------------   ------------    -----------
      Net loss applicable to common
       stockholders                  $   (56,000)    $ (208,000)     $(345,000)
                                     ============   ============    ===========

Weighted average number of shares
 outstanding                           5,471,000      5,382,000      5,317,000


Net income (loss) per share of common
 stock:

Net income                               $ .05          $ .02          $  -

Dividends on redeemable preferred
 stock                                    (.06)          (.06)          (.06)
                                     ------------   ------------    -----------

Net loss applicable to common
 stockholders                            $(.01)         $(.04)         $(.06)
                                     ============   ============    ===========





                See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
          Consolidated Statement of Changes in Common Stock and Other
                               Stockholders' Deficit

                     Years ended December 31, 1996, 1995 and 1994



                                          Additional
                               Common      paid-in   Accumulated    Treasury
                                Stock      capital     deficit       stock         Total
Balance at December 31, 1993   $556,000  $7,534,000  $(12,742,000)  $(649,000)    $(5,301,000)


Issuance of 70,000 shares of
  common stock                     -       (150,000)       -          155,000           5,000

Accrued dividends in arrears
  on preferred stock               -           -         (330,000)       -           (330,000)

Net loss                           -           -          (15,000)       -            (15,000)
----------------------------------------------------------------------------------------------
Balance at December 31, 1994    556,000   7,384,000   (13,087,000)   (494,000)     (5,641,000)

Issuance of 50,000 shares of
  common stock                     -       (108,000)         -        111,000           3,000

Accrued dividends in arrears
  on preferred stock               -           -         (330,000)       -           (330,000)

Net income                         -           -          122,000        -            122,000
----------------------------------------------------------------------------------------------
Balance at December 31, 1995    556,000   7,276,000   (13,295,000)   (383,000)     (5,846,000)

Issuance of 175,000 shares of
  common stock                   15,000     (47,000)                   55,000          23,000

Accrued dividends in arrears
  on preferred stock                                     (330,000)                   (330,000)

Net income                                                274,000                     274,000
----------------------------------------------------------------------------------------------
Balance at December 31, 1996   $571,000  $7,229,000  $(13,351,000)  $(328,000)    $(5,879,000)
==============================================================================================










                 See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows

                                             Year Ended December 31,
                                            1996          1995           1994

Cash flows from operating activities:

  Net income (loss)                        $274,000      $122,000     $ (15,000)
  Adjustments to reconcile net income
  to net cash (used in) provided by:
    Depreciation                            133,000       119,000       109,000
    Amortization                             16,000        13,000        14,000
    Provision for doubtful accounts          99,000       137,000        42,000
    Loss (gain) on disposal of fixed assets   4,000        (3,000)         -
    Compensation expense-issuance of stock   23,000         3,000         5,000
    (Increase) decrease in:
     Accounts receivable                   (236,000)     (421,000)     (466,000)
     Note receivable-trade                     -             -           21,000
     Inventories                              8,000      (243,000)     (109,000)
     Prepaid expenses and other assets         -          (48,000)      (20,000)
    (Decrease) increase in:
     Accounts payable                       (48,000)      286,000       130,000
     Accrued expenses and other liabilities  40,000       (65,000)       23,000
                                            --------     ---------     ---------
       Net cash provided by (used in)
        operating activities                313,000      (100,000)     (266,000)
                                            --------     ---------     ---------
Cash flows from investing activities
  Proceeds received from sale of property
   and equipment                             11,000         3,000          -
  Purchases of property, plant
   and equipment                           (201,000)     (224,000)      (72,000)
                                            --------     ---------     ---------
  Net cash used in investing activities    (190,000)     (221,000)      (72,000)
                                            --------     ---------     ---------
Cash flows from financing activities
  Increase (decrease) in notes payable
   banks - net                              179,000       201,000       314,000
  Proceeds from issuance of long-term debt   66,000       703,000         6,000
                                            --------     ---------     ---------
  Repayment of long-term debt              (165,000)     (569,000)      (65,000)
                                            --------     ---------     ---------
   Net cash provided by financing
    activities                               80,000       335,000       255,000
                                            --------     ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                203,000        14,000       (83,000)
Cash and cash equivalents,
 beginning of year                          252,000       238,000       321,000
                                            --------     ---------     ---------
Cash and cash equivalents, end of year     $455,000      $252,000     $ 238,000
                                           =========     =========    ==========
Supplemental disclosure
  of cash flow information:

Cash paid during the year for interest      $314,000     $284,000      $121,000
                                            =========    =========     =========

              See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1996, 1995 and 1994

(1)   Nature of the Business and Summary of Significant Accounting Policies

                 Imperial Industries, Inc. (the "Company") and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coating and mortar products for the construction industry. The Company also manufactures and sells finishing coat products for swimming pools.

                 The consolidated financial statements contain the accounts of the Company and its wholly owned subsidiaries, Acrocrete, Inc. ("Acrocrete") and Premix-Marbletite Manufacturing Company ("Premix"),
            as well as other subsidiaries which did not have significant operations during 1994 through 1996.

                A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below.

      (a)   Basis of presentation

                 The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles which assume that assets will be realized and liabilities will be discharged in the normal course of business.

      (b)   Significant customers:

                 During 1995, one customer accounted for approximately 11% of total sales. During 1996 and 1994, no single customer accounted for more than 10% of the Company's sales.

      (c)   Principles of consolidation

                 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      (d)   Inventories

                 Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(1) Nature of the Business and Summary of Significant Accounting Policies (continued)

      (e)   Property, plant and equipment

                 Property, plant and equipment is stated at cost, less
            accumulated depreciation.  Depreciation is computed on the straight-
           line basis over the estimated useful lives of the depreciable assets.
            Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized.

      (f)   Income taxes

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

      (g)   Net loss per share of common stock

                 Net  loss per share of common stock is computed, after
            considering the effect of preferred stock dividends, on the basis of the weighted average number of common shares outstanding. The effect of conversion of warrants, options and other common stock equivalents is not considered in the calculation of loss per share when such effect is antidilutive.

      (h)   Cash and cash equivalents

                 The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at December 31,
            1996 and 1995 are short term time deposits of $153,000 and $50,000, respectively.

      (i)   Revenue recognition policy

                 Revenue from sales transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(1) Nature of the Business and Summary of Significant Accounting Policies (continued)

      (j)   Stock based compensation

                In October 1995, the Financial Accounting Standards Board (FASB)
            issued Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation (SFAS 123). SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded.  The Company has adopted the disclosure requirement provisions of SFAS 123 in 1996.
            However, the Company has retained the intrinsic value method of accounting for stock based compensation, based on APB Opinion No.
            25. Had the fair value based accounting provisions of SFAS 123 been adopted, the effect would not be significant.

(2)   Inventories

            At  December 31, 1996 and 1995, inventories consist of:

                                            1996              1995

            Raw materials               $  376,000        $  376,000
            Finished goods                 710,000           686,000
            Packaging materials            186,000           218,000
                                        ----------        ----------
                                        $1,272,000        $1,280,000

(3)   Property, Plant and Equipment
            A summary of the cost of property, plant and equipment at December 31, 1996 and 1995 is as follows:
                                                                 Estimated
                                                                useful life
                              1996                1995            (years)

      Land                 $   74,000         $   74,000           - - -
      Buildings and
       improvements           823,000            816,000          10 - 40
      Machinery and
       equipment            1,129,000          1,028,000           3 - 10
      Vehicles                570,000            544,000           2 -  8
      Furniture and
       fixtures               193,000            189,000           3 - 12
                           ----------         ----------
                           $2,789,000         $2,651,000

            The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $509,000 and $526,000 at December 31, 1996 and 1995,
      respectively.  See "Note 6."

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(4)   Notes Payable

           Included in notes payable at December 31, 1996 and 1995 is $1,424,000 and $1,245,000, respectively, which represents the amounts outstanding under a $2 million line of credit from a commercial lender to Premix and Acrocrete. The line of credit is collateralized by Premix and
     Acrocrete's accounts receivable and inventory, bears interest at prime rate plus 4% (12 1/4% at December 31, 1996) and expires June 20, 1997, subject to annual renewal. The weighted average effective interest rate on the line of credit was 15.06%, 14.86%, and 13.16% during the years ended December 31, 1996, 1995 and 1994, respectively.

           The line of credit is automatically extended for an additional one year term on each June 20th unless either party gives the other notice of nonextension 60 days prior to the preceding June 20th. At December 31, 1996, the line of credit limit available for borrowing aggregated $1,609,000, of which $1,424,000 had been borrowed. The average month end amounts outstanding during 1996 and 1995 were $1,308,000, and $1,151,000, respectively. The maximum amounts outstanding at any month end during 1996 and 1995 were $1,424,000 and $1,387,000, respectively.


(5)   Accrued Expenses and Other Liabilities

            Accrued expenses and other liabilities at December 31, 1996 and 1995 are summarized as follows:

                                                      1996               1995
      Employee compensation and
       related items                                $ 46,000           $ 30,000
      Taxes, other than income taxes                  32,000             23,000
      Interest                                         8,000              5,000
      Legal fees                                       1,000              8,000
      Other                                           53,000             34,000
                                                    --------           --------
                                                    $140,000           $100,000

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(6)   Long-term Debt

      Long-term debt of the Company is as follows:
                                                           1996          1995
      Adjustable rate mortgage note payable, interest
       at 10.5% at December 31, 1996, principal in
       the amount of $3,111 together with interest is
       payable monthly, with a balloon payment of
       approximately $376,000 due December 5, 2000    $  523,000       $560,000

      Adjustable rate mortgage note payable,
       interest at 12% at December 31, 1996,
       principal and interest payable monthly in
       the amount of approximately $3,600, with a
       balloon payment of approximately $292,000
       due September 1, 2000                             316,000        321,000

      Litigation settlement agreement,
       interest at 7.5%  due monthly, principal
       payable in equal 48 monthly periods in the
       amount of approximately $2,083 through
       August 1998                                        43,000         68,000

      Equipment notes payable, interest at various
       rates ranging from 8.75% to 15.39%, per annum,
       principal and interest payable monthly            174,000        206,000
                                                      -----------     ----------
                                                       1,056,000      1,155,000
      Less current maturities                           (161,000)      (155,000)
                                                      -----------    -----------
                                                      $  895,000     $1,000,000



      As of December 31, 1996, long-term debt matures as follows:

                      Year ended
                      December 31,           Amount
                        1998                $118,000
                        1999                  56,000
                        2000                 714,000
                        2001                   7,000
                                            --------
                                            $895,000

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(6)   Long term Debt (continued)

           In the fourth quarter of 1993, the Company incurred a $100,000 charge to settle a product liability lawsuit for which the Company had no insurance. The Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. In accordance with the terms of the agreement, in the event of the Company's bankruptcy, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid.

(7)   Income Taxes

           At December 31, 1996, the Company had approximately $12.2 million of net operating losses, for book and tax purposes, available through the year
      2009 and investment and other tax credits of approximately $165,000 available through the year 2001. A valuation allowance for 100% of the resulting net deferred tax asset of approximately $4.5 million has been established due to the uncertainties relating to its eventual realizability. Changes in the Company's ownership, if any, may have the effect of limiting the annual utilization of these carryforwards.

           During the year ended December 31, 1996, the Company's net deferred tax asset and the related valuation allowance were reduced by approximately
      $85,000 primarily as a result of the expiration of unused investment tax credits and the utilization of net operating loss carry forwards to offset taxable income in the current year.

(8)  Capital Stock

      (a)  Common Stock

           At December 31, 1996, the Company had outstanding 5,562,461 shares of Common Stock (5,387,461 shares in 1995) with a $.10 par value per share
     ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock.

           On March 28, 1994 and February 7, 1995, the Company issued 50,000 shares of Common Stock from treasury on each occasion, to the former President of Premix and Acrocrete as part of his employment compensation. On June 15, 1994, the Company issued from treasury 20,000 shares of Common Stock to a former Director as partial consideration for past services.

           On May 23, 1996, the Company issued from treasury 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation.  On July 12, 1996, the Company issued an aggregate of 150,000

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(8)   Capital Stock (continued)

      Common Stock (continued)

     shares of Common Stock to the Directors and Executive Vice President of the Company as part of their compensation for services rendered.

           On February 4, 1997, the Company issued 33,333 shares of authorized, but unissued Common Stock to the new President of Premix and Acrocrete as part of his employment compensation.

      (b)  Redeemable Preferred Stock - $1.10 Cumulative Convertible Series

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

           At December 31, 1996 and 1995, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible redeemable preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of the Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is convertible into 1.149 shares of common stock. The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued and unpaid dividends.

           The Company has omitted dividends on its Preferred Stock since the fourth quarter of 1985 aggregating $3,714,000 through December 31, 1996 ($3,384,000 through December 31, 1995). The omission of Preferred Stock dividends is a reduction of net income applicable to Common Stockholders and is recorded as a non-current liability in the accompanying consolidated balance sheets.

           The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share, at the rate of approximately 66,000 preferred shares a year, starting in 1986, less any preferred shares converted into common stock. Through December 31, 1996,

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(8)  Capital Stock (continued)

      (b) Redeemable Preferred Stock - $1.10 Cumulative Convertible Series (continued)

      an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and 66,000 shares for each year thereafter through 1995, at which time the Preferred Stock was intended to be fully retired. The Preferred Stock has not been included in common stock and other stockholders' deficit because of its mandatory redemption feature.

            The Company did not redeem any shares of the Preferred Stock as required on April 1, 1991, or any year thereafter. Under the provisions of the sinking fund requirements, if an annual sinking fund requirement is not met, it is added to the requirements for the next year.

            The Company is prohibited from paying any cash dividends on common stock and from purchasing or otherwise acquiring for value, any shares of either preferred or common stock, at any time that the Company is in default in the payment of any dividends on the Preferred Stock or if the sinking fund requirements are in arrears.

      (c)  Warrants

          At December 31, 1996, the Company had the following outstanding series of warrants:

      (i) 1,316,999 warrants issued in the Company's public offering in 1983. Each warrant entitles the holder to purchase one share of Common Stock at $4.80 per share. During February, 1997, the Company's Board of Directors
     authorized an extension of the expiration date of these warrants from March
      31, 1997 to March 31, 1998. The warrants are not registered nor are they exercisable until a registration statement covering the underlying Common Stock is declared effective by the Securities and Exchange Commission.

      (ii) 200,000 warrants issued in connection with financing arrangements in 1988. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share until June 28, 1997. During 1993, the Board of Directors extended the expiration date of the warrants from June 28, 1994 to June 28, 1997 and reduced the exercise price from $.40 per share to $.10 per share. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(8)  Capital Stock (continued)

           (d)  Stock Options

           The Company's 1979 Non-Qualified Stock Option Plan (the "1979 Plan") expired in 1989 and no additional options may be granted thereunder. At December 31, 1996, 162,500 shares of common stock were reserved for issuance upon exercise of outstanding stock options originally granted under the 1979 Plan.

            The Company's 1984 Stock Option Plan (the "1984 Plan") expired in 1994 and no additional options may be granted thereunder. At December 31,
     1996, options for 343,000 shares of common stock were outstanding under the 1984 Plan.

            Option activity under these plans is summarized as follows:

                                                             Fair market value
                                                              at date of grant
                              Number    Price per              Per
                             of shares    share    Total      Share      Total

Outstanding and exercisable
 at December 31, 1993         524,000   $  .10*   $52,000   $.02-.20    $53,000

Granted during 1994            83,500   $  .10      8,000   $    .09      8,000
Exercised during 1994            -         -         -           -          -
Terminated during 1994       (102,000)  $  .10    (10,000)  $.02-.20    (11,000)
                           -----------          ----------             ---------
Outstanding and exercisable
 at December 31, 1994         505,500   $  .10     50,000   $.02-.20     50,000

Granted during 1995              -         -         -          -          -
Exercised during 1995            -         -         -          -          -
Terminated during 1995           -         -         -          -          -
                           -----------          ----------             ---------
Outstanding and exercisable
 at December 31, 1995         505,500   $  .10     50,000   $.02-.20     50,000

Granted during 1996              -          -        -          -          -
Exercised during 1996            -          -        -          -          -
Terminated during 1996          -          -        -          -           -
                           -----------          ----------             ---------
Outstanding and exercisable
 at December 31, 1996         505,500   $  .10     $50,000   $.02-.20    $50,000
                          ===========          ==========             ==========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-
(8)  Capital Stock (continued)

      (d)  Stock Options (continued)


 The following options to purchase the Company's common stock, all of which are vested, were outstanding under the Plans on December 31, 1996:

            Year of        Number of        Exercise        Expiration
             Grant           Shares           Price            Date
             1988            75,000           $.10 *         6/01/98
             1988            45,000            .10 *         6/26/98
             1989            72,000            .10 *         7/29/99**
             1992           210,000            .10           1/14/02***
             1993            20,000            .10           5/10/98
             1994            83,500            .10           3/27/99
                            -------
                            505,500

    * In 1993, the exercise price per share was reduced from $.20 per share to $.10 per share on an aggregate of 244,000 options granted in 1988 and 1989.
    **  In 1994, the expiration date was extended from 7/29/94 to 7/29/99.
     *** In 1997, the expiration date was extended from 1/14/97 to 1/14/2002.


 (9)  Other Income (Expense)

            A summary of miscellaneous income (expense) for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                               1996         1995       1994
      Interest income                        $ 5,000      $ 4,000    $  7,000
      (Loss) gain on disposal of property,
       plant and equipment                    (4,000)       3,000        -
      Other, net                              42,000         -         16,000

                                             $43,000      $ 7,000     $23,000


(10)  Net Loss Applicable to Common Stockholders

            Net loss applicable to common stockholders includes $330,000 of cumulative preferred dividends not declared for each of the years ended December 31, 1996, 1995 and 1994. Shares issuable in exchange for convertible preferred stock, stock options and warrants are antidilutive and, therefore, are not included in the computations of loss per share.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(11)  Related Party Transactions

            The Company and its subsidiaries paid legal fees of approximately $29,000, $35,000 and $62,000 in 1996, 1995 and 1994, respectively, to law firms with which the Chairman of the Board was affiliated.


(12)  Commitments and Contingencies


      (a) In April 1996, the Company was dismissed as a defendant, to which it had been a party with other unaffiliated companies, in the remaining 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida.
      Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of March 3, 1997, the Company is not a defendant in any lawsuits which allege injuries due to asbestos exposure.

          The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos s claims. The Agreement has been extended until May 15, 1997. The Agreement is subject to cancellation upon sixty days notice by any party.

           The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to the litigation. Premix is responsible for the remaining 7%. At December 31, 1996, the Company had accrued approximately $1,000 in estimated litigation and settlement costs related to the previously described asbestos claims, net of any amounts paid by the insurers.

           The Company believes, based upon the Agreement with its insurance carriers, and its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case went to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(12)  Commitments and Contingencies (continued)

         Acrocrete is a co-defendant in a lawsuit captioned "Stephen P. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and
     Acrocrete Inc.", filed October 2, 1996 in Wake County, North Carolina.  The lawsuit involves claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims relate to the use of synthetic stucco in the construction of such homes. The lawsuit alleges negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs allege that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses.

           Acrocrete believes it has meritorious defenses against the claim and cross-claims against the general contractor and installer of the product. The Company's insurance carriers are providing a defense and accepted coverage under reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.

      (b) The Company pays aggregate monthly rent of approximately $10,800 for four of its operating facilities. The leases expire at various dates ranging from April 30, 1997 to December 31, 1998. One of the leases provide for annual increases in monthly rent.

         In addition, the Company leases one automobile under an agreement which provides for a minimum monthly payment of $600 through June, 1998. The Company is subject to an operating lease agreement for certain computer equipment which provides for monthly rental payments of $1,000 through February, 1998.

            Rental expenses incurred for operating leases were approximately $129,000, $122,000 and $86,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

      (c) In 1992, the Company removed its fuel pumps and underground tanks at its facilities in Miami and Casselberry, Florida, rather than upgrade the storage tank systems to comply with more stringent environmental standards scheduled to go in effect December 31, 1992. Upon removal of the tanks, test results showed evidence of soil and ground water contamination at each site. The contaminated soil was removed from the properties and the regulatory authorities required the Company to test the groundwater and provide engineering reports to determine what remedial actions, if any, were necessary with respect to the ground water contamination. In December 1994, all appropriate governmental authorities released the Company from further remedial actions with respect to its Casselberry, Florida facility. In June

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(12)  Commitments and Contingencies (continued)

      1995, the governmental authorities released the Company from further remedial action with respect to its Miami, Florida facility.

            During 1995 and 1994, the Company incurred expenses of approximately $7,000 and $22,000, respectively, in connection with the engineering studies, tank removal and contamination removal. The Company is eligible for reimbursement of certain allowable costs in connection with the removal of the contamination through a program established by the State of Florida Department of Environmental Regulation.

      (d) Howard L. Ehler, Jr., ("the Executive"), is employed by the Company pursuant to a one year renewable agreement (the "Employment Agreement"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current annual base salary of $100,000. The Employment Agreement provides for automatic renewal for additional one year periods as of July 1, of each year, unless the Company or the Executive notifies the other party of an intent not to renew at least 90 days prior to expiration of the existing term. The executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Company's Compensation Committee.

           Prior to a change in control, the Company has the right to terminate the Employment Agreement without cause at any time upon thirty days written notice, provided the Company pays to the Executive a severance payment equivalent to 50% of his then current annual base salary. As part of the
     Employment Agreement, the Executive has agreed not to disclose confidential information and not to compete with the Company during his term of employment and, in certain cases, for a two (2) year period following his termination.

           In the event of a "Change in Control" (as defined in the Employment Agreement), the Employment Agreement is automatically extended to a three year period. Thereafter, the Executive will be entitle to terminate his employment with the Company for any reason at any time. In the event the
    Executive terminates his employment after a Change of Control, the Executive will be entitled to receive the lesser of (i) a lump sum amount equal to the base salary payments and all other compensation and benefits the Executive would have received had the Employment Agreement continued for the full term; or (ii) three times Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

           In addition, Mr. Ehler is eligible to receive up to 75,000 shares of

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(12)  Commitments and Contingencies (continued)

    common stock of the Company based on the earnings performance of the Company each year in the three year period ending December 31, 1999.

      (e) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete, providing for an annual base salary to $117,600 and a bonus based upon earnings performance of the Subsidiaries. As an inducement for his employment, the executive is to receive 100,000 shares of common stock of the Company over a three year period ending in 1998.  Mr. Hansen received 33,333 shares of common stock in
      February 1997. In addition, the executive is eligible to receive an aggregate of 100,000 shares of the common stock of the Company based on the earnings performance of the subsidiaries for each year in the three year period ending December 31, 2000. Also, Mr. Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or auto allowance of $650 per month during his employment at his election.


(13)  Concentration of Credit Risk

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. However, trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis. At December 31, 1996, accounts aggregating $71,000, or approximately 4% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. The allowance for doubtful accounts at December 31, 1996 of $145,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.




                        ***********************************

                                      PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 10.    Directors and Executive Officers of the Registrant

                 The following table sets forth certain information with respect to the directors and executive officers of the Company:

            Name                   Age     Position With Company

            S. Daniel Ponce         48     Chairman of the Board - Class III
            Lisa M. Brock           38     Director - Class III
            Leonard C. Ferri        82     Director - Class II
            Morton L. Weinberger    67     Director - Class II
            Fred H. Hansen          50     President, Premix and Acrocrete
            Howard L. Ehler, Jr.    53     Principal Executive Officer/Executive
                                            Vice President and Secretary
            Betty J. Murchison      57     Principal Accounting Officer/
                                           Assistant Vice President

                 The Company's Board of Directors is divided into three classes.
            In accordance with the Company's Certificate of Incorporation, the members of each Class are designated to serve for three (3) year staggered terms. Class I directors were to serve until the 1994 annual meeting or until their successors were elected, Class II directors were to serve until the 1995 annual meeting or until their successors were elected, and Class III directors were to serve until the 1996 annual meeting or until their successors were elected.  The
           Company did not have an annual meeting in 1994, 1995 and 1996.  Class
            I, Class II and Class III directors will serve until the next annual meeting to be held by the Company. The Company has no Class I directors.

               Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

            S. Daniel Ponce.   Mr. Ponce has been Chairman of the Board of the
             Company since 1988.  Mr.  Ponce has been engaged in the practice of law for over fifteen years and is currently Senior of Counsel to the law firm of Hanzman, Criden, Korge & Chaykin, P.A. Mr. Ponce is a member of the Board of Directors of the University of Florida Foundation, Inc. and serves as Chairman of its audit committee. He is also a non-practicing certified public accountant.

            Lisa M. Brock.   Mrs. Brock has been a director of the Company since
               1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix and Acrocrete, as Vice President for over 5 years until December, 1994. Mrs. Brock continues to serve as a consultant to the Company. Mrs. Brock is the niece of Leonard C. Ferri.

Item 10.    Directors and Executive Officers of the Registrant  (continued)

          Leonard C. Ferri.   Mr. Ferri has been a director of the Company since
               1976. Mr. Ferri has been an independent management consultant since 1975. In 1975 Mr. Ferri retired as Managing Director of
               Xerox de Mexico, S.A.  From 1965 to 1970 he served as Managing
             Director of Xerox de Peru, S.A.  For the 19 years prior thereto, he was employed by Radio Corporation of America (RCA), the last six years as Regional Director - Latin America in RCA's international division. Mr. Ferri is the uncle of Lisa M. Brock.

          Morton L. Weinberger, CPA.   Mr. Weinberger has been a director of the
               Company since 1988. Mr. Weinberger, a certified public accountant, has been an independent consultant to various professional organizations for the past eight years. He provides consulting services for the Company. For the previous twenty-five years, he was engaged in the practice of public accounting. During such period, he was a partner with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, and thereafter BDO Seidman, both public accounting firms.  In 1985, he served as Executive Vice President for Eagle National Bank.  Mr. Weinberger filed a personal petition for reorganization under Chapter 11 of the Federal Bankruptcy Act in February 1991 and was reorganized and discharged from bankruptcy in April 1992.

          Fred H. Hansen. Mr. Hansen has been President of Premix and Acrocrete since September 1996. Prior thereto, from 1986 to 1996, he was employed by Dryvit Systems Canada Ltd., the last six years acting as Vice President and General Manager. From 1982 to 1986, Mr. Hansen was the National Sales Manager for W.R. Grace & Co. of
             Canada Ltd., a manufacturer and distributor of building materials.

          Howard L. Ehler, Jr.   Mr. Ehler has been Principal Executive Officer
             of the Company since March 1990 and Executive Vice President, Chief
               Financial Officer and Secretary of the Company since April 1988. Prior thereto he was Vice President, Chief Financial Officer and Assistant Secretary of the Company for over five years.

            Betty J. Murchison.  Ms. Murchison has been the Principal Accounting
             Officer since June 1995.  Prior thereto, from October, 1991 to June
               1995, she was Principal Accounting Officer of Royce Laboratories,
             Inc., a manufacturer of generic pharmaceutical products.  For over
               25 years prior thereto, she was employed by the Company, the last three years acting as the Company's Principal Accounting Officer.

            Board of Directors Meetings and Attendance

                 The Board of Directors met five (5) times in fiscal 1996.  Each director attended all  of the Board of Directors meetings in 1996.

Item 10.    Directors and Executive Officers of the Registrant  (continued)

            Compensation and Stock Option Committee

                 Messrs. Ponce, Ferri, Weinberger and Ms. Brock serve on the
            Compensation and Stock Option Committee, with Mr. Ponce serving as Chairman. The Compensation and Stock Option Committee met two (2) times in fiscal 1996. Each member attended all of the meetings.

            Reports Pursuant to Section 16(a) of the Securities and Exchange Act of 1934

                 The Company's officers and directors are required to file Forms
            3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule
            16a-3(e), in 1996 no officer or director failed to file any such report on a timely basis except Mr. Hansen.  Fred H. Hansen filed one late Form 3 report relating to his date of employment and one late
            Form 4 report relating to one purchase transaction.

Item 11.    Management Remuneration and Transactions

            SUMMARY COMPENSATION TABLE

                 The following table summarizes the compensation paid or accrued for each of the three fiscal years in the period ended December 31, 1996 for the Company's chief executive officer. No other executive officers total annual salary and bonus exceeded $100,000 for any fiscal year.

                                                         Long-Term Compensation
                                                         Restricted     Stock
                Name and         Annual Compensation(2)     Stock      Options
           Principal Position    Year  Salary  Bonus(1)    Awards(3)  (Shares)

           Howard L. Ehler Jr.   1996  $98,555  $32,000     $3,500       -
            Principal Executive  1995   95,685   15,000        -         -
            Officer, Executive   1994   86,985   14,000        -        8,500
            Vice President and
             Secretary


      (1) Bonuses shown were earned in the year indicated even though actually paid in a subsequent year.

    (2) Except as indicated, none of the named individuals above have received personal benefits or perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in the above table. In connection with the individual's employment agreement, the Company pays the insurance premium for a long-term disability insurance policy for Mr. Ehler.

      (3) Restricted stock awards includes shares of common stock Mr. Ehler received in accordance with the terms of his employment arrangement with the
      Company. Mr. Ehler received 25,000 shares of common stock in 1996 in connection with his employment arrangement.


            Compensation Agreements

            The Company is party to a one year renewable employment agreement, (the "Employment Agreement") with Howard L. Ehler, Jr. (the "Executive").
      Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current base salary of $100,000. The Employment Agreement provides for automatic renewal for additional one year periods on July 1st of each year, unless the Company or
      Executive notifies the other party of intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter.
      The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Compensation Committee.

         Prior to a Change in Control (as defined in the Employment Agreements), the Company has the right to terminate the Employment Agreement, without cause, at any time upon thirty days written notice, provided the Company pays to the Executive a severance payment equivalent to 50% of his then current annual base salary. As part of the Employment Agreement, the
    Executive has agreed not to disclose information and not to compete with the Company during his term of employment and, in certain cases, for a two (2) year period following his termination.

            In the event of a Change in Control, the Employment Agreement is automatically extended to a three year period. Thereafter, the Executive will be entitled to terminate his employment with the Company for any reason at any time. In the event the Executive so terminates employment, the Executive will be entitled to receive the lesser of (i) a lump sum equal to the base salary payments and all other compensation and benefits the Executive would have received had the Employment Agreement continued for the full term; or (ii) three times the Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

            In addition, Mr. Ehler is eligible to receive up to 75,000 shares of common stock of the Company based on the earnings performance of the Company for each year in the three year period ending December 31, 1999.

            During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the
    Company's subsidiaries, Premix and Acrocrete,  providing for an  annual base salary to $117,600 and a bonus based upon earnings performance of the subsidiaries. Under this arrangement, as an inducement for his employment, the executive is to receive 100,000 shares of common stock of the Company over a three year period ending in 1998. Mr. Hansen received 33,333 shares of common stock in the first quarter of 1997 in connection with this arrangement. In addition, the executive is eligible to receive an aggregate of 100,000 shares of the common stock of the Company based on the earnings performance of the subsidiaries for each year in the three year period ending December 31, 2000. Mr. Hansen received a moving allowance of $15,000 in 1996 and is entitled, at his election, to the use of a Company auto, or car allowance of $650 per month during his employment.


          Aggregated Option Exercises in Year Ended December 31, 1996 and Fiscal
             Year End Option Values

            The following table sets forth certain aggregated option information for each of the named executive officers in the Summary Compensation Table for the fiscal year ended December 31, 1996.

                                    Number of               Value of Unexercised
                                   Securities Underlying          In-the-Money
                                   Unexercised Options at          Options at
      Name(1)                December 31, 1996 (2)     December 31, 1996 (2) (3)

            Howard L. Ehler, Jr.           83,500                      -0-

    (1) No options were exercised by the above named executive officer during the fiscal year ended December 31, 1996.

      (2)   All unexercised options are presently exercisable.

      (3) The exercise price of all unexercised options was the same as the market price of the Common Stock at December 31, 1996. The average of the bid and asked market price on said date was $.10 per share.

            Director Compensation

            During the year ended December 31, 1996, each director received an annual retainer of $5,000, payable in quarterly installments. Effective June 1, 1994 and January 1, 1995, the Company entered into separate consulting agreements with Messrs. Ferri and Weinberger and Ms. Brock, respectively, to provide various management consulting services to the Company for $500 per month. Each Agreement may be terminated upon 60 days notice by either party. In addition, in 1996, Ms. Brock was employed by the Company to oversee a portion of the subsidiaries' operations during the interim period while the Company conducted an executive search for a new president for its subsidiaries. Ms. Brock received $60,363 for her services during this period and during the transition period with the new president.

            In May 1996, each director received 25,000 shares of the Company's common stock. The average of the bid and asked market price on said date was $.14 per share. Commencing September 1994 Mr. Ponce was provided the use of a Company car at a cost of approximately $500 per month.


            Compensation Committee Interlocks and Insider Participation

            During the year ended December 31, 1996, the Compensation and Stock Option Committee consisted of Messrs. Ponce, Ferri, Weinberger and Ms. Brock. None of these directors has been an officer or employee of the
    Company or its subsidiaries during the last ten years, except Ms. Brock, who was formerly Vice President of Premix and Acrocrete until December 31, 1994.
      In 1996, the Company paid legal fees to a law firm in which Mr. Ponce is affiliated. See Item 13 "Certain Relationships and Related Transactions." There are no other relationships required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 3, 1997 with respect to the beneficial ownership of the Company's equity securities by (i) each director or nominee for director of the Company, (ii) each executive officer named on the Summary Compensation Table, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group:

                                        Title of        Shares          Percent
                                         Class   Beneficially Owned  of Class(1)
            Maureen P. Ferri             Common        656,981(2)        11.7%
              7335 Old Elm Drive
              Hialeah, Fl 33015

            Jimmy V. Brabham (3)         Common        307,000            5.5
              412 Rory Street
              Lake Charles, La 70601

            Estate of M.G. Woodward(4)   Preferred      27,000            9.0
              147 Maison Place N.W.
              Atlanta, Ga 30327

            Estate of Latham G. Kays(5)  Preferred      15,275            5.1
              8 Paris Court
              Lake St. Louis, Mo 63367

            Derco Ltd.(6)                Preferred      23,863            8.0
              P.O. Box 1790
              Georgetown Grand Cayman
              Cayman Islands

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)


                                        Title of        Shares          Percent
                                         Class   Beneficially Owned  of Class(1)

            Lisa M. Brock                Common        236,506(7)         4.1

            Howard L. Ehler, Jr.         Common        178,245(8)         3.1
                                         Preferred       1,000             .3

            Leonard C. Ferri             Common        178,230(9)         3.1


            S. Daniel Ponce              Common        441,966(10)        7.6

            Morton L. Weinberger         Common        139,210(11)        2.5

            All directors and officers
              as a group (7 persons)     Common      1,231,108(12)       19.7
                                         Preferred       1,000             .3



     (1)   Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options or warrants. Each beneficial owner's percentage is determined by assuming that all such exercisable options or warrants that are held by such person (but not those held by any other person), have been exercised.

      (2)   Based upon information provided by stockholder.

      (3) Based on the Company's stockholder list at March 3, 1997. To the Company's knowledge, no Schedule 13D has been filed with the Securities and Exchange Commission.

      (4) Based upon oral representations made by the son of such deceased stockholder. To the Company's knowledge, no Schedule 13D has been filed with the Securities and Exchange Commission.

      (5) On August 31, 1992, Latham G. Kays filed a Schedule 13D with the Securities and Exchange Commission, indicating he beneficially owns 15,275 shares of Preferred Stock, or 5.1% of the outstanding Preferred Stock. In 1995 the Company was advised Mr. Kays had died.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

      (6)   On November 30, 1993, Derco Ltd. submitted a proxy at the Annual
          Meeting of Stockholders, indicating that Derco Ltd. beneficially owned an aggregate of 23,863 shares of preferred stock, or 8.0% of the outstanding preferred stock.  To the Company's knowledge, no Schedule
            13D has been filed with the Securities and Exchange Commission.

      (7) Includes 85,400 and 50,000 shares of common stock issuable upon exercise of options and warrants, respectively.

      (8) Includes 83,500 shares of common stock issuable upon exercise of options.

      (9) Includes 112,400 shares of common stock issuable upon exercise of options.

     (10) Includes 85,400 and 150,000 shares of common stock issuable upon exercise of options and warrants, respectively.

     (11) Includes 85,400 shares of common stock issuable upon exercise of options.

     (12) Includes 452,100 shares of common stock issuable upon exercise of options and 200,000 shares of common stock issuable upon the exercise of warrants.

Item 13.    Certain Relationships and Related Transactions

                 The law firm of Hanzman, Criden, Korge & Chaykin, P.A. in which
            Mr.  Ponce, the Company's Chairman of the Board, is affiliated, currently serves as general counsel to the Company.  In addition, the law firm represents the Company in certain asbestos litigation.
          Approximately 93% of the fees incurred in the asbestos litigation are paid directly by the insurance companies.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form_8-K

          (a)  The following documents are filed as part of this report:

          1.  Financial Statements:                                      Page

              Imperial Industries, Inc. and Subsidiaries:

               Report of Independent Certified Public Accountant           15

               Consolidated Balance Sheets - December 31, 1996 and 1995    16

               Consolidated Statements of Operations - Years Ended
                December 31, 1996, 1995 and 1994.                          18

               Consolidated Statement of Changes of Common Stock and
                Other Stockholders' Deficit -  Three Years Ended
                December 31, 1996.                                         19

               Consolidated Statements of Cash Flows -
                Years ended December 31, 1996, 1995 and 1994               20

               Notes to Consolidated Financial Statements                  21

          2.  Financial Statement Schedules:

              II - Valuation and Qualifying Accounts and Reserves          47

          3.  Exhibits

              Incorporated by reference to the Exhibit Index at the
              end of this Report.                                          48

          (b) Reports on Form 8-K:
              No Form 8-K Reports were filed during the last quarter of the period covered by this Report.

                                  EXHIBIT INDEX

   Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and pursuant to 17 C.F.R. Sec. 201.24 and Sec. 230.411, are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit No.                         Description

   3.1        Restated Certificate of Incorporation of the Company, filed August
               8, 1979 (Registration Statement No.  1-2-65385, Exhibit 3 (a).

   3.2      Certificate of Amendment of Restated Certificate of Incorporation of
               the Company, filed June 16, 1980. (Form 10-Q, quarter ended June 30, 1980, File No. 1-7190 (unnumbered exhibit)).

   3.3        By-Laws of the Company, as amended (Form 10-K, year ended December
               31, 1980, File No. 1-7190, Exhibit 3).

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Company, filed June 20, 1983 (Form 10-Q, quarter ended June
               30, 1983, File No.  1-7190, Exhibit 28).

   4.1 Certificate of Designation, filed February 22, 1983, with respect to the Preferred Stock, $1.10 Cumulative Convertible Series (Form 10-K
               for the fiscal year ended December 31, 1982, File No. 1-7190,
               Exhibit 3.4).

   4.2 Warrant Agreement, dated as of February 15, 1983, between the Company and Southeast Bank N.A., as Warrant Agent. (Form 10-K for
               the fiscal year ended December 31, 1982, File No. 1-7190, Exhibit 4.1).

   4.11 Financing Agreements, dated as of June 20, 1988 between Premix and Congress. (Form 8-K dated June 29, 1988, File No. 1-7190, Exhibit
               10.2)

   4.12 Warrant Agreements as of June 22, 1988 between the Company and two of its directors, S. Daniel Ponce and Lisa M. Brock, formerly Lisa
               M.  Thompson. (Form 8-K dated June 29, 1988, File No.  1-7190,
               Exhibit 10.3)

   10.4       1979 Non-Qualified Stock Option Plan (Registrant Statement No.  2-
               69479, Exhibit 1.D).

   10.5       1984 Stock Option Plan (Form 10-K, year ended December 31, 1984,
               File No. 1-7190, Exhibit 10.5)

                                 EXHIBIT INDEX

Exhibit No.                       Description


   10.8       Agreement dated as of May 16, 1989, between the Company and four insurance companies, relating to the defense and indemnity of asbestos related personal injury claims against Premix.  (Form 10-
               Q, quarter ended September 30, 1989, File No. 1-7190, Exhibit 10)


   10.12      Employment Agreement dated July 26, 1993 between Howard L.  Ehler,
               Jr. and the Company. (Form 8-K dated July 26, 1993)


  *11         Statement recomputation of earnings per share.

  *21         Subsidiaries of the Company

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMPERIAL INDUSTRIES, INC.



March 28, 1997                By: S/S Howard L. Ehler, Jr.
                                  ------------------------------------------
                                 Howard L. Ehler, Jr., Executive Vice President/
                                         Principal Executive Officer



   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



S/S  S. Daniel Ponce            Chairman of the Board of      March 28, 1997
-----------------------
S. Daniel Ponce                   Directors


S/S Lisa M. Brock                Director                      March 28, 1997
-----------------------
Lisa M. Brock


S/S Leonard C. Ferri              Director                      March 28, 1997
-----------------------
Leonard C. Ferri


S/S Morton L. Weinberger          Director                      March 28, 1997
-----------------------
Morton L. Weinberger



S/S Howard L. Ehler, Jr.         Executive Vice President,     March 28, 1997
-----------------------
Howard L. Ehler, Jr.              Secretary, Principal
                                  Executive Officer and
                                  Chief Financial Officer

S/S Betty J. Murchison           Assistant Vice President      March 28, 1997
-----------------------
Betty J. Murchison                and Principal Accounting
                                  Officer

                                IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts and Reserves Years ended December 31, 1996, 1995 and 1994


                                                        Charged     Charged
                                             Balance    to cost    to other                  Balance at
                                           beginning      and      accounts-    Deductions-    end of
       Description                         of period    expenses   describe      describe      period

Year ended December 31, 1996:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $139,000    $ 99,000   $   -       $ 93,000(A)    $145,000

Year ended December 31, 1995:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $116,000    $137,000   $   -     $114,000(A)   $139,000

Year ended December 31, 1994:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $100,000    $ 42,000   $   -       $ 26,000(A)   $116,000











(A)  Uncollectible accounts written off, net of recoveries.

                                                                   Exhibit 11


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                  Statement Recomputation of Per Share Earnings



   Calculation of (loss) income per share for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                           1996           1995           1994

Net income (loss)                     $274,000       $ 122,000       $ (15,000)

Less:  dividends on redeemable
 preferred stock, $1.10 cumulative
 convertible series                  *(330,000)      *(330,000)      *(330,000)

     Net loss applicable to
       common stockholders            $(56,000)      $(208,000)      $(345,000)

Weighted average number of
 shares outstanding                  5,471,000       5,382,000       5,317,000

Loss per share of common
 stock:

 Net income                            $ .05           $ .02           $  -

 Dividends on redeemable
  preferred stock                       (.06)           (.06)           (.06)

     Net loss applicable
      to common stockholders           $(.01)          $(.04)          $(.06)




 * Includes $330,000, of cumulative dividends not declared for each of the years ended December 31, 1996, 1995 and 1994.

                                                               Exhibit 21



                             IMPERIAL INDUSTRIES, INC.

                          Subsidiaries of the Registrant

                                 December 31, 1996




                                                          Incorporated
                                                          under laws of

             Acrocrete, Inc.                                  Florida

             Just-Rite Lumber Company, Inc                    Florida

             Premix-Marbletite Manufacturing Co.              Florida

             Triple I Leasing, Inc.                           Florida