Form 10-Q
period 1997-03-31
IMPERIAL INDUSTRIES INC
filed 1997-05-09
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997
                               -----------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -----------------------------------------------

Commission file number                           1-7190
                      -------------------------------------------------------

                           IMPERIAL INDUSTRIES, INC.
 -----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Delaware                                59-0967727
--------------------------------                -------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

      3009 Northwest 75th Avenue, Miami, Florida    33122-1439
      -------------------------------------------   ----------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (305) 477-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES __X__   NO ____

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of May 5, 1997: 5,595,794

     Total number of pages contained in this document:  20

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                         3-4


          Consolidated Statements of Operations
           Three Months Ended March 31, 1997 and 1996                     5


          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997 and 1996                   6-7


          Notes to Consolidated Financial Statements                   8-15


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     16-18



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     19


          Item 3.  Default Upon Senior Securities                        19


          Item 6.  Exhibits and Reports on Form 8-K                      19

          Signatures                                                     20

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                  March 31,        December 31,
                                                    1997              1996
                                                ------------       ------------
                                                 (Unaudited)
   Assets
Current assets:
  Cash and cash equivalents                     $  331,000          $  455,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $182,000 in 1997 and $145,000 in 1996)        1,921,000           1,508,000
  Inventories                                    1,222,000           1,272,000
  Other current assets                             114,000              22,000
                                                -----------         -----------
     Total current assets                        3,588,000           3,257,000
                                                -----------         -----------

Property, plant and equipment, at cost           2,825,000           2,789,000
 Less accumulated depreciation                  (2,042,000)         (2,020,000)
                                                -----------         -----------
     Net property, plant and equipment             783,000             769,000
                                                -----------         -----------

Other assets                                        92,000              90,000
                                                -----------         -----------

                                                $4,463,000          $4,116,000
                                                ===========         ===========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                  March 31,        December 31,
                                                    1997              1996
                                                ------------       ------------
                                                 (Unaudited)

   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,379,000          $1,424,000
  Current portion of long-term debt                153,000             161,000
  Accounts payable                                 880,000             660,000
  Accrued expenses and other liabilities           217,000             140,000
                                                -----------         -----------
     Total current liabilities                   2,629,000           2,385,000
                                                -----------         -----------

Long-term debt, less current maturities            853,000             895,000
                                                -----------         -----------

Preferred dividends in arrears                   3,797,000           3,714,000
                                                -----------         -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000           3,001,000
                                                -----------         -----------

Commitments and contingencies                         -                  -
                                                -----------         -----------


Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 5,595,794 and
  5,562,461 issued and outstanding,
  respectively                                     574,000             571,000
 Additional paid-in-capital                      7,232,000           7,229,000
 Accumulated deficit                           (13,295,000)        (13,351,000)
                                               ------------        ------------
                                                (5,489,000)         (5,551,000)
 Less cost of shares in treasury (147,863
  shares in 1997 and 1996)                        (328,000)           (328,000)
                                                -----------        ------------
     Total common stock and other
       stockholders' deficit                    (5,817,000)         (5,879,000)
                                               ------------        ------------
                                                $4,463,000          $4,116,000
                                               ============        ============





          See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                       Three Months Ended
                                                          March 31,
                                                    -------------------------

                                                       1997           1996
                                                    ----------     ----------

Net sales                                           $3,703,000     $3,283,000
Cost of sales                                        2,576,000      2,312,000
                                                    -----------    -----------
     Gross profit                                    1,127,000        971,000

Selling, general and
 administrative expenses                               918,000        788,000
                                                     ----------    -----------
     Operating income                                  209,000        183,000
                                                     ----------    -----------

Other income (expense):
   Interest expense                                    (80,000)       (79,000)
   Miscellaneous income                                 10,000         19,000
                                                     ----------    -----------
                                                       (70,000)       (60,000)
                                                     ----------    -----------

      Net income                                       139,000        123,000

Less: Dividends on redeemable
        preferred stock                                (83,000)       (83,000)
                                                     ----------     ----------
      Net income applicable to common
       stockholders                                 $   56,000     $   40,000
                                                    ===========    ===========

Weighted average number of common and common
 equivalent shares outstanding                       5,873,701      5,387,000

Net income per share of common and common equivalent shares:

Net income                                             $ .02          $.02

Dividends on redeemable preferred stock                 (.01)         (.01)
                                                       ------         -----

Net income applicable to common stockholders           $ .01         $ .01
                                                       ======         =====




           See accompanying notes to consolidated financial statement.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       1997             1996
                                                    --------          ---------
                                                            (Unaudited)
Cash flows from operating activities:
    Net income                                      $139,000         $ 123,000
                                                    ---------        ----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                    35,000            32,000
      Amortization                                     5,000             4,000
      Provision for doubtful accounts                 40,000            18,000
      Loss on disposal of fixed assets                 2,000             1,000
      Compensation expense - common stock              6,000              -

      (Increase) decrease in:
        Accounts receivable                         (453,000)          (97,000)
        Inventory                                     50,000          (101,000)
        Prepaid expenses and other assets           (100,000)         (101,000)

      Increase (decrease) in:
        Accounts payable                             220,000           108,000
        Accrued expenses                              77,000            90,000
                                                    ---------        ----------
       Total adjustments to net income              (118,000)          (46,000)
                                                    ---------        ----------
        Net cash provided by
         operating activities                         21,000            77,000
                                                    ---------        ----------
Cash flows from investing activities
    Purchases of property, plant
     and equipment                                   (58,000)          (14,000)
    Proceeds received from the sale of
     property and equipment                            8,000             1,000
                                                    ---------        ----------
    Cash used in investing activities                (50,000)          (13,000)
                                                    ---------        ----------
Cash flows from financing activities
    Decrease in notes payable
     banks - net                                     (45,000)          (15,000)
    Reduction of long-term debt                      (50,000)          (38,000)
                                                     --------         ---------
     Cash used in financing
      activities                                     (95,000)          (53,000)
                                                     --------         ---------
Net (decrease) increase in cash and
  cash equivalents                                  (124,000)           11,000

Cash and cash equivalents beginning of period        455,000           252,000
                                                    ---------        ----------
Cash and cash equivalents end of period             $331,000         $ 263,000
                                                    =========        ==========

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                        Three  Months Ended
                                                             March 31,
                                                   ---------------------------
                                                      1997             1996
                                                   -----------      ----------
                                                           (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the three months for:
  Interest                                           $80,000          $75,000
                                                     ========         ========
Non-cash transactions:
  During the three months ended March 31,
  1997 33,333 shares of common stock was
  issued to an officer of the Company.               $ 6,000          $  -
                                                     ========         ========





























           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Revenue Recognition Policy

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at March 31, 1997 and December 31, 1996 are time deposits of $154,000 and $153,000, respectively.

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

(5)   Notes Payable

           Included in notes payable at March 31, 1997, is $1,379,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable  (continued)

      by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 4% (12-1/2% at May 1, 1997) and expires June 20th, of each year, but is automatically extended for an additional one year term unless either party gives the other notice of termination by April 21 of each year. The line of credit was automatically extended through June 20, 1998. At March 31, 1997, the line of credit limit available for borrowing aggregated $1,859,000, of which $1,379,000 had been borrowed. For the three months ended March 31, 1997 and 1996, the maximum borrowings at any month end were $1,391,000 and $1,332,000 respectively. The average month end amount outstanding during the three months ended March 31, 1997 and 1996 periods were $1,386,000 and $1,254,000, respectively.

(6)   Long-Term Debt and Current Installments of Long-Term Debt

           Included in long-term debt at March 31, 1997, are two mortgage loans, collateralized by Premix's real property, in the amounts of $513,000 and $314,000, respectively, less current installments of $43,000. Each loan bears adjustable interest rates. As of May 1, 1997, interest rates on such mortgage loans were 10.5% and 12%, respectively.

           Long-term debt at March 31, 1997 also includes a $36,000 obligation, less current installments of $27,000, relating to a product liability lawsuit for which the Company had no insurance. In the fourth quarter of 1993, the Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. In accordance with the terms of the agreement, in the event the Company files for bankruptcy protection during the payment period, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. Other long-term debt in the aggregate amount of $143,000, less current installments of $83,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 1998.

(7)   Tax Credit Carryforwards

           At March 31, 1997, the Company had approximately $12.2 million of net operating losses, for book and tax purposes, available through the year 2009 and investment and other tax credits of approximately $165,000 available through the year 2001. A valuation allowance of the resulting net deferred tax asset of approximately $4.5 million has been established due to the uncertainties relating to its eventual realizability. Changes in the Company's ownership, if any, may have the effect of limiting the annual utilization of these carryforwards.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-

(8)   Capital Stock

      (a)  Common Stock

                At March 31, 1997, the Company had outstanding 5,595,794 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                On May 23, 1996, the Company issued from treasury 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation. On July 12, 1996, the Company issued an aggregate of 150,000 shares of Common Stock to the Directors and Executive Vice President of the Company as part of their compensation for services rendered.

                On February 4, 1997, the Company issued 33,333 shares of authorized, but unissued Common Stock to the President of Premix and Acrocrete as part of his employment compensation.

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

                At March 31, 1997, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is currently convertible into 1.149 shares of Common Stock.

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

                The Company has omitted dividends on its Preferred Stock for the three months ended March 31, 1997 in the amount of $83,000 and for each quarter since the fourth quarter of 1985 aggregating $3,797,000 through March 31, 1997. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through March 31, 1997, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-

(8)   Capital Stock (continued)

      (c)  Warrants

              At March 31, 1997, the Company had the following outstanding series of warrants:

           (i) 1,316,999 warrants issued in the Company's public offering in 1983. Each warrant entitles the holder to purchase one share of Common Stock at $4.80 per share until March 31, 1998.

           (ii) 200,000 warrants. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share until June 28, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

      (d)  Stock Options

              At March 31, 1997, 505,500 shares of Common Stock were reserved for issuance pursuant to stock options granted under the Company's stock option plans. The exercise price of all such options is $.10 per share. No additional options may be granted under any of the Company's stock option plans.

(9)  Net Income Applicable to Common Stockholders

           Net income applicable to common stockholders includes $83,000 in Preferred Stock dividends accrued, but not declared, for the three months ended March 31, 1997 and 1996, respectively.

           Net income per share of Common Stock is computed after considering the effect of Preferred Stock dividends, on the basis of the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and certain warrants exercisable at $.10 per share. Shares issuable in exchange for convertible Preferred Stock and warrants exercisable at $4.80 per share are antidilutive and, therefore, are not included in the computations.

(10)  Commitments and Contingencies

      (a) In April 1996, the Company was dismissed as a defendant, to which it had been a party with other unaffiliated companies, in 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of May 1, 1997, the Company is not a defendant in any lawsuits which allege injuries due

                 IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(10)  Commitments and Contingencies (continued)

      asbestos exposure.

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

      (b) The Company pays aggregate monthly rent of approximately $10,000 for four of its operating facilities. The leases expire at various dates ranging from September 31, 1997 to December 31, 1998. Three of the leases provide for annual increases in monthly rent.

            In addition, the Company leases one automobile under an agreement which provides for a minimum monthly payment of $600 through June 1998. The Company is subject to an operating lease agreement for certain computer equipment which provides for monthly rental payments of $971 through February, 1998.

      (c) Howard L. Ehler, Jr. ("the Executive") is employed by the Company pursuant to a one year renewable agreement (the "Employment Agreement"). Mr. Ehler serves as Executive Vice President and Chief Financial Officer of the Company at a current annual base salary of $100,000. The Employment Agreement provides for automatic renewal for additional one year periods as of July 1, of each year, unless the Company or the Executive notifies the other party of an intent not to renew at least 90 days prior to expiration of the existing term. The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Company's Compensation Committee.

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

            In addition, Mr. Ehler is eligible to receive up to an aggregate of 75,000 shares of common stock of the Company during the three years ended December 31, 1999, based on the earnings performance of the Company in each year.

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete, providing for an annual base salary to $117,601 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen would receive 33,333 shares of common stock of the Company for each year of employment for a three year period ending in 1998. Mr. Hansen received 33,333 shares of common stock in February 1997. In addition, Mr. Hansen is eligible to receive up to an aggregate of 100,000 shares of the common stock of the Company in the three year period ending December 31, 2000, based on the earnings performance of the subsidiaries for each year. Also Mr. Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment.

(11)  Stock Based Compensation

            Effective 1996, the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and has retained the intrinsic value method of accounting for such stock-based compensation. Had the fair value based accounting provisions of SFAS No. 123 been adopted, the effect would not be material.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations And Financial Condition

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

            Results of Operations

            Three Months Ended March 31, 1997 Compared to 1996

                 Net sales for the three months ended March 31, 1997 increased
            $420,000, or approximately 13%, compared to the same period in 1996. The increase in sales was derived primarily from the sale of Acrocrete products, and to a lesser extent, the sale of certain complementary products manufactured by other companies, which were sold through the Company's warehouse distribution facilities.

                 Gross profit as a percentage of net sales for the first
            quarter of 1997 was approximately 30%, the same percentage as the first quarter of 1996. The Company has been reviewing all raw material purchases to ensure it realizes the lowest cost possible and is in the process of streamlining and updating its manufacturing processes by acquiring and modifying certain equipment to gain greater production efficiency. As a result, the Company expects to achieve higher gross profit margins in 1997 compared to 1996.

                 Selling, general and administrative expenses as a percentage of net sales for the first quarter of 1997 was approximately 25%, compared to 24% in the same period last year. However, selling, general and administrative expenses increased $130,000, or approximately 16% in 1997 compared to 1996. The increase in expenses was primarily due to additional sales and delivery expenses associated with servicing the increased volume of business.

             As a result of  the above  factors and after  giving effect to

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

            Results of Operations (continued)

            Three Months Ended March 31, 1997 Compared to 1996 (continued)

            preferred stock dividends accrued, but not paid, the Company derived net income applicable to common stockholders of $56,000, or $.01 per share in 1997, compared to net income of $40,000, or $.01 per share, in 1996. Net income applicable to common stockholders includes charges of $83,000 in the 1997 and 1996 first quarter periods for unpaid cumulative dividends on preferred stock.


            Liquidity and Capital Resources

                 At March 31, 1997, the Company had working capital of
            approximately $959,000 compared to working capital of $872,000 at December 31, 1996. As of March 31, 1997, the Company had cash and cash equivalents of $331,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $2,000,000 line of credit with a commercial lender scheduled to expire on June 20, 1998. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 1997, $1,379,000 had been borrowed against $1,859,000 in available lines of credit limits.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution outlets. As a result of a higher level of sales generated in 1997 compared to 1996, the Company's accounts receivable increased from $1,653,000 at December 31, 1996 to $2,103,000 at March 31, 1997.

                 The Company's common stockholders' deficit of $5,817,000 at
            March 31, 1997, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

            Liquidity and Capital Resources  (continued)

            manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, and the development and sale of new products, In the first three months of 1997, these actions enabled the Company to derive net income of $139,000 prior to the application of unpaid dividends on the redeemable preferred stock, compared to a net income of $123,000 in 1996.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,797,000 of dividends in arrears on the preferred stock as of March 31, 1997. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months.

                 The Company has no material capital expenditures planned for the next twelve months, other than expenditures that the Company will spend to upgrade the Company's manufacturing facilities in Casselberry, Florida. Management estimates it will require a $50,000 cash investment to fund the improvements to its equipment. The Company expended approximately $50,000 in capital expenditures in the first quarter of 1997 to upgrade its manufacturing equipment in its facilities.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information

Item 1.     Legal Proceedings

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 3.     Default Upon Senior Securities

                 The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of March 31, 1997, the Company has omitted dividends aggregating $3,797,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 2.1 Amended Plan of Reorganization [Incorporated by reference to the Company's Form 8-K, File No. 1-7190, dated June 26, 1987.]

                 Exhibit 4.1 Certificate of Designation with respect to the Preferred Stock [Incorporated by reference to the Company's registration statement on Form S-2, File No. 1-7190, dated February 22, 1983].

            (b)  Reports on Form 8-K

                 None

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                      ---------------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /S/ Betty Jean Murchison
                                      ---------------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


May 9, 1997