Form 10-Q
period 1997-06-30
IMPERIAL INDUSTRIES INC
filed 1997-08-11
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______June_30,_1997 _________________________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

Commission file number _______________1-7190__________________________________

                          IMPERIAL INDUSTRIES, INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         Delaware                                 59-0967727
-------------------------------                 ----------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

       3009 Northwest 75th Avenue, Miami, Florida   33122-1439
       -------------------------------------------  ----------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (305) 477-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES __X__   NO ____

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of August 1, 1997 6,483,961.

     Total number of pages contained in this document:  20

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996                         3-4


          Consolidated Statements of Operations
           Six Months and Three Months Ended June 30, 1997 and 1996      5


          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1996 and 1997                      6-7


          Notes to Consolidated Financial Statements                   8-16


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     17-19



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     20


          Item 3.  Default Upon Senior Securities                        20


          Item 6.  Exhibits and Reports on Form 8-K                      20

          Signatures                                                     21

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                   June 30,        December 31,
                                                     1997               1996
                                                 ----------         -----------
                                                 (Unaudited)
   Assets
Current assets:
  Cash and cash equivalents                     $  398,000          $  455,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $164,000 in 1997 and $145,000 in 1996)        2,136,000           1,508,000
  Inventories                                    1,198,000           1,272,000
  Other current assets                             110,000              22,000
                                                -----------         -----------
     Total current assets                        3,842,000           3,257,000
                                                -----------         -----------

Property, plant and equipment, at cost           2,878,000           2,789,000
 Less accumulated depreciation                  (2,076,000)         (2,020,000)
                                                -----------         -----------
     Net property, plant and equipment             802,000             769,000
                                                -----------         -----------

Other assets                                        94,000              90,000
                                                -----------         -----------
                                                $4,738,000          $4,116,000
                                                ===========         ===========

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                   June 30,        December 31,
                                                     1997               1996
                                                 ----------         -----------
                                                 (Unaudited)
   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,395,000          $1,424,000
  Current portion of long-term debt                149,000             161,000
  Accounts payable                                 796,000             660,000
  Accrued expenses and other liabilities           280,000             140,000
                                                -----------         -----------
     Total current liabilities                   2,620,000           2,385,000
                                                -----------         -----------

Long-term debt, less current maturities            818,000             895,000
                                                -----------         -----------

Preferred dividends in arrears                   3,879,000           3,714,000
                                                -----------         -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000           3,001,000
                                                -----------         -----------

Commitments and contingencies                         -                   -
                                                -----------         -----------

Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 5,765,194 and
  5,562,461 issued and outstanding,
  respectively                                     591,000             571,000
 Additional paid-in-capital                      7,232,000           7,229,000
 Accumulated deficit                           (13,075,000)        (13,351,000)
                                                (5,252,000)         (5,551,000)
 Less cost of shares in treasury (147,863
  shares in 1997 and 1996)                        (328,000)           (328,000)
                                                -----------         -----------
     Total common stock and other
       stockholders' deficit                    (5,580,000)         (5,879,000)
                                                -----------         -----------
                                                $4,738,000          $4,116,000
                                                ===========         ===========









          See accompanying notes to consolidated financial statements.

                                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations (Unaudited)


                                              Six Months Ended            Three Months Ended
                                                 June 30,                     June 30,

                                            1997         1996          1997             1996

Net sales                                $8,004,000    $6,952,000    $4,301,000     $3,669,000
Cost of sales                             5,500,000     4,979,000     2,924,000      2,667,000
                                         -----------     ---------    ----------      ---------
     Gross profit                         2,504,000     1,973,000     1,377,000      1,002,000

Selling, general and
 administrative expenses                  1,892,000     1,552,000       974,000        764,000
                                         -----------     ---------    ----------      ---------
     Operating income                       612,000       421,000       403,000        238,000

Other income (expense):
   Interest expense                        (167,000)     (157,000)      (87,000)       (78,000)
   Miscellaneous income (expense)            (4,000)       23,000       (14,000)         4,000
                                         -----------     ---------    ----------      ---------
                                           (171,000)     (134,000)     (101,000)       (74,000)
                                         -----------     ---------    ----------      ---------
      Net income                            441,000       287,000       302,000        164,000

Less: Dividends on redeemable
       preferred stock (note 8b)           (165,000)     (165,000)      (82,000)       (82,000)
                                         -----------     ---------    ----------      ---------
      Net income applicable to
       common stockholders (note 9)      $  276,000     $ 122,000    $  220,000      $  82,000
                                        ==========     ===========     =========    ========

Weighted average number of common and
 common equivalent shares outstanding     5,960,922     5,392,848     6,047,183      5,398,175


Net income per share applicable to
 common stockholders (note 9)                 $.04           $.02          $.04        $.02
                                        ==========     ===========     =========    ========








                  See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                            Six Months Ended
                                                               June 30,
                                                        1997             1996
                                                     ----------       ----------
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                        $441,000         $287,000
                                                     ----------       ----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                      71,000           65,000
      Amortization                                      11,000            8,000
      Provision for doubtful accounts                   62,000           32,000
      Compensation expense - common stock               41,000            3,000
      Loss (gain) on disposal of property
       and equipment                                     2,000           (1,000)

      (Increase) decrease in:
        Accounts receivable                           (710,000)        (214,000)
        Inventory                                       74,000           30,000
        Prepaid expenses and other assets             (103,000)         (76,000)

      Increase (decrease) in:
        Accounts payable                               136,000          (35,000)
        Accrued expenses                               140,000           56,000
                                                     ----------       ----------
       Total adjustments to net income                (276,000)        (132,000)
                                                     ----------       ----------
        Net cash provided by operating
         activities                                    165,000          155,000
                                                     ----------       ----------
Cash flows from investing activities
    Purchase of property, plant
     and equipment                                    (114,000)         (52,000)
    Proceeds from disposal of property
     and equipment                                       8,000            4,000
    Proceeds from exercise of stock options              2,000             -
                                                     ----------       ----------
      Cash used in investing activities               (104,000)         (48,000)
                                                     ----------       ----------
Cash flows from financing activities
    (Decrease) increase in notes
     payable banks - net                               (29,000)         (61,000)
    Reduction of long-term debt-net                    (89,000)         (66,000)
                                                     ----------       ----------
     Cash used in financing activities                (118,000)        (127,000)
                                                     ----------       ----------
Net decrease in cash and cash equivalents              (57,000)         (20,000)

Cash and cash equivalents
 beginning of period                                   455,000          252,000
                                                     ----------       ----------
Cash and cash equivalents end of period               $398,000         $232,000
                                                     ==========       ==========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                           Six Months Ended
                                                               June 30,
                                                       1997             1996
                                                            (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the six months for:
  Interest                                           $169,000         $154,000
                                                     ==========       ==========

Non-cash transactions:
  During the six months ended June 30, 1997 and
  1996, 202,333 and 25,000 shares of Common Stock
  was issued to directors and employees of the
  Company                                            $ 41,000         $  3,000
                                                     ==========       ==========
































           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Revenue Recognition Policy

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at June 30, 1997 and December 31, 1996 are time deposits of $230,000 and $153,000, respectively.

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

(5)   Notes Payable

           Included in notes payable at June 30, 1997, is $1,395,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable  (continued)

      by Premix's and Acrocrete's accounts receivable and inventory. Borrowings under the line of credit is limited to 80% of the net collectible value of eligible accounts receivable and 30% of the net realizable value of eligible inventory. The line of credit bears interest at the lender's prime rate plus 4% (12-1/2% at August 1, 1997) and expires June 20th, of each year, but is automatically extended for an additional one year term unless either party gives the other notice of termination by April 21 of each year. The line of credit was automatically extended through June 20, 1998. At June 30, 1997, the line of credit limit available for borrowing aggregated $2,000,000, of which $1,395,000 had been borrowed. For the six months ended June 30, 1997 and 1996, the maximum borrowings at any month end were $1,585,000 and $1,415,000 respectively. The average month end amount outstanding during the six months ended June 30, 1997 and 1996 periods were $1,441,000 and $1,284,000, respectively.

(6)   Long-Term Debt and Current Installments of Long-Term Debt

           Included in long-term debt at June 30, 1997, are two mortgage loans, collateralized by Premix's real property, in the amounts of $504,000 and $313,000, respectively, less current installments of $43,000. Each loan bears adjustable interest rates. As of August 1, 1997, interest rates on such mortgage loans were 10.5% and 12%, respectively.

           Long-term debt at June 30, 1997, also includes a $30,000 obligation, less current installments of $27,000, relating to a product liability lawsuit for which the Company had no insurance. In the fourth quarter of 1993, the Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. In accordance with the terms of the agreement, in the event the Company files for bankruptcy protection during the payment period, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. Other long-term debt in the aggregate amount of $120,000, less current installments of $79,000, relates principally to equipment financing. The equipment financing notes bear interest at various rates ranging from 8.75% to 15.39% and are payable, principal and interest, monthly through 1998.

(7)   Tax Credit Carryforwards

           At June 30, 1997, the Company had approximately $11.8 million of net operating losses, for book and tax purposes, available through the year 2009 and investment and other tax credits of approximately $165,000 available through the year 2001. A valuation allowance for 100% of the resulting net deferred tax asset of approximately $4.3

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-

(7)   Tax Credit Carryforwards (continued)

      million has been established due to the uncertainties relating to its eventual realizability. Changes in the Company's ownership, if any, may have the effect of limiting the annual utilization of these carryforwards.

(8)   Capital Stock

(a)  Common Stock

                At June 30, 1997, the Company had outstanding 5,765,194 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters voting together with the holders of Preferred Stock. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                On May 23, 1996, the Company issued from treasury 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation. On July 12, 1996, the Company issued an aggregate of 150,000 shares of Common Stock to the Directors and Executive Vice President of the Company as part of their compensation for services rendered.

                On February 4, 1997, the Company issued 33,333 shares of authorized, but unissued Common Stock to the President of Premix and Acrocrete as part of his employment compensation. On May 1, 1997, 25,400 shares of Common Stock were issued as a result of the exercise of stock options previously granted under the Company's stock option plans.

                On May 29, 1997, the Company issued an aggregate of 144,000 shares of Common Stock to the Directors and employees of the Company as part of their compensation for services rendered.

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-

(8)   Capital Stock (continued)

      (b)  Preferred Stock - $1.10 Cumulative Convertible Series (continued)

                At June 30, 1997, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is currently convertible into 1.149 shares of Common Stock. The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

                The Company has omitted dividends on its Preferred Stock for the six months ended June 30, 1997 in the amount of $165,000 and for each quarter since the fourth quarter of 1985 aggregating $3,879,000 through June 30, 1997. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through June 30, 1997, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

      (c)  Warrants

              At June 30, 1997, the Company had the following outstanding series of warrants:

           (i) 1,316,999 warrants issued in the Company's public offering in 1983. Each warrant entitles the holder to purchase one share of Common Stock at $4.80 per share until March 31, 1998.

           (ii) 200,000 warrants. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share until June 29, 2000. The warrants were extended to June 29, 2000 from June 28, 1997 on June 20, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

(d)  Stock Options

              At June 30, 1997, 476,100 shares of Common Stock were reserved for issuance pursuant to stock options granted under the Company's stock option plans. The exercise price of all such options is $.10 per share. No additional options may be granted under any of the Company's stock option plans. Subsequent to June 30, 1997, stock options representing 452,100 shares of Common Stock were exercised for aggregate cash proceeds to the Company of $45,210.

(9)  Net Income Applicable to Common Stockholders

           Net income applicable to common stockholders includes $165,000 in Preferred Stock dividends accrued, but not declared, for each of the six months ended June 30, 1997 and 1996, respectively.

           Net income per share of Common Stock is computed after considering the effect of Preferred Stock dividends, on the basis of the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and certain warrants exercisable at $.10 per share. Shares issuable in exchange for convertible Preferred Stock and

                 IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(9)   Net Income Applicable to Common Stockholders (continued)


      warrants exercisable at $4.80 per share are antidilutive and, therefore, are not included in the computations.

(10)  Commitments and Contingencies

      (a) In April 1996, the Company was dismissed as a defendant, to which it had been a party with other unaffiliated companies, in 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of May 1, 1997, the Company is not a defendant in any lawsuits which allege injuries due asbestos exposure.

          The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement has been extended until May 15, 1999, and is subject to cancellation upon sixty days notice by any party.

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

           Acrocrete is a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involves claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims relate to the

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(10)  Commitments and Contingencies  (continued)

      use of synthetic stucco in the construction of such homes which was allegedly manufactured by Acrocrete. The lawsuit alleges negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs allege that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses.

            Acrocrete believes it has meritorious defenses against the claim and cross-claims against the general contractor and installer of the product. The Company's insurance carriers accepted coverage and are providing a defense under reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.

      (b) The Company pays aggregate monthly rent of approximately $10,000 for four of its operating facilities. The leases expire at various dates ranging from September 30, 1997 to December 31, 1998. The lease expiring September 30, 1997 is for the Savannah, Georgia facility which was closed effective March 31, 1997. The remaining leases provide for annual increases in monthly rent.

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

            In addition, Mr. Ehler has been issued 75,000 shares of Common Stock of the Company on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (12) Subsequent Events".

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete, providing for an annual base salary to $117,601 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen would receive 33,333 shares of common stock of the Company for each year of employment for a three year period ending in 1998. Mr.
      Hansen received 33,333 shares of common stock in February 1997. In addition, Mr. Hansen has been issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (12) Subsequent Events". Also Mr. Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment.

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(12)  Subsequent Events

            Subsequent to June 30, 1997, the Company's Board of Directors adopted a Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of Common Stock are reserved for issuance under the Plan. The Plan is administered by the Company's Compensation Committee. On July 31, 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares will vest over a three year period based on certain performance goals set forth in the Plan. An aggregate of 66,667 shares will vest over a two year period based on continued employment with the Company by the holder. If the vesting requirements are not met, the restricted shares theretofore issued will be forfeited and thereafter be subject to allocation under the plan thereafter. Prior to vesting, the holders will receive all of the benefits of ownership of the restricted shares, but will not have the right to transfer such unvested shares.

            On July 15, 1997, the Company issued 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation. In July 1997, an aggregate of 452,100 shares of Common Stock were issued to the Directors and the Executive Vice President of the Company as a result of the exercise of Stock Options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $45,210.

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

            Results of Operations

            Six Months Ended June 30, 1997 Compared to 1996

                 Net sales for the six months ended June 30, 1997, increased
            $1,052,000, or approximately 15%, compared to the same period in 1996. For the three months ended June 30, 1997, net sales increased $632,000, or approximately 17%, compared to the same quarter in 1996. Approximately $672,000 of the increase in sales for the six months ended June 30, 1997 was derived from the sale of Acrocrete products, together with certain complementary products manufactured by other companies, which were sold through the Company's wholesale distribution facilities. Premix products, principally a roof tile mortar product, accounted for the balance of the increase in sales.

                 Gross profit as a percentage of net sales for the six months and three months ended June 30, 1997, was approximately 31% and 32%, respectively, compared to 28% and 27% in the comparable periods in 1996. The increase in gross profit margins was principally due to savings realized from raw material purchases and modifications made to the Company's manufacturing process to gain greater production efficiency.

                 Selling, general and administrative expenses as a percentage of net sales for the six months and three months ended June 30, 1997 was approximately 24% and 23%, respectively, compared to 22% and 21%, for the same periods in 1996. Selling, general and administrative expenses for the six months ended June 30, 1997 increase $340,000, or approximately 22% compared to 1996. The increase in expenses was primarily due to expenses associated with the expanded operations and additional sales and delivery expenses associated with servicing the increased volume of business.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Results of Operations (continued)

            Six Months Ended and Three Months Ended June 30, 1997 Compared to 1996 (continued)

            Interest expense for the six months ended June 30, 1997 increased $10,000, or approximately 6%, compared to 1996, primarily because of increased borrowings under its line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                 As a result of  the above  factors and after  giving effect to derived net income applicable to common stockholders of $276,000, or $.04 per share in 1997, compared to net income of $122,000, or $.02 per share, in 1996. Net income applicable to common stockholders includes charges of $165,000 in the 1997 and 1996 six month periods for unpaid cumulative dividends on preferred stock.


            Liquidity and Capital Resources

                 At June 30, 1997,  the Company had working capital of
            approximately $1,222,000 compared to working capital of $872,000 at December 31, 1996. As of June 30, 1997, the Company had cash and cash equivalents of $398,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $2,000,000 line of credit with a commercial lender scheduled to expire on June 20, 1998. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit collateralized by, its eligible accounts receivable and inventory. Borrowings under the line of credit is limited to 80% of the net collectible value of eligible accounts receivable and 30% of the net realizable value of eligible inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 1997, $1,395,000 had been borrowed against $2,000,000 in available lines of credit limits.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution outlets. As a result of a higher level of sales generated in 1997 compared to 1996, the Company's accounts receivable increased from $1,653,000 at December 31, 1996 to $2,300,000 at June 30, 1997.

            IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Liquidity and Capital Resources  (continued)

                 The Company's common stockholders' deficit of $5,580,000 at
            June 30, 1997, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user,
            the development and sale of new products,   and changes to its
            manufacturing processes to gain greater production efficiency. In the first six months of 1997, these actions enabled the Company to derive net income of $441,000 prior to the application of unpaid dividends on the redeemable preferred stock, compared to a net income of $287,000 in 1996.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,879,000 of dividends in arrears on the preferred stock as of June 30, 1997. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months.

                 The Company has no material capital expenditures scheduled for the next twelve months, other than expenditures that the Company is expected to spend to upgrade the Company's manufacturing facilities in Atlanta, Georgia and Casselberry, Florida. The Company expended approximately $100,000 in the first six months of 1997 to upgrade its manufacturing processes in its facilities and estimates it will require an additional $100,000 for improvements to its equipment and facilities. Additionally, the Company is presently evaluating certain other cost reduction projects aimed at consolidating and expanding manufacturing capabilities to more closely mirror market geographic demands.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information


Item 1.     Legal Proceedings

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 3.     Default Upon Senior Securities

                 The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of June 30, 1997, the Company has omitted dividends aggregating $3,879,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

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

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                       ---------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /S/Betty Jean Murchison
                                       ----------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


August 11, 1997