Form 10-Q
period 1997-09-30
IMPERIAL INDUSTRIES INC
filed 1997-11-12
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

Commission file number                1-7190
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

         3009 Northwest 75th Avenue, Miami, Florida 33122-1439
         ------------------------------------------ ----------
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

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of November 3, 1997 6,483,961.

     Total number of pages contained in this document:  22

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996                    3-4


          Consolidated Statements of Operations
           Nine Months and Three Months Ended
           September 30, 1997 and 1996                                   5


          Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996                6-7


          Notes to Consolidated Financial Statements                   8-17


          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                      18-21



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     22


          Item 3.  Default Upon Senior Securities                        22


          Item 6.  Exhibits and Reports on Form 8-K                      22

          Signatures                                                     23

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                September 30,      December 31,
                                                    1997               1996
                                                 (Unaudited)
   Assets
Current assets:
  Cash and cash equivalents                     $  513,000          $  455,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $172,000 in 1997 and $145,000 in 1996)        2,148,000           1,508,000
  Inventories                                    1,233,000           1,272,000
  Other current assets                             120,000              22,000
                                                -----------         -----------
     Total current assets                        4,014,000           3,257,000

Property, plant and equipment, at cost           2,980,000           2,789,000
 Less accumulated depreciation                  (2,116,000)         (2,020,000)
                                                -----------         -----------
     Net property, plant and equipment             864,000             769,000

Other assets                                       122,000              90,000
                                                -----------         -----------
                                                $5,000,000          $4,116,000
                                                ===========         ===========

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                September 30,      December 31,
                                                    1997               1996
                                                 (Unaudited)

   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,388,000          $1,424,000
  Current portion of long-term debt                149,000             161,000
  Accounts payable                                 678,000             660,000
  Accrued expenses and other liabilities           269,000             140,000
                                                -----------         -----------
     Total current liabilities                   2,484,000           2,385,000

Long-term debt, less current maturities            837,000             895,000
                                                -----------         -----------

Preferred dividends in arrears                   3,962,000           3,714,000
                                                -----------         -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000           3,001,000
                                                -----------         -----------

Commitments and contingencies                         -                   -
                                                -----------         -----------

Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 6,483,961 and
  5,562,461 issued and outstanding,
  respectively                                     663,000             571,000
 Additional paid-in-capital                      7,260,000           7,229,000
 Accumulated deficit                           (12,879,000)        (13,351,000)
                                                -----------         -----------
                                                (4,956,000)         (5,551,000)
 Less cost of shares in treasury (147,863
  shares in 1997 and 1996)                        (328,000)           (328,000)
                                                -----------         -----------
     Total common stock and other
       stockholders' deficit                    (5,284,000)         (5,879,000)
                                                -----------         -----------
                                                $5,000,000          $4,116,000
                                                ===========         ===========









          See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations (Unaudited)


                                                     Nine Months Ended              Three Months Ended
                                                       September 30,                    September 30,

                                                   1997            1996             1997           1996
Net sales                                     $12,155,000      $10,433,000       $4,151,000     $3,481,000
Cost of sales                                   8,349,000        7,468,000        2,849,000      2,489,000
                                              ------------     ------------      -----------    -----------
     Gross profit                               3,806,000        2,965,000        1,302,000        992,000

Selling, general and
 administrative expenses                        2,817,000        2,434,000          925,000       882,000
                                              ------------     ------------      -----------    -----------
     Operating income                             989,000          531,000          377,000        110,000

Other income (expense):
   Interest expense                              (257,000)        (238,000)         (90,000)       (81,000)
   Miscellaneous income (expense)                 (12,000)          28,000         (8,000)         5,000
                                              ------------     ------------      -----------    -----------
                                                 (269,000)        (210,000)        (98,000)       (76,000)
                                              ------------     ------------      -----------    -----------
      Net income                                  720,000          321,000          279,000         34,000

Less: Dividends on redeemable
       preferred stock (note 8b)                 (248,000)        (248,000)         (83,000)       (83,000)
                                              ------------     ------------      -----------    -----------
      Net income (loss) lapplicable to
       common stockholders (note 9)            $  472,000        $  73,000       $  196,000      $ (49,000)
                                              ============     ============      ===========    ===========

Weighted average number of common and
 common equivalent shares outstanding           6,138,986        5,440,000        6,496,073      5,533,175
                                              ============     ============      ===========    ===========

Net income (loss) per share applicable to
 common stockholders (note 9)                     $.08              $.01             $.03          $(.01)
                                              ============     ============      ===========    ===========













             See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                           Nine Months Ended
                                                            September 30,
                                                        1997             1996
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                        $720,000         $321,000

    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                     110,000           98,000
      Amortization                                      17,000           13,000
      Provision for doubtful accounts                   76,000           63,000
      Compensation expense - common stock               41,000           24,000
      Loss (gain) on disposal of property
       and equipment                                     2,000           (1,000)

      (Increase) decrease in:
        Accounts receivable                           (716,000)        (228,000)
        Inventory                                       39,000           44,000
        Prepaid expenses and other assets             (113,000)         (58,000)

      Increase (decrease) in:
        Accounts payable                                18,000          (91,000)
        Accrued expenses                               129,000           49,000
                                                      ---------        ---------
       Total adjustments to net income                (397,000)         (87,000)

        Net cash provided by operating
         activities                                    323,000          234,000
                                                      ---------        ---------
Cash flows from investing activities
    Purchase of property, plant
     and equipment                                    (215,000)         (95,000)
    Proceeds from disposal of property
     and equipment                                       8,000            4,000
    Proceeds from exercise of stock options             48,000             -
                                                      ---------        ---------
      Cash used in investing activities               (159,000)         (91,000)

Cash flows from financing activities
    Decrease in notes payable
     banks - net                                       (36,000)         (26,000)
    Reduction of long-term debt - net                  (70,000)         (87,000)
                                                      ---------        ---------
     Cash used in financing activities                (106,000)        (113,000)

Net increase in cash and cash equivalents               58,000           30,000

Cash and cash equivalents
 beginning of period                                   455,000          252,000
                                                      ---------        ---------
Cash and cash equivalents end of period               $513,000         $282,000
                                                      =========        =========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                          Nine Months Ended
                                                           September, 30
                                                       1997             1996
                                                            (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the nine months for:
  Interest                                           $257,000         $235,000
                                                     =========        =========
Non-cash transactions:
  During the nine months ended September 30, 1997 and
  1996, 202,333 and 175,000 shares of Common Stock
  was issued to directors and employees of the
  Company                                            $ 41,000         $ 24,000
                                                     =========        =========

































           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Revenue Recognition Policy

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at September 30, 1997 and December 31, 1996 are time deposits of $257,000 and $153,000, respectively.

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

(5)   Notes Payable

           Included in notes payable at September 30, 1997, is $1,388,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable  (continued)

      by Premix's and Acrocrete's accounts receivable and inventory. Borrowings under the line of credit is limited to the lesser of (i) 80% of the net collectible value of eligible accounts receivable and 30% of the net realizable value of eligible inventory and (ii) $2,000,000. The line of credit bears interest at the lender's prime rate plus 4% (12-1/2% at November 1, 1997) and expires June 20th, of each year, but is automatically extended for an additional one year term unless either party gives the other notice of termination by April 21 of each year. The line of credit was automatically extended through June 20, 1998. At September 30, 1997, the line of credit limit available for borrowing aggregated $2,000,000, of which $1,388,000 had been borrowed. For the nine months ended September 30, 1997 and 1996, the maximum borrowings at any month end were $1,585,000 and $1,419,000 respectively. The average month end amount outstanding during the nine months ended September 30, 1997 and 1996 periods were $1,426,000 and $1,299,000 respectively.

(6)   Long-Term Debt

           Included in long-term debt at September 30, 1997, are two mortgage loans, collateralized by Premix's real property, in the amounts of $495,000 and $312,000, respectively, less current installments of $43,000. Each loan bears adjustable interest rates. As of November 1, 1997, interest rates on such mortgage loans were 10.5% and 12%, respectively.

           Other long-term debt in the aggregate amount of $156,000, less current installments of $83,000, relates principally to equipment financing. The equipment financing notes bear interest at various rates ranging from 8.75% to 15.39% and are payable, principal and interest, monthly through 1998.

(7)   Tax Credit Carryforwards

           At September 30, 1997, the Company had approximately $11.8 million of net operating losses, for book and tax purposes, available through the year 2009 and investment and other tax credits of approximately $165,000 available through the year 2001. A valuation allowance for 100% of the resulting net deferred tax asset of approximately $4.3 million has been established due to the uncertainties relating to its eventual realizability. Changes in the Company's ownership, if any, may have the effect of limiting the annual utilization of these carryforwards.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-


(8)   Capital Stock

      (a)  Common Stock

                At September 30, 1997, the Company had outstanding 6,483,961 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters voting together with the holders of Preferred Stock. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

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

                On May 29, 1997, the Company issued an aggregate of 144,000 shares of Common Stock to the Directors and certain employees of the Company as part of their compensation for services rendered.

                Subsequent to June 30, 1997, the Company's Board of Directors adopted a Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of Common Stock were reserved for issuance under the Plan. The Plan is administered by the Company's Compensation Committee. On July 31, 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares will

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-

(8)   Capital Stock (continued)

           vest over a three year period based on certain performance goals set forth in the Plan. An aggregate of 66,667 shares will vest over a two year period based on continued employment with the Company by the holder. If the vesting requirements are not met, the restricted shares theretofore issued will be forfeited and thereafter be subject to reallocation under the plan thereafter. Prior to vesting, the holders will receive all of the benefits of ownership of the restricted shares, but will not have the right to transfer such unvested shares.

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

                At September 30, 1997, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is currently convertible into 1.149 shares of Common Stock. The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-

(8)   Capital Stock (continued)

      (b)  Preferred Stock - $1.10 Cumulative Convertible Series (continued)

                The Company has omitted dividends on its Preferred Stock for the nine months ended September 30, 1997 in the amount of $248,000 and for each quarter since the fourth quarter of 1985 aggregating $3,962,000 through September 30, 1997. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through September 30, 1997, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

      (c)  Warrants

              At September 30, 1997, the Company had the following outstanding series of warrants:

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

      (d)  Stock Options

              At September 30, 1997, 24,000 shares of Common Stock were reserved for issuance pursuant to stock options granted under the Company's stock option plans. The exercise price of all such options is $.10 per share. No additional options may be granted under any of the Company's stock option plans.

(9)  Net Income Applicable to Common Stockholders

           Net income applicable to common stockholders includes $248,000 in Preferred Stock dividends accrued, but not declared, for each of the nine months ended September 30, 1997 and 1996, respectively.

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

(10)  Commitments and Contingencies

      (a) In April 1996, the Company and Premix were dismissed as a defendant, to which it had been a party with other unaffiliated companies, in the remaining 27 asbestos lawsuits which were pending against the Company and Premix in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of November 1, 1997, the Company is not a defendant in any lawsuits which allege injuries due to abestos exposure.

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

           Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involved claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims related to the use of synthetic stucco in the construction of such homes which was allegedly manufactured by Acrocrete. The lawsuit alleged negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs alleged that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses. In October 1997, the Plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of a settlement with the general contractor defendant.

            On October 17, 1997, Acrocrete was named a co-defendant in a lawsuit captioned "M/I Schottenstein Homes, Inc. vs. Acrocrete, Inc., et al filed in Wake County, North Carolina. The lawsuit involves claims by owners of 52 homes constructed by M/I Schottenstein Homes, Inc., the general Contractor, that the use of synthetic stucco in the system of construction of the exterior finish of their homes, allegedly manufactured by Acrocrete, caused moisture intrusion damages. Eight of the homeowners were the parties to the previously described lawsuit filed against Acrocrete. As part of its settlement with the homeowner, M/I Homes received an assignment of any claims which the homeowners may have against any other contractors,

                      INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(10)  Commitments and Contingencies  (continued)

      subcontractors, material men, or suppliers which might be responsible for any damages pertaining to the alleged defects. The lawsuit against Acrocrete and the other parties alleges negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requests punitive damages.

            Acrocrete believes it has meritorious defenses against the claim and cross-claims against the general contractor and installer of the product. Acrocrete expects the Company's insurance carriers to accept coverage and provide a defense under reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.

            In addition, Acrocrete has been named in three similar lawsuits filed against Acrocrete and other parties (contractors and sub-contractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

            Acrocrete is vigorously defending these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete expects the Company's insurance carriers to accept coverage for each of the above claims and provide defense under reservation of rights. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

      (b) The Company pays aggregate monthly rent of approximately $9,000 for three of its operating facilities. The leases expire at various dates ranging from April 30, 1998 to December 31, 1998. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

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

            In addition, Mr. Ehler was issued 75,000 shares of Common Stock of the Company on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8)(a) Common Stock".

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete, providing for an annual base salary to $117,601 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of common stock in February 1997. In addition, Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8)(a) Common Stock". Also Mr. Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment.

(11)  Stock Based Compensation

            Effective 1996, the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(11)  Stock Based Compensation  (continued)

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

            Results of Operations

            Nine Months Ended September 30, 1997 Compared to 1996

                 Net sales for the nine months ended September 30, 1997,
            increased $1,722,000, or approximately 17%, compared to the same period in 1996. For the three months ended September 30, 1997, net sales increased $670,000, or approximately 19%, compared to the same quarter in 1996. Approximately $1,063,000 of the increase in sales for the nine months ended September 30, 1997 was derived from the sale of Acrocrete products, together with certain complementary products manufactured by other companies, which were sold through the Company's wholesale distribution facilities. Premix products, principally a roof tile mortar product, accounted for the balance of the increase in sales.

                 Gross profit as a percentage of net sales for the nine months and three months ended September 30, 1997, was approximately 31% and 31%, respectively, compared to 28% and 28% in the comparable periods in 1996. The increase in gross profit margins was principally due to savings realized from raw material purchases and modifications made to the Company's manufacturing process to gain greater production efficiency.

                 Selling, general and administrative expenses as a percentage of net sales for the nine months and three months ended September 30, 1997 was approximately 23% and 22%, respectively, compared to 23% and 25%, for the same periods in 1996. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased $383,000, or approximately 16% compared to 1996. The increase in expenses was primarily due to expenses associated with the expanded operations and additional sales and delivery expenses associated with servicing the increased volume of business.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Results of Operations (continued)

            Nine Months Ended and Three Months Ended September
             30, 1997 Compared to 1996 (continued)

            Interest expense for the nine months ended September 30, 1997 increased $19,000, or approximately 8%, compared to 1996, primarily because of increased borrowings under its line of credit with its commercial lender to fund working capital requirements resulting from increased sales.

                 As a result of  the above  factors and after  giving effect to accrued unpaid dividends on the redeemable preferred stock, the Company derived net income applicable to common stockholders of $472,000, or $.08 per share in 1997, compared to net income of $73,000, or $.01 per share, in 1996. Net income applicable to common stockholders includes charges of $248,000 in the 1997 and 1996 nine month periods for unpaid cumulative dividends on preferred stock.


            Liquidity and Capital Resources

                 At September 30, 1997,  the Company had working capital of approximately $1,530,000 compared to working capital of $872,000 at December 31, 1996. As of September 30, 1997, the Company had cash and cash equivalents of $513,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $2,000,000 line of credit with a commercial lender scheduled to expire on June 20, 1998. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit collateralized by, its eligible accounts receivable and inventory. Borrowings under the line of credit is limited to the lesser of (i) 80% of the net collectible value of eligible accounts receivable and 30% of the net realizable value of eligible inventory and (ii) $2,000,000. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 1997, $1,388,000 had been borrowed against $2,000,000 in available lines of credit limits.

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

            Liquidity and Capital Resources  (continued)

            Company's accounts receivable increased from $1,653,000 at December 31, 1996 to $2,300,000 at September 30, 1997.

            The Company's common stockholders' deficit of $5,284,000 at September 30, 1997, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, the development and sale of new products, reductions in raw material costs and changes to its manufacturing processes to gain greater production efficiency. In the first nine months of 1997, these actions enabled the Company to derive net income of $720,000 prior to the application of unpaid dividends on the redeemable preferred stock, compared to a net income of $381,000 in 1996.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $3,962,000 of dividends in arrears on the preferred stock as of September 30, 1997. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months.

                 The Company has no material capital expenditures scheduled for the next twelve months, other than expenditures that the Company is expected to spend to upgrade the Company's manufacturing facilities in Atlanta, Georgia and Casselberry, Florida. The Company expended approximately $150,000 in the first nine months of 1997 to upgrade its manufacturing processes in its facilities and estimates it will require an additional $100,000 for improvements to its equipment and facilities. Additionally, the Company is presently evaluating certain other cost reduction projects aimed at consolidating and expanding manufacturing capabilities to more closely mirror market geographic demands. These projects include the proposed sale of the Company's manufacturing facility in Miami and possibly moving the Company's manufacturing facility in Atlanta.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information


Item 1.     Legal Proceedings

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 3.     Default Upon Senior Securities

                 The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of September 30, 1997, the Company has omitted dividends aggregating $3,962,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

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


November 12, 1997