Form 10-K
period 1997-12-31
IMPERIAL INDUSTRIES INC
filed 1998-03-30
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 1997
                                        OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________

Commission file number                      1-7190
                       --------------------------------------------------------

                              IMPERIAL INDUSTRIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                 Delaware                               59-0967727
    --------------------------------                -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

              3009 Northwest 75th Avenue,  Miami, Florida        33122
             ----------------------------------------------    ----------
              (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:   (305) 477-7000
                                                        ---------------------

     Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered
            None                                            None

     Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.10 par value
                          ------------------------------
                                 (Title of class)
                   $1.10 Cumulative Convertible Preferred Stock
                   --------------------------------------------
                                 (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES __X__     NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.10 par value) and $1.10 Cumulative Convertible Preferred Stock on March 2, 1998 is: $3,184,648

      Number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding on March 2, 1998: 6,483,961

      Total number of pages contained in this document: 52

                                       PART I

Item 1.   Business

               Imperial Industries, Inc. (hereinafter referred to as "the Company") is a Delaware corporation organized in 1968. The Company's executive offices are located at 3009 Northwest 75th Avenue, Miami, Florida 33122, and the telephone number at such offices is (305) 477-7000.

               The Company is engaged in the manufacture of building materials for sale to building materials dealers and others located primarily in Florida and Georgia, and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. In addition, the Company has three distribution outlets through which it markets certain of its products directly to end users. The Company's products are used in the construction industry by developers, builders, contractors, and sub-contractors.

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

               The Company's manufacturing and sales operations are conducted by its wholly owned subsidiaries, Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"). The Company primarily manufactures stucco, roof tile mortar and plaster products.

               Stucco products are applied as a finishing coat to exterior surfaces and to swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Plaster customarily is used to finish interiors of structures.

          Premix

               Premix, together with its predecessors, has been in business for approximately 40 years. The names "Premix" and "Premix-Marbletite" are among the registered trademarks of Premix. The Company believes the trade names of its manufactured products represent a substantial benefit to the Company because of industry recognition and brand preference. Premix manufactures stucco, roof tile mortar, plaster and swimming pool finishes. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials.

               Premix accounted for approximately 49%, 49% and 59% of the Company's consolidated annual revenues in the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

               In August 1994, the Company entered into a five year licensing agreement with an unaffiliated company to exclusively manufacture and sell a new roof tile mortar product throughout the State of Florida and foreign countries. The Company has the option to renew the agreement for two additional five year periods. Premix has also entered into agreements to manufacture this product on behalf of selected wholesalers who distribute this product under the wholesalers names through their existing established dealer networks to service the roofing contractor industry. To date, a majority of all roof tile mortar sales have been derived from South Florida. Until 1996, the Company's licensed roof tile mortar product was the only mortar product approved by Dade County, Florida, building authorities for use to adhere all types of cement roof tiles to roofs. In 1997, the Company's roof tile mortar was approved by the Broward and Palm Beach County building authorities along with other competitive products. Other adhesive products used for similar purposes are also used by the industry. The manufacturing of this new product did not require any significant change to the current manufacturing facility. The Company has expanded its marketing efforts for this product to other areas of Florida based on product performance rather than only as required by building code requirements.


          Acrocrete

               Acrocrete manufactures synthetic acrylic stucco products. The Company's trade name "Acrocrete" and certain of its manufactured products are described by trade names protected by registered trademarks. Acrocrete's products, used principally for exterior wall coatings, broaden and complement the range of products produced and sold by Premix. Management believes acrylic stucco products have certain advantages over traditional cementitious stucco products for certain types of construction applications because synthetic acrylic products provide a hard durable finish with stronger color retention properties. Further, acrylic stucco products have improved flexibility characteristics, which minimizes the problems of cracking of cement coating. Acrocrete's product system provides for energy efficiency for both residential and commercial buildings.

               For the fiscal years ended December 31, 1997, 1996 and 1995, Acrocrete's sales accounted for approximately 51%, 51% and 41%, respectively, of the Company's consolidated annual revenues.

          Suppliers

               Premix's raw materials and products are purchased from approximately 26 suppliers. While five suppliers account for approximately 64% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

               Acrocrete's raw materials are purchased from approximately 20 suppliers, of which five account for approximately 84% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

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

             While the Company's sales are typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company's products. One distributor accounted for approximately 11% of total sales in 1995 but
          only 5% and 3% of total sales in 1996 and 1997, respectively.   The
          loss of that distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's products generally cause the user to seek a distributor who carries the Company's products. Sales by other distributors as well as direct sales to end users contributed to the percentage decline in sales to the one distributor. The Company primarily markets its products to distributors through Company salesmen, who promote both Premix and Acrocrete products, located in the Southeastern United States.

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

          Each leased facility contains between approximately 7,500 to 8,500 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, and to increase profit margins from the sale of the Company's products. The Company sells Acrocrete and complementary products of other manufacturers at such distribution facilities. The Company closed the Savannah Facility at the end of the first quarter of 1997.

               Effective February 1, 1998, the Company acquired a facility in Tampa, Florida that was engaged primarily in the distribution of landscape stone products. The Company intends to utilize this distribution facility to gain market share for the sale of its products on the West Coast of Florida. The Company presently does not have any plans to open other warehouse distribution facilities.

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


          Employees

               The Company and its subsidiaries had 75 employees as of December 31, 1997. The Company considers its employee relations to be satisfactory. The Company's employees are not subject to any collective bargaining agreement.

Item 2.     Properties

               The Company and its subsidiaries maintain a total of 6 facilities in Florida and Georgia. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:


                             Approximate    Owned/
            Location         Sq. Footage    Leased       Company Products
            --------------  ------------   --------  --------------------------
            Miami, Fl.          30,000      Owned     Premix (Manufacturing)
            Casselberry, Fl.    20,000      Owned     Premix (Manufacturing)
            Atlanta, Ga.        14,750      Leased    Acrocrete (Manufacturing)

            Tampa, Fl.           8,470      Owned     Acrocrete (Distribution)
            Jacksonville, Fl.    7,500      Leased    Acrocrete (Distribution)
            Norcross, Ga.        7,600      Leased    Acrocrete (Distribution)

               The lease on the Atlanta facility expires April 30, 2000, and provides for rental payments of $3,340 per month. The Company has the option to terminate the lease on April 30, 1998, or anytime thereafter with 90 days notice.

               The facilities located in Norcross, Georgia and Jacksonville, Florida are utilized for the distribution of Acrocrete's products directly to the end-user (contractor/subcontractor). The lease on the Jacksonville facility expires December 31, 1998, and provides for rental payments of $2,656 per month. Acrocrete leases the Norcross facility at $2,920 per month, through the lease expiration date of April 30, 1998. The Company plans to renew the leases for the Jacksonville and Norcross facilities. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

               The Miami and Casselberry facilities are encumbered by first mortgage liens with outstanding principal balances at December 31, 1997, of $485,000 and $310,000, respectively. See "Notes to Consolidated Financial Statements". The Tampa facility, acquired effective February 1, 1998, is encumbered by a first mortgage lien in the amount of $215,000.

               Management believes that the Company's facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs. The Company is presently evaluating certain projects aimed at consolidating, upgrading and expanding its manufacturing operations which involves relocating certain operations to new facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 3.     Legal Proceedings

               In April 1996, the Company and Premix were dismissed as a defendant, to which it had been a party with other unaffiliated companies, in the remaining 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of March 2, 1998, the Company is not a defendant in any lawsuits which allege injuries due to asbestos exposure.

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

               Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involved claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims related to the use of synthetic stucco in the construction of such homes which was allegedly manufactured by Acrocrete. The lawsuit alleged negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs alleged that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses. In October 1997, the Plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the Plaintiffs settlement with the general contractor defendant.

               On October 17, 1997, Acrocrete was named a co-defendant in a lawsuit captioned "M/I Schottenstein Homes, Inc. vs. Acrocrete, Inc., et al filed in Wake County, North Carolina. The lawsuit involves claims by owners of 52 homes constructed by M/I Schottenstein Homes, Inc., the general contractor, that the use of synthetic stucco in the system of construction of the exterior finish of their homes, allegedly manufactured by Acrocrete, caused moisture intrusion damages. Eight of the homeowners were the parties to the previously described lawsuit filed against Acrocrete. As part of its settlement with the homeowner, M/I Homes received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers which might be responsible for any damages pertaining to the alleged defects. The lawsuit against Acrocrete and the other parties alleges negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requests punitive damages.

               Acrocrete believes it has meritorious defenses against the claim as well as a counter claim against the general contractor and installer of the product. The Company's insurance carrier has accepted coverage and is providing defense under a reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.


               In addition, Acrocrete has been named in seven similar lawsuits filed against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.


               Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. The Company's insurance carriers to have accepted coverage for five of the above claims and are providing defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other two remaining claims. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

               In the fourth quarter of 1993, the Company incurred a $100,000 charge to settle a product liability lawsuit for which the Company was not insured. The Company entered into an agreement to settle this lawsuit for $100,000, payable in equal monthly installments of $2,083 over a four year period with an annual interest rate of 7-1/2%. In accordance with the terms of the agreement, in the event of the Company's bankruptcy, the plaintiff will be permitted to file a claim for $160,000, less any amounts previously paid. See "Notes to Consolidated Financial Statements".

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

                                     PART II


Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters

                The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the high and low bid quotations of the Common Stock for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                            Fiscal, 1996       High          Low
                            -------------     ------       -------

                            First Quarter      $.06          $.03
                            Second Quarter      .10           .06
                            Third Quarter       .14           .07
                            Fourth Quarter      .14           .08

                            Fiscal, 1997       High          Low
                            -------------     ------        -----
                            First Quarter      $.20          $.08
                            Second Quarter      .28           .20
                            Third Quarter       .45           .20
                            Fourth Quarter      .44           .29


                The Company has not paid any cash dividends on its Common Stock since 1980. The Company is prohibited from paying any dividends on the Common Stock until all accrued and unpaid dividends on the Company's $1.10 Cumulative Redeemable Convertible Preferred Stock are paid in full. The Company has omitted cash dividends on its Preferred Stock since the fourth quarter of 1985 aggregating $4,044,000 at December 31, 1997. See "Notes to Consolidated Financial Statements".

                On March 2, 1998, the Common Stock was held by 2,113 stockholders of record.

              As of March 2, 1998, the closing bid and asked prices of the Common Stock was $.30 and $.40, respectively.

Item 6.  Selected Financial Data

          The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 1997:


  Statements of Operations Data                       Year Ended December 31,
                                           1997       1996       1995      1994     1993

Net sales                                $15,774    $13,742    $11,615    $7,996   $7,714
Cost of sales                             10,867      9,881      8,239     5,726    5,637
Selling, general and administrative
 expenses                                  3,740      3,313      2,979     2,104    2,068
Interest expense                            (329)      (317)      (282)     (204)    (168)
Miscellaneous income                          54         43          7        23       17
Income tax benefit, net                      753         -          -         -        -
Net income (loss)                          1,645        274        122       (15)    (142)
Less:  dividends on redeemable
  preferred stock                           (330)      (330)      (330)     (330)    (330)
Net income (loss) applicable to
  common stockholders                    $ 1,315   $    (56)   $  (208)   $ (345)  $ (472)
Net income (loss) per share
  applicable to common stockholders      $   .22    $  (.01)   $  (.04)   $ (.06)  $ (.09)
Number of shares used in computation
 of income (loss) per share                6,009      5,471      5,382     5,317    5,217


Balance Sheets Data
                                                As of December 31,
                                          1997        1996       1995      1994      1993

Working capital                          $1,995      $  872     $  733    $  334    $  417

Total assets                             $5,128      $4,116     $3,747    $3,067    $2,668

Long-term debt,
 less current maturities                 $  819      $  895     $1,000    $  576    $  678

Redeemable preferred stock               $3,001      $3,001     $3,001    $3,001    $3,001

Preferred dividends in arrears (1)       $4,044      $3,714     $3,384    $3,054    $2,723

Common stock and other
  stockholders' deficit                 $(4,441)    $(5,879)   $(5,846)  $(5,641)  $(5,301)






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

            Results of Operations

            Year Ended December 31, 1997 Compared to 1996

                 Net sales for 1997 increased $2,032,000, or approximately 15%, compared to 1996. Approximately $1,184,000 of the increase in sales for 1997 was derived from the sale of Acrocrete products, together with certain complementary products manufactured by other companies which were sold through the Company's wholesale distribution facilities. Premix products, principally a roof tile mortar product, accounted for the balance of the increase in sales.

                 Gross profit as a percentage of net sales for 1997, was
            approximately 31%, compared to 28% in 1996. The increase in gross profit margins was due to savings realized from raw material purchases, modifications made to the Company's manufacturing process to gain greater production efficiency, and cost reduction programs implemented in 1996 which continue to focus on manufacturing processes for opportunities to reduce cost.

                 Selling, general and administrative expenses as a percentage of net sales for 1997 was approximately 24%, the same as 1996. Selling, general and administrative expenses increased $427,000, or approximately 13% compared to 1996. The increase in expenses was primarily due to expenses associated with the expanded operations and additional sales and delivery expenses associated with servicing the increased volume of business.

                 In fiscal year ended December 31, 1997, the Company recognized an $800,000 tax credit as a result of a reevaluation of a portion of the valuation allowance of the Company's net operating losses.

                 As a result of  the above  factors and after  giving effect to accrued unpaid dividends on the redeemable preferred stock, the Company derived net income applicable to common stockholders of
            $1,315,000, or $.22 per share in 1997, compared to a net loss   of
            $(56,000), or $(.01) per share, in 1996. Net income applicable to common stockholders includes charges of $330,000 in 1997 and 1996 for unpaid cumulative dividends on preferred stock.

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

             Liquidity and Capital Resources

                At December 31, 1997,  the Company had   working capital of
           approximately $1,995,000 compared to working capital of $872,000 at December 31, 1996. As of December 31, 1997 the Company had cash and cash equivalents of $552,000.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

            Liquidity and Capital Resources (continued)

                The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $2,000,000 line of credit with a commercial lender scheduled to expire on June 19, 1999. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of nonextension 60 days prior to the expiration date. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 1997, $778,000 had been borrowed against $1,580,000 in available lines of credit limits.

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

                 The Company's common stockholders' deficit   of $4,441,000, at
            December 31, 1997,   resulted primarily from losses incurred in
            1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, the development and sale of new products, and reductions in raw material costs and changes to manufacturing processes to gain greater production efficiency. In 1997, these actions enabled the Company to derive income before taxes and the application of unpaid dividends on the redeemable preferred stock in 1997 of $892,000, compared to income of $274,000 in 1986.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $4,044,000 of dividends in arrears on the preferred stock as of December 31, 1997. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 Effective February 1, 1998, the Company acquired the land, buildings, equipment and inventory of a distribution facility in Tampa, Florida for approximately $400,000. A portion of the purchase price was financed through the issuance of a $215,000 mortgage note payable monthly over four years.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

            Liquidity and Capital Resources (continued)

                 The Company expects other capital expenditures in 1998 for improvements to its equipment and manufacturing facilities to require aggregate cash expenditures of approximately $275,000. In the first quarter of 1998, the Company added approximately 6,000 square feet of warehouse space to its Casselberry, Florida manufacturing facility to consolidate Florida manufacturing operations to more closely mirror market geographic demands. Other projects planned in 1998 are aimed at relocating and expanding the Company's manufacturing facility in Atlanta, Georgia, and the proposed sale and relocation of the Company's manufacturing /distribution facility in Miami to a leased location in Broward County. The Company expects to complete the above cost reduction projects in 1998 and will continue to focus on the efficient utilization of its resources in its efforts to accomplish further cost reductions.

                 The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement any cash shortfalls from operations and provide adequate liquidity for the next twelve months to support the cash requirements of its capital expenditure programs.

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

  Item 8.    Financial Statement and Supplementary Data

                 See Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for the Index to Financial Statements contained herein.

               Report of Independent Certified Public Accountants




To the Board of Directors and Shareholders of Imperial Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 44 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1997, in conformity with generally accepted accounting principles.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Miami, Florida
March 27, 1998

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                December 31,        December 31,
   Assets                                           1997               1996
Current assets:
  Cash and cash equivalents                     $  552,000          $  455,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $176,000 in 1997 and $145,000 in 1996)        1,534,000           1,508,000
  Inventories                                    1,204,000           1,272,000
  Deferred taxes                                   350,000                -
  Other current assets                              60,000              22,000
                                                -----------         -----------
     Total current assets                        3,700,000           3,257,000
                                                -----------         -----------

Property, plant and equipment, at cost           2,974,000           2,789,000
 Less accumulated depreciation                  (2,100,000)         (2,020,000)
                                                -----------         -----------
     Net property, plant and equipment             874,000             769,000
                                                -----------         -----------

Deferred taxes                                     450,000                -

Other assets                                       104,000              90,000
                                                -----------         -----------
                                                $5,128,000          $4,116,000
                                                ===========         ===========

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                December 31,        December 31,
                                                    1997               1996

   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $  778,000          $1,424,000
  Current portion of long-term debt                130,000             161,000
  Accounts payable                                 580,000             660,000
  Accrued expenses and other liabilities           217,000             140,000
                                                -----------         -----------
     Total current liabilities                   1,705,000           2,385,000
                                                -----------         -----------

Long-term debt, less current maturities            819,000             895,000

Preferred dividends in arrears                   4,044,000           3,714,000

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000           3,001,000

Commitments and contingencies                         -                   -

Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 6,483,961 and
  5,562,461 issued, respectively                   663,000             571,000
 Additional paid-in-capital                      7,260,000           7,229,000
 Accumulated deficit                           (12,036,000)        (13,351,000)
                                               ------------        ------------
                                                (4,113,000)         (5,551,000)
 Less cost of shares in treasury (147,863
  shares in 1997 and 1996)                        (328,000)           (328,000)
                                               ------------        ------------
     Total common stock and other
       stockholders' deficit                    (4,441,000)         (5,879,000)
                                               ------------        ------------
                                                $5,128,000          $4,116,000
                                               ============        ============














          See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations


                                                  Year Ended December 31,

                                            1997           1996           1995

Net sales                            $15,774,000    $13,742,000    $11,615,000

Cost of sales                         10,867,000      9,881,000      8,239,000
                                    -------------  -------------  -------------

     Gross profit                      4,907,000      3,861,000      3,376,000

Selling, general and
 administrative expenses               3,740,000      3,313,000      2,979,000
                                    -------------  -------------  -------------

     Operating income                  1,167,000        548,000        397,000

Other income (expense):
   Interest expense                     (329,000)      (317,000)      (282,000)
   Miscellaneous income                   54,000         43,000          7,000
                                    -------------  -------------  -------------
                                        (275,000)      (274,000)      (275,000)
                                    -------------  -------------  -------------
    Income before income taxes           892,000        274,000        122,000

Income tax benefit (expense):
   Current                               (47,000)          -              -
   Deferred                              800,000           -              -
                                    -------------  -------------  -------------
                                         753,000           -              -
                                    -------------  -------------  -------------
Net income                             1,645,000        274,000        122,000

Less: Dividends on redeemable
        preferred stock                 (330,000)      (330,000)      (330,000)
                                    -------------  -------------  -------------
    Net income (loss) applicable to
       common stockholders           $ 1,315,000    $   (56,000)    $ (208,000)
                                    =============  =============  =============



Basic earnings (loss) per
  common share                              $.22          $(.01)         $(.04)
                                    =============  =============  =============

Diluted earnings (loss) per
  common share                              $.21          $(.01)         $(.04)
                                    =============  =============  =============



                See accompanying notes to consolidated financial statements.

                              IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statement of Changes in Common Stock and Other
                                         Stockholders' Deficit

                               Years ended December 31, 1997, 1996 and 1995



                                                  Additional
                                        Common      paid-in       Accumulated      Treasury
                                        Stock       capital         deficit         stock          Total

Balance at December 31, 1994           556,000     7,384,000     (13,087,000)       (494,000)     (5,641,000)

Issuance of 50,000 shares of
  common stock                            -         (108,000)           -            111,000           3,000

Accrued dividends in arrears
  on preferred stock                      -             -           (330,000)           -           (330,000)

Net income                                -             -            122,000            -            122,000
                                      ---------   -----------   -------------      ----------    ------------

Balance at December 31, 1995           556,000     7,276,000     (13,295,000)       (383,000)     (5,846,000)

Issuance of 175,000 shares of
  common stock                          15,000       (47,000)                         55,000          23,000

Accrued dividends in arrears
  on preferred stock                                                (330,000)                       (330,000)

Net income                                                           274,000                         274,000
                                      ---------   -----------   -------------      ----------    ------------

Balance at December 31, 1996           571,000     7,229,000     (13,351,000)       (328,000)     (5,879,000)

Issuance of 921,500 shares of
  common stock                          92,000        31,000                                         123,000

Accrued dividends in arrears
  on preferred stock                                                (330,000)                       (330,000)

Net income                                                         1,645,000                       1,645,000
                                      ---------   -----------   -------------      ----------    ------------

Balance at December 31, 1997          $663,000    $7,260,000    $(12,036,000)      $(328,000)    $(4,441,000)
                                      =========   ===========   =============      ==========    ============




              See accompanying notes to consolidated financial statements.

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                                    Year Ended December 31,
                                                 1997       1996        1995
Cash flows from operating activities:

    Net income                                $1,645,000   $274,000    $122,000
    Adjustments to reconcile net income
    to net cash (used in) provided by:
      Depreciation                               149,000    133,000     119,000
      Amortization                                19,000     16,000      13,000
      Provision for doubtful accounts            126,000     99,000     137,000
      Deferred taxes, net                       (800,000)      -           -
      Loss (gain) on disposal of fixed assets      1,000      4,000      (3,000)
      Compensation expense - issuance of stock    41,000     23,000       3,000
      (Increase) decrease in:
        Accounts receivable                     (152,000)  (236,000)   (421,000)
        Inventories                               68,000      8,000    (243,000)
        Prepaid expenses and other assets        (38,000)      -        (48,000)
      (Decrease) increase in:
        Accounts payable                         (80,000)   (48,000)    286,000
        Accrued expenses and other liabilities    77,000     40,000     (65,000)
                                               ----------  ---------  ----------
        Net cash provided by (used in)
         operating activities                  1,056,000    313,000    (100,000)
                                               ----------  ---------  ----------
Cash flows from investing activities
    Proceeds received from sale of property
     and equipment                                 9,000     11,000       3,000
    Purchases of property, plant
     and equipment                              (263,000)  (201,000)   (224,000)
                                               ----------  ---------  ----------
    Net cash used in investing activities       (254,000)  (190,000)   (221,000)
                                               ----------  ---------  ----------
Cash flows from financing activities
    (Decrease) increase in notes payable
     banks - net                                (646,000)   179,000     201,000
    Proceeds from issuance of long-term debt      60,000     66,000     703,000
    Repayment of long-term debt                 (167,000)  (165,000)   (569,000)
    Proceeds received from the exercise
     of stock options                             48,000       -           -
                                               ----------  ---------  ----------
     Net cash (used in) provided by
      financing activities                     (705,000)     80,000     335,000
                                               ----------  ---------  ----------
Net increase in cash and cash
 equivalents                                      97,000    203,000      14,000
Cash and cash equivalents,
 beginning of year                               455,000    252,000     238,000
                                               ----------  ---------  ----------
Cash and cash equivalents, end of year         $ 552,000   $455,000    $252,000
                                               ==========  =========  ==========
Supplemental disclosure
  of cash flow information:

Cash paid during the year for interest         $ 329,000    $314,000   $284,000
                                               ==========  =========  ==========
              See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1997, 1996 and 1995


(1)   Nature of the Business and Summary of Significant Accounting Policies

               Imperial Industries, Inc. (the "Company") and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coating and mortar products for the construction industry. The Company also manufactures and sells finishing coat products for swimming pools.

               The consolidated financial statements contain the accounts of the Company and its wholly owned subsidiaries, Acrocrete, Inc. ("Acrocrete") and Premix-Marbletite Manufacturing Company ("Premix"), as well as other subsidiaries which did not have significant operations during 1995 through 1997.

               A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below.

    (a)   Basis of presentation

               The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles which assume that assets will be realized and liabilities will be satisfied in the normal course of business.

    (b)   Significant customers:

               During 1995, one distributor accounted for approximately 11% of total sales. During 1997 and 1996, no single customer accounted for more than 10% of the Company's sales.

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

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(1) Nature of the Business and Summary of Significant Accounting Policies (continued)

      (e)   Property, plant and equipment

               Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the depreciable assets. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized.

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

      (g)   Earnings (loss) per share of common stock

               The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128) which requires that dual presentation of basic and diluted earnings per share for the years ending after December 15, 1997. Basic earnings (loss) per common share is computed by dividing net income, after deducting preferred stock dividends accumulated during the year ("net income applicable to common stockholders"), by the weighted average number of shares of common stock outstanding each year. Diluted earnings
          (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. In accordance with the provision of FAS 128, the Company has retroactively restated earnings (loss) per common share. (See Note
          (10) - Earnings (Loss) Per Common Share).

      (h)   Cash and cash equivalents

               The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at December 31, 1997 and 1996 are short term time deposits of $259,000 and $153,000, respectively.

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

      (k)   Accounting estimates

               The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (l)   Financial instruments

               The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1997 and 1996 because of the relatively short maturity of these instruments.


(2)   Inventories

          At  December 31, 1997 and 1996, inventories consist of:

                                            1997              1996
            Raw materials               $  364,000        $  376,000
            Finished goods                 614,000           710,000
            Packaging materials            226,000           186,000
                                        ----------        ----------
                                        $1,204,000        $1,272,000
                                        ==========        ==========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-


(3)   Property, Plant and Equipment

            A summary of the cost of property, plant and equipment at December 31, 1997 and 1996 is as follows:
                                                                 Estimated
                                                                useful life
                              1997               1996             (years)
                           ----------         -----------      ------------
      Land                 $   74,000         $   74,000           - - -
      Buildings and
       improvements           834,000            823,000          10 - 40
      Machinery and
       equipment            1,296,000          1,129,000           3 - 10
      Vehicles                574,000            570,000           2 -  8
      Furniture and
       fixtures               196,000            193,000           3 - 12
                           -----------        -----------
                           $2,974,000         $2,789,000
                           ===========        ===========

            The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $480,000 and $509,000 at December 31, 1997 and 1996,
      respectively.  See "Note 6."


(4)   Notes Payable

          Included in notes payable at December 31, 1997 and 1996 is $778,000 and $1,424,000, respectively, which represents the amounts outstanding under a $2 million line of credit from a commercial lender to Premix and Acrocrete. The line of credit is collateralized by Premix and Acrocrete's accounts receivable and inventory, bears interest at prime rate plus 4% (12 1/2% at December 31, 1997) and expires June 19, 1998, subject to annual renewal. Effective January 1, 1998, the Company amended its line of credit to bear interest at prime rate plus 2% and extended the maturity date to June 19, 1999, subject to annual renewal. The weighted average effective interest rate on the line of credit was 17.04%, 15.06%, and 14.86% during the years ended December 31, 1997, 1996 and 1995, respectively.

         The line of credit is automatically extended for an additional one year term on each June 19th unless either party gives the other notice of nonextension 60 days prior to the preceding June 19th. At December 31, 1997, the line of credit limit available for borrowing aggregated $1,580,000, of which $778,000 had been borrowed. The average month end amounts outstanding during 1997 and 1996 were $1,316,000, and $1,308,000, respectively. The maximum amounts outstanding at any month end during 1997 and 1996 were $1,585,000 and $1,424,000, respectively.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(5)   Accrued Expenses and Other Liabilities

            Accrued expenses and other liabilities at December 31, 1997 and 1996 are summarized as follows:
                                                       1997               1996
      Employee compensation
       related items                                 $ 72 000           $ 46,000
      Taxes, other than income taxes                   38,000             32,000
      Income taxes                                     30,000               -
      Interest                                          7,000              8,000
      Legal fees                                         -                 1,000
      Other                                            70,000             53,000
                                                     ---------          --------
                                                     $217,000           $140,000
                                                     =========          ========
(6)   Long-term Debt

      Long-term debt of the Company is as follows:
                                                           1997           1996
      Adjustable rate mortgage note payable, interest
       at 10.5% at December 31, 1997, principal in
       the amount of $3,111 together with interest is
       payable monthly, with a balloon payment of
       approximately $376,000 due December 5, 2000      $ 485,000      $523,000

      Adjustable rate mortgage note payable,
       interest at 12% at December 31, 1997,
       principal and interest payable monthly in
       the amount of approximately $3,600, with a
       balloon payment of approximately $292,000
       due September 1, 2000                              310,000       316,000

      Litigation settlement agreement, interest at
       7.5% due monthly, principal payable in 48
       equal 48 monthly periods in the amount of
       approximately $2,083 through August 1998            19,000        43,000

      Equipment notes payable, interest at various
       rates ranging from 8.75% to 15.39%, per annum,
       principal and interest payable monthly             135,000       174,000
                                                        ----------    ---------
                                                          949,000     1,056,000
      Less current maturities                            (130,000)     (161,000)
                                                        ----------    ----------
                                                        $ 819,000     $ 895,000
                                                        ==========    ==========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(6)   Long-term Debt (continued)
      As of December 31, 1997, long-term debt matures as follows:

                      Year ended
                      December 31,           Amount
                        1999                $ 71,000
                        2000                 727,000
                        2001                  15,000
                        2002                   6,000
                                            --------
                                            $819,000
                                            ========

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

(7)   Income Taxes

         At December 31, 1997, the deferred tax asset of $800,000 primarily consists of the tax effect of net operating loss carryforwards of $11,300,000 less a valuation allowance of $3,300,000. Net operating losses expire in varying amounts through 2009.

         During 1997 the Company recognized $800,000 of deferred tax assets as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. The remaining deferred tax assets are fully reserved at December 31, 1997. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at December 31, 1997 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

         The current income tax expense represents state taxes and alternative minimum taxes payable for the year ended December 31, 1997.

         At December 31, 1997, the Company had outstanding 6,483,961 shares of Common Stock (5,562,461 shares in 1996 with a $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of Preferred Stock. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(8)  Capital Stock

      (a)  Common Stock

         On February 7, 1995, the Company issued 50,000 shares of Common Stock from Treasury to the former President of Premix and Acrocrete as part of his employment compensation.

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

         On May 1, 1997, 25,400 shares of Common Stock were issued upon the exercise of stock options previously granted under the Company's stock option plans.

         On May 29, 1997, the Company issued an aggregate of 144,000 shares of Common Stock to its Directors and certain employees of the Company as part of their compensation for services rendered.

         In July 1997, the Company's Board of Directors adopted a Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of Common Stock were reserved for issuance under the Plan. The Plan is administered by the Company's Compensation Committee. On July 31, 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares will vest over a three year period based on certain performance goals set forth in the Plan. An aggregate of 66,667 shares will vest over a two year period based on continued employment with the Company by the holder. If the vesting requirements are not met, the restricted shares theretofore issued will be forfeited and thereafter be subject to reallocation under the plan. Prior to vesting, the holders will receive all of the benefits of ownership of the restricted shares, including voting rights, but will not have the right to transfer such unvested shares. Effective January 21, 1998, an aggregate of 58,333 had met the Plan vesting requirements and were released and re-issued to two employees.

         On July 15, 1997, the Company issued 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation. In July 1997, an aggregate of 452,100 shares of Common Stock were issued to the Company's Directors and the Executive Vice President of the Company upon the exercise of Stock Options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $45,210.

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

         At December 31, 1997 and 1996, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible redeemable preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of the Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is convertible into 1.149 shares of common stock. The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued and unpaid dividends.

         The Company has omitted dividends on its Preferred Stock since the fourth quarter of 1985 aggregating $4,044,000 through December 31, 1997 ($3,714,000 through December 31, 1996). The omission of Preferred Stock dividends is a reduction of net income applicable to Common Stockholders and is recorded as a non-current liability in the accompanying consolidated balance sheets.

         The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share, at the rate of approximately 66,000 preferred shares a year, starting in 1986, less any preferred shares converted into common stock. Through December 31, 1997, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and 66,000 shares for each year thereafter through 1995, at which time the Preferred Stock was intended to be fully retired. The Preferred Stock has not been included in common stock and other stockholders' deficit because of its mandatory redemption feature.

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

      (c)  Warrants

         At December 31, 1997, the Company had the following outstanding series of warrants:

    (i) 1,316,999 warrants issued in the Company's public offering in 1983. Each warrant entitles the holder to purchase one share of Common Stock at $4.80 per share. During February, 1997, the Company's Board of Directors authorized an extension of the expiration date of these warrants from March 31, 1997 to March 31, 1998. In March 1998, the Board of Directors extended the expiration date of the warrants to April 30, 1998. The warrants are not registered nor are they exercisable until a registration statement covering the underlying Common Stock is declared effective by the Securities and Exchange Commission.

    (ii) 200,000 warrants issued in connection with financing arrangements in 1988. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share. The expiration date was extended to June 29, 2000 from June 28, 1997 on June 20, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.


           (d)  Stock Options

         The Company's 1979 Non-Qualified Stock Option Plan (the "1979 Plan") expired in 1989 and no additional options may be granted thereunder. At December 31, 1997, 2,500 shares of common stock were reserved for issuance upon exercise of outstanding stock options originally granted under the 1979 Plan.

          The Company's 1984 Stock Option Plan (the "1984 Plan") expired in 1994 and no additional options may be granted thereunder. At December 31, 1997, options for 21,500 shares of common stock were outstanding under the 1984 Plan.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(8)  Capital Stock (continued)

      (d)  Stock Options (continued)

            Option activity under these plans is summarized as follows:

                                                                   Fair market value
                                                                   At date of grant
                              Number     Price per                 Per
                             of shares     share       Total       Share      Total
Outstanding and exercisable
 at December 31, 1994         505,500      $  .10     $50,000    $.02-.20     $50,000

Granted during 1995              -            -          -           -           -
Exercised during 1995            -            -          -           -           -
Terminated during 1995           -            -          -           -           -
                              --------                --------                --------

Outstanding and exercisable
 at December 31, 1995         505,500      $  .10     $50,000    $.02-.20     $50,000

Granted during 1996              -             -         -           -           -
Exercised during 1996            -             -         -           -           -
Terminated during 1996           -             -         -           -           -
                              --------                --------                --------

Outstanding and exercisable
 at December 31, 1996         505,500      $  .10     $50,000    $.02-.20     $50,000
                              --------                --------                --------
Granted during 1997              -            -          -           -           -
Exercised during 1997        (477,500)     $  .10     $48,000        -        $48,000
Terminated during 1997         (4,000)        .10        -           -           -
                              --------                --------                --------
Outstanding and exercisable
 at December 31, 1997          24,000      $  .10     $ 2,000    $.02-.20     $ 2,000
                              ========                ========                ========

 The following options to purchase the Company's common stock, all of which are vested, were outstanding under the Plans on December 31, 1997:

            Year of        Number of        Exercise        Expiration
             Grant           Shares           Price            Date
             1989             5,000            .10 *         7/29/99**
             1994            19,000            .10           3/27/99
                            --------
                             24,000

    * In 1993, the exercise price per share was reduced from $.20 per share to $.10.
    **  In 1994, the expiration date was extended from 7/29/94 to 7/29/99.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                    -continued-

 (9)  Other Income (Expense)

            A summary of miscellaneous income (expense) for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                 1997      1996       1995
      Interest income                          $10,000   $ 5,000    $ 4,000
      (Loss) gain on disposal of property,
       plant and equipment                      (1,000)   (4,000)     3,000
      Other, net                                45,000    42,000       -
                                               --------  --------   --------
                                               $54,000   $43,000    $ 7,000
                                               ========  ========   ========

(10)  Earnings (Loss) Per Common Share

          Below is a reconciliation between basic and diluted earnings (loss) per common share under FAS 128 for the years ended December 31, 1997, 1996 and 1995 (in thousands except per share amounts):

                                      1997                           1996                       1995
                                                 Per                         Per                         Per
                           Income     Shares    Share     Income    Shares  Share     Income   Shares   Share
    Net income             $1,645                          $ 274                       $ 122
     Less dividends on
     redeemable
     preferred stock         (330)                          (330)                       (330)
                           -------                        -------                      ------
    Basic earnings
     (loss) per
     common share          $1,315      6,009     $.22      $ (56)    5,471  $(0.01)    $(208)   5,382   $(0.04)
                           =======    ======    ======    =======    =====  =======    ======   =====   =======
    Effect of dilutive
     securities:
     Stock options                        24
     Warrants                            200
                           -------    -------             -------                      ------
    Diluted earnings
     (loss) per
     common share           $1,315     6,267     $.21     $  (56)    5,471  $(0.01)    $(208)   5,382   $(0.04)
                           =======    ======    ======    =======    =====  =======    ======   =====   =======

(11)  Related Party Transactions

          The Company and its subsidiaries paid legal fees of approximately $37,000, $29,000 and $35,000 in 1997, 1996 and 1995, respectively, to law firms with which the Chairman of the Board was affiliated.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                    -continued-
(12)  Commitments and Contingencies

    (a) In April 1996, the Company and Premix were dismissed as a defendant, to which it had been a party with other unaffiliated companies, in the remaining 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of March 2, 1998, the Company is not a defendant in any lawsuits which allege injuries due to asbestos exposure.

          The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs a nd indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement has been extended until May 15, 1999, and is subject to cancellation upon sixty days notice by any party.

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

         Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involved claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims related to the use of synthetic stucco in the construction of such homes which was allegedly manufactured by Acrocrete. The lawsuit alleged negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs alleged that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses. In October 1997, the Plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the Plaintiff settlement with the general contractor defendant.

         On October 17, 1997, Acrocrete was named a co-defendant in a lawsuit

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                    -continued-

(12)  Commitments and Contingencies (continued)

    captioned "M/I Schottenstein Homes, Inc. vs. Acrocrete, Inc., et al filed in Wake County, North Carolina. The lawsuit involves claims by owners of 52 homes constructed by M/I Schottenstein Homes, Inc., the general contractor, that the use of synthetic stucco in the system of construction of the exterior finish of their homes, allegedly manufactured by Acrocrete, caused moisture intrusion damages. Eight of the homeowners were the parties to the previously described lawsuit filed against Acrocrete. As part of its settlement with the homeowner, M/I Homes received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers which might be responsible for any damages pertaining to the alleged defects. The lawsuit against Acrocrete and the other parties alleges negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requests punitive damages.

          Acrocrete believes it has meritorious defenses against the claim as well as a counter claim against the general contractor and installer of the product. The Company's insurance carriers has accepted coverage and is providing defense under a reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.

          In addition, Acrocrete has been named in seven similar lawsuits filed against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

          Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. The Company's insurance carriers have accepted coverage for five of the above claims and are providing defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other two remaining claims. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

          Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

    (b) The Company pays aggregate monthly rent of approximately $9,300 for three of its operating facilities. The leases expire at various dates ranging from April 30, 1998 to April 30, 2000. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

         In addition, the Company leases one automobile under an agreement which provides for a minimum monthly payment of $600 through June, 1998. The Company is subject to an operating lease agreement for certain computer equipment which provides for monthly rental payments of $1,000 through

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                    -continued-

(12)  Commitments and Contingencies (continued)

      February, 1998.

          Rental expenses incurred for operating leases were approximately $128,000, $129,000 and $122,000, for the years ended December 31, 1997, 1996 and 1995, respectively.


    (c) Howard L. Ehler, Jr., ("the Executive"), is employed by the Company pursuant to a one year renewable agreement (the "Employment Agreement"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current annual base salary of $120,000. The Employment Agreement provides for automatic renewal for additional one year periods as of July 1, of each year, unless the Company or the Executive notifies the other party of an intent not to renew at least 90 days prior to expiration of the existing term. The executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Company's Compensation Committee.

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

    (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hansen presently receives

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                    -continued-

(12)  Commitments and Contingencies (continued)

    an annual base salary of $150,000 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of Common Stock in February 1997. In addition, Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8)(a) Common Stock". Also Mr. Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance.


(13)  Concentration of Credit Risk

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. However, trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis. At December 31, 1997, accounts aggregating $53,000, or approximately 3% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. The allowance for doubtful accounts at December 31, 1997 of $176,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

         The Company places its cash with high quality commercial banks, however, at December 31, 1997, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.


(14)  Subsequent Event

         Effective as of February 1, 1998, Acrocrete, Inc. acquired the property, plant, equipment and inventory of a wholesale distribution facility, engaged in the sale of landscape stone and building materials. The closing for this transaction occurred on March 2, 1998 for a total purchase price of approximately $400,000.

        On March 6, 1998, the Company entered into an agreement with an investment banker to provide advisory services to the Company in connection with the development of a plan to satisfy the Company's Redeemable Preferred Stock dividend arrearage and mandatory sinking fund requirements. The investment banker received cash consideration of $25,000 and is entitled to receive additional consideration based upon the success of the plan

                                      PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 10.    Directors and Executive Officers of the Registrant

               The following table sets forth certain information with respect to the directors and executive officers of the Company:

            Name                   Age     Position With Company

            S. Daniel Ponce         49     Chairman of the Board - Class III
            Lisa M. Brock           39     Director - Class III
            Leonard C. Ferri        83     Director - Class II
            Morton L. Weinberger    68     Director - Class II
            Fred H. Hansen          51     President, Premix and Acrocrete
            Howard L. Ehler, Jr.    54     Principal Executive Officer/Executive
                                            Vice President and Secretary
            Betty J. Murchison      58     Principal Accounting Officer/
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

          S. Daniel Ponce.   Mr. Ponce has been Chairman of the Board of the
             Company since 1988.  Mr.  Ponce has been engaged in the practice of
             law for over twenty   years and is currently a name partner in the
             law firm of Hanzman, Criden, Korge, Chaykin, Ponce & Heise, P.A. Mr. Ponce is a member of the Board of Directors of the University of Florida Foundation, Inc. and serves as Chairman of its audit committee. He is also a non-practicing certified public accountant.

          Lisa M. Brock.   Mrs. Brock has been a director of the Company since
             1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix and Acrocrete, as Vice President for over 5 years until December, 1994 when she retired. Mrs. Brock continues to serve as a consultant to the Company. Mrs. Brock is the niece of Leonard C. Ferri.

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

          Board of Directors Meetings and Attendance

               The Board of Directors met five (5) times in fiscal 1997. Each director attended all of the Board of Directors meetings in 1997.

          Compensation and Stock Option Committee

               Messrs. Ponce, Ferri, Weinberger and Ms. Brock serve on the Compensation and Stock Option Committee, with Mr. Ponce serving as Chairman. The Compensation and Stock Option Committee met three (3) times in fiscal 1997. Each member attended all of the meetings.

Item 10.    Directors and Executive Officers of the Registrant  (continued)


          Reports Pursuant to Section 16(a) of the Securities and Exchange Act of 1934

               The Company's officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16a-3(e), in 1997 no officer or director failed to file any such report on a timely basis except Mr. Hansen. Fred H. Hansen filed one late Form 4 report relating to one purchase transaction.

Item 11.    Management Remuneration and Transactions

            SUMMARY COMPENSATION TABLE

               The following table summarizes the compensation paid or accrued for each of the three fiscal years in the period ended December 31, 1997 for the Company's chief executive officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for any fiscal year, (the "Named Executive Officers").

                                          Annual Compensation
                                                               Long-Term
                                                           Other   Compensation
                                                          Annual    Restricted
                 Name and                                 Compen-      Stock
            Principal Position    Year  Salary  Bonus(1)  sation(2)   Awards(3)
            Howard L. Ehler Jr.   1997 $100,000  $40,000     -        $18,750
             Principal Executive  1996 $ 98,555   32,000     -          3,500
             Officer, Executive   1995 $ 95,685   15,000     -            -
             Vice President and
             Secretary

            Fred H. Hansen        1997 $117,601  $85,000     -        $41,667
             President, Premix    1996   37,000   10,000  $15,000        -
             and Acrocrete        1995     -        -        -           -


    (1) Bonuses shown were earned in the year indicated even though actually paid in a subsequent year.

    (2) Except as indicated, none of the named individuals above have received personal benefits or perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in the above table. Mr. Hansen's Other Annual Compensation in 1996 included $15,000 in moving and relocation expenses. Mr. Hansen's employment began September 2, 1996 at an annual salary of $117,601.

    (3) The restricted stock included in the table in 1997 represents the market value of the entire stock award on the date of grant pursuant to the terms of the Company's Restricted Stock Plan, even though no shares were vested as of such date. As of December 31, 1997, based on the average of the bid and asked market price of the Company's Common Stock on that date of $.42, Mr. Ehler held 75,000 shares of restricted stock valued at $31,500, and Mr. Hansen held 166,667 shares of restricted stock valued at $70,000. The values indicated are not necessarily indicative of the actual values which may be realized by the Named Executive Officers. Mr. Ehler's restricted stock is schedule to vest at the rate of 25,000 shares per year over a three year period ending December 31, 1999. Mr. Hansen's restricted stock is scheduled to vest as follows: 33,333 shares in 1997, 66,667 shares in 1998, 33,333 shares in 1999, and 33,334 shares in 2000. The restricted stock becomes vested when and if Plan vesting requirements are attained. Dividends are paid on the restricted stock at he same time and same rate as paid to all Common Stockholders and such shares may be voted.


          Compensation Agreements

          The Company is party to a one year renewable employment agreement, (the "Employment Agreement") with Howard L. Ehler, Jr. (the "Executive"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current base salary of $120,000. The Employment Agreement provides for automatic renewal for additional one year periods on July 1st of each year, unless the Company or Executive notifies the other party of such party's intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Compensation Committee.

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

          In addition, Mr. Ehler was issued 75,000 shares of Common Stock of the Company on July 30, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8)(a) Common Stock.

          During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hansen presently receives an annual base salary of $150,000 and a bonus based upon earnings performance of the subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of Common Stock of the Company in February 1997. In addition, Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note(8)(a) Common Stock". Also, Mr. Hansen received a moving allowance of $15,000 in 1996 and is entitled, at his election, to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance.


            Aggregated Option Exercises in Year Ended December 31, 1997

          The following table sets forth certain aggregated option information for each of the Named Executive Officers in the Summary Compensation Table for the fiscal year ended December 31, 1997.

                                   Number of Shares                 Value
          Name                   Acquired on Exercise             Realized (1)

          Howard L. Ehler, Jr.           83,500                     $12,525
          Fred H. Hansen                   -                           -

      (1) Represents the difference between the option exercise price and the closing market price of the Company's Common Stock on the date of exercise.

            Director Compensation

            During the year ended December 31, 1997, each director received an annual retainer of $6,000, payable in quarterly installments. Effective June 1, 1994 and January 1, 1995, the Company entered into separate consulting agreements with Messrs. Ferri and Weinberger, and Ms. Brock, respectively, to provide various management consulting services to the Company. Each Agreement provides for monthly fees of $833 and may be terminated upon 60 days notice by either party.

          In May 29, 1997, each director received 35,000 shares of the Company's common stock. The average of the bid and asked market price on said date was $.25 per share. Commencing September 1994 Mr. Ponce was provided the use of a Company car at a cost of approximately $600 per month.


            Compensation Committee Interlocks and Insider Participation

          During the year ended December 31, 1997, the Compensation and Stock Option Committee consisted of Messrs. Ponce, Ferri, Weinberger and Ms. Brock. None of these directors has been an officer or employee of the Company or its subsidiaries during the last ten years, except Ms. Brock, who was formerly Vice President of Premix and Acrocrete until December 31, 1994. In 1997, the Company paid legal fees to a law firm in which Mr. Ponce is affiliated. See Item 13 "Certain Relationships and Related Transactions." There are no other relationships required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information as of March 2, 1998 with respect to the beneficial ownership of the Company's equity securities by (i) each director or nominee for director of the Company, (ii) each Named Executive Officer, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

                                     Title of        Shares (1)      Percent
                                       Class   Beneficially Owned  of Class (2)
                                    ---------  ------------------  ------------
         Maureen P. Ferri             Common        656,981           10.1%
           7335 Old Elm Drive
           Hialeah, Fl 33015

         Jimmy V. Brabham (3)         Common        332,000            5.1
           412 Rory Street
           Lake Charles, La 70601

         Estate of M.G. Woodward(4)   Preferred      27,000            9.0
           147 Maison Place N.W.
           Atlanta, Ga 30327

         Estate of Latham G. Kays(5)  Preferred      15,275            5.1
           8 Paris Court
           Lake St. Louis, Mo 63367

         Derco Ltd.(6)                Preferred      23,863            8.0
           P.O. Box 1790
           Georgetown Grand Cayman
           Cayman Islands

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)


                                     Title of        Shares (1)      Percent
                                       Class   Beneficially Owned  of Class (2)
                                    ---------  ------------------  ------------
         Lisa M. Brock                Common        271,506(7)         4.2

         Howard L. Ehler, Jr.         Common        253,245(8)         3.9
                                      Preferred       2,000             .3

         Leonard C. Ferri             Common        213,200            3.3

         Fred H. Hansen               Common        220,000(9)         3.4

         S. Daniel Ponce              Common        476,966(10)        7.2

         Morton L. Weinberger         Common        174,210            2.7

         All directors and officers
           as a group (7 persons)     Common      1,612,745(11)       24.1
                                      Preferred       2,000             .3




   (1) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

   (2) The percent of class for preferred stockholders is based on 300,121 shares of preferred stock outstanding. The percent of class for common stockholders is based upon 6,483,961 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

   (3) Based on the Company's stockholder list at March 2, 1998. To the Company's knowledge, no Schedule 13D has been filed with the Securities and Exchange Commission.

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

   (7) Includes 50,000 shares of common stock issuable upon exercise of warrants.

   (8) Includes 50,000 shares of restricted common stock subject to vesting requirements.

   (9) Includes 133,334 shares of restricted common stock subject to vesting requirements.

  (10) Includes 150,000 shares of common stock issuable upon exercise of warrants.

  (11) Includes 200,000 shares of common stock issuable upon the exercise of warrants.


Item 13.    Certain Relationships and Related Transactions

               The law firm of Hanzman, Criden, Korge, Chaykin, Ponce & Heise, P.A. in which Mr. Ponce, the Company's Chairman of the Board, is a named partner, currently serves as general counsel to the Company. In addition, the law firm represents the Company in certain asbestos litigation. Approximately 93% of the fees incurred in the asbestos litigation are paid directly by the insurance companies.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form_8-K

          (a)  The following documents are filed as part of this report:

          1.  Financial Statements:                                      Page

              Imperial Industries, Inc. and Subsidiaries:

               Report of Independent Certified Public Accountant           17

               Consolidated Balance Sheets - December 31, 1997 and 1996    18

               Consolidated Statements of Operations - Years Ended
                December 31, 1997, 1996 and 1995.                          20

               Consolidated Statement of Changes of Common Stock and
                Other Stockholders' Deficit -  Three Years Ended
                December 31, 1997.                                         21

               Consolidated Statements of Cash Flows -
                Years ended December 31, 1997, 1996 and 1995               22

               Notes to Consolidated Financial Statements                  23

          2.  Financial Statement Schedules:

              II - Valuation and Qualifying Accounts and Reserves          50

          3.  Exhibits

              Incorporated by reference to the Exhibit Index at the
              end of this Report.                                          51

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

   10.4 1979 Non-Qualified Stock Option Plan (Registrant Statement No. 2-69479, Exhibit 1.D).

   10.5 1984 Stock Option Plan (Form 10-K, year ended December 31, 1984, File No. 1-7190, Exhibit 10.5)

                                 EXHIBIT INDEX

Exhibit No.                       Description


   10.8 Agreement dated as of May 16, 1989, between the Company and four insurance companies, relating to the defense and indemnity of asbestos related personal injury claims against Premix. (Form 10-Q, quarter ended September 30, 1989, File No. 1-7190, Exhibit 10)


   10.12 Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)


  *11       Statement recomputation of earnings per share.

  *21       Subsidiaries of the Company

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMPERIAL INDUSTRIES, INC.



March 27, 1998              By: S/S Howard L. Ehler, Jr.
                                -----------------------------------------------
                                Howard L. Ehler, Jr., Executive Vice President/
                                       Principal Executive Officer


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



S/S S. Daniel Ponce         Chairman of the Board of      March 27, 1998
--------------------
S. Daniel Ponce                   Directors


S/S Lisa M. Brock                 Director                March 27, 1998
--------------------
Lisa M. Brock


S/S Leonard C. Ferri              Director                March 27, 1998
--------------------
Leonard C. Ferri



S/S Morton L. Weinberger         Director                 March 27, 1998
--------------------------
Morton L. Weinberger


S/S Fred H. Hansen           President, Premix            March 27, 1998
--------------------
Fred H. Hansen                  and Acrocrete


S/S Howard L. Ehler, Jr.   Executive Vice President,      March 27, 1998
-------------------------
Howard L. Ehler, Jr.          Secretary, Principal
                              Executive Officer and
                             Chief Financial Officer

S/S Betty J. Murchison       Assistant Vice President     March 27, 1998
-------------------------
Betty J. Murchison           and Principal Accounting
                                  Officer

                                IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts and Reserves Years ended December 31, 1997, 1996 and 1995


                                                        Charged     Charged
                                             Balance    to cost    to other                  Balance at
                                           beginning      and      accounts-    Deductions-    end of
       Description                         of period    expenses   describe      describe      period


Year ended December 31, 1997:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $145,000    $126,000   $   -       $ 95,000(A)   $176,000

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

                                                                   Exhibit 11


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                  Statement Recomputation of Per Share Earnings



   Calculation of (loss) income per share for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                          1997           1996           1995

Income before income taxes             $  892,000    $ 274,000       $ 122,000

Income tax benefit (expense):
  Current                                 (47,000)        -               -
  Deferred                                800,000         -               -
                                       -----------   -----------     -----------
                                          753,000         -               -
                                       -----------   -----------     -----------

Net income                              1,645,000      274,000         122,000

Less:  dividends on redeemable
 preferred stock, $1.10 cumulative
 convertible series                     *(330,000)   *(330,000)      *(330,000)
                                       -----------   ----------      ----------

     Net income (loss) applicable
       to common stockholders          $1,315,000     $(56,000)      $(208,000)
                                       ===========   ==========      ==========


Basic earnings (loss) per
 common share                                $.22        $(.01)          $(.04)
                                       ===========   ==========      ==========

Diluted earnings (loss) per
 common share                                $.21        $(.01)          $(.04)
                                       ===========   ==========      ==========




 * Includes $330,000, of cumulative dividends not declared for each of the years ended December 31, 1997, 1996 and 1995.

                                                               Exhibit 21



                             IMPERIAL INDUSTRIES, INC.

                          Subsidiaries of the Registrant

                                 December 31, 1997




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