Form 10-Q
period 1998-03-31
IMPERIAL INDUSTRIES INC
filed 1998-05-13
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                              --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    -------------------

Commission file number                   1-7190
                      --------------------------------------------------------

                          IMPERIAL INDUSTRIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         Delaware                                   59-0967727
---------------------------------               --------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

        3009 Northwest 75th Avenue, Miami, Florida  33122-1439
        ------------------------------------------  -----------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (305) 477-7000
                                                   --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES __X__   NO _____

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of May 4, 1998: 6,507,961

     Total number of pages contained in this document:  23

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.

Part I.   Financial Information

          Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                         3-4


          Consolidated Statements of Operations
           Three Months Ended March 31, 1998 and 1997                     5


          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1998 and 1997                   6-7


          Notes to Consolidated Financial Statements                   8-17


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     18-21



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     22


          Item 3.  Default Upon Senior Securities                        22


          Item 6.  Exhibits and Reports on Form 8-K                      22

          Signatures                                                     23

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                 March 31,         December 31,
   Assets                                          1998                1997
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  582,000         $  552,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $194,000 in 1998 and $176,000 in 1997)        2,118,000          1,534,000
  Inventories                                    1,434,000          1,204,000
  Deferred taxes                                   252,000            350,000
  Other current assets                             305,000             60,000
                                                -----------        -----------
     Total current assets                        4,691,000          3,700,000

Property, plant and equipment, at cost           3,207,000          2,974,000
 Less accumulated depreciation                  (2,068,000)        (2,100,000)
                                                -----------        -----------
     Net property, plant and equipment           1,139,000            874,000

Deferred taxes                                     450,000            450,000

Other assets                                        99,000            104,000
                                                -----------        -----------
                                                $6,379,000         $5,128,000
                                                ===========        ===========

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                 March 31,         December 31,
                                                   1998                1997
                                                (Unaudited)

   Liabilities and Common Stock and other Stockholders' Deficit
Current liabilities:
  Notes payable                                 $1,135,000         $  778,000
  Current portion of long-term debt                170,000            130,000
  Accounts payable                               1,072,000            580,000
  Accrued expenses and other liabilities           254,000            217,000
                                                -----------        -----------
     Total current liabilities                   2,631,000          1,705,000

Long-term debt, less current maturities            961,000            819,000

Preferred dividends in arrears                   4,127,000          4,044,000

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000          3,001,000

Commitments and contingencies                         -                  -

Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 6,483,961 and
  6,483,961 issued, respectively                   663,000            663,000
 Additional paid-in-capital                      7,260,000          7,260,000
 Accumulated deficit                           (11,936,000)       (12,036,000)
                                                -----------        -----------
                                                (4,013,000)        (4,113,000)
 Less cost of shares in treasury (147,863
  shares in 1998 and 1997)                        (328,000)          (328,000)
     Total common stock and other
       stockholders' deficit                    (4,341,000)        (4,441,000)
                                                -----------        -----------
                                                $6,379,000         $5,128,000
                                                ===========        ===========















          See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                       Three Months Ended
                                                           March 31,

                                                       1998           1997

Net sales                                           $4,111,000     $3,703,000

Cost of sales                                        2,791,000      2,576,000
                                                    -----------    -----------
     Gross profit                                    1,320,000      1,127,000

Selling, general and
 administrative expenses                             1,046,000        918,000
                                                    -----------    -----------
     Operating income                                  274,000        209,000

Other income (expense):
   Interest expense                                    (64,000)       (80,000)
   Miscellaneous income                                 71,000         10,000
                                                    -----------    -----------
                                                         7,000        (70,000)
                                                    -----------    -----------
      Income before income taxes                       281,000        139,000

Income tax expense                                     (98,000)          -
                                                    -----------    -----------
Net income                                             183,000        139,000

Less: Dividends on redeemable
        preferred stock                                (83,000)       (83,000)
                                                    -----------    -----------

      Net income applicable to common
       stockholders                                 $  100,000     $   56,000
                                                    ===========    ===========

Basic earnings per common share                        $ .02          $ .01
                                                    ===========    ===========

Diluted earnings per common share                      $ .02          $ .01
                                                    ===========    ===========










           See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                          Three Months Ended
                                                               March 31,
                                                        1998           1997
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                       $ 183,000       $139,000

    Adjustments to reconcile net income
    to net cash (used in) provided by:
      Depreciation                                      39,000         35,000
      Amortization                                       5,000          5,000
      Provision for doubtful accounts                   18,000         40,000
      Income tax expense                                98,000           -
      (Gain) loss on disposal of fixed assets           (3,000)         2,000
      Compensation expense - issuance of stock           9,000          6,000

      (Increase) decrease in:
        Accounts receivable                           (602,000)      (453,000)
        Inventory                                     (230,000)        50,000
        Prepaid expenses and other assets             (254,000)      (100,000)

      Increase (decrease) in:
        Accounts payable                               492,000        220,000
        Accrued expenses and other liabilities          37,000         77,000
                                                    -----------    -----------
       Total adjustments to net income                (391,000)      (118,000)
                                                    -----------    -----------
        Net cash (used in) provided by
         operating activities                         (208,000)        21,000
                                                    -----------    -----------
Cash flows from investing activities
    Purchases of property, plant
     and equipment                                    (307,000)       (58,000)
    Proceeds received from sale of
     property and equipment                              6,000          8,000
                                                    -----------    -----------
    Net cash used in investing activities             (301,000)       (50,000)
                                                    -----------    -----------
Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                       357,000        (45,000)
    Proceeds from issuance of long-term debt           226,000           -
    Repayment of long-term debt                        (44,000)       (50,000)
                                                    -----------    -----------
     Net cash provided by (used in)
      financing activities                             539,000        (95,000)
                                                    -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                      30,000       (124,000)

Cash and cash equivalents beginning of period          552,000        455,000
                                                    -----------    -----------
Cash and cash equivalents end of period              $ 582,000       $331,000
                                                    ===========    ===========

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                        Three  Months Ended
                                                             March 31,
                                                       1998           1997
                                                            (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the three months for:
  Interest                                           $62,000         $80,000
                                                    ===========    ===========

Non-cash transactions:
  During the three months ended March 31,
  1998 and 1997, 58,333 (shares vested under
  the Company's Restricted Stock Plan) and
  33,333 shares of Common Stock were
  issued to officers of the Company                  $ 9,000         $ 6,000
                                                    ===========    ===========





























           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements



(1)   Interim Financial Statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(3)   Cash Equivalents

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at March 31, 1998 and December 31, 1997 are short term time deposits of $261,000 and $259,000, respectively.

(4)   Income Tax Policy

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-
(5)   Notes Payable

           Included in notes payable at March 31, 1998, is   $955,000 which
      represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 2% (10-1/2% at May 4, 1998) and expires June 19, 1999, subject to annual renewal. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of termination by April 20th of each year. At March 31, 1998, the line of credit limit available for borrowing aggregated
      $2,000,000, of which   $955,000 had been borrowed.  For the three
      months ended March 31, 1998 and 1997, the maximum borrowings at any month end were $1,070,000 and $1,391,000 respectively. The average month end amount outstanding during the three months ended March 31,
      1998 and 1997 periods were   $935,000 and $1,386,000, respectively.

           Notes payable at March 31, 1998 also includes a $180,000 obligation payable monthly over a 90 day period without interest incurred in connection with the acquisition of assets associated with the purchase of a wholesale distribution location in Tampa, Florida during the first quarter of 1998. (See Note 6).

(6)   Long-Term Debt and Current Installments of Long-Term Debt

           Included in long-term debt at March 31, 1998, are two mortgage loans, collateralized by Premix's real property, in the amounts of $476,000 and $309,000, respectively, less current installments of $44,000. Each loan bears adjustable interest rates. As of May 4, 1998, interest rates on such mortgage loans were 10.5% and 12%, respectively. Premix is under contract to sell the facility collateralized by the $476,000 loan on September 30, 1998 subject to the buyer completing their due diligence prior to May 23, 1998. Upon the sale of the facility, the $476,000 obligation would be satisfied.

           Effective as of February 1, 1998, Acrocrete, Inc. acquired the property, plant, equipment and inventory of a wholesale distribution facility, engaged in the sale of landscape stone and building materials. The total purchase price of the acquisition was approximately $400,000. A portion of the purchase price was financed through a $215,000 mortgage note included in long-term debt at March 31, 1998, collateralized by the facility's real property, less current installments of $58,000. Principal and interest is payable monthly over a four year period. Interest accrues at the rate of 7 1/2% per annum.

            Other long-term debt in the aggregate amount of $131,000, less current installments of $68,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2002.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-


(7)   Income Taxes and Tax Credit Carryforwards

           At March 31, 1998, the deferred tax asset of $702,000 primarily consists of the tax effect of net operating loss carryforwards of $11,300,000 less a valuation allowance of $3,300,000. Net operating losses expire in varying amounts through 2009.

           During 1997, the Company recognized $800,000 of deferred tax assets as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. The remaining deferred tax assets were fully reserved at December 31, 1997. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at March 31, 1998 and December 31, 1997 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the three months ended March 31, 1998, the Company recognized income tax expense of $98,000 representing income before taxes at the statutory rate of 35%.

(8)   Capital Stock

      (a)  Common Stock

                At March 31, 1998, the Company had outstanding 6,483,961 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                In May 1997, 25,400 shares of Common Stock were issued upon the exercise of stock options previously granted under the Company's stock option plans.

                In May 1997, the Company issued an aggregate of 144,000 shares of Common Stock to its Directors and certain employees of the Company as part of their compensation for services rendered.

                In July 1997, the Company's Board of Directors adopted a Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of Common Stock were

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-



(8)   Capital Stock (continued)

      (a)  Common Stock (continued)

           reserved for issuance under the Plan. The Plan is administered by the Company's Compensation Committee. In July 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares vests over a three year period based on certain performance goals set forth in the Plan. An aggregate of 66,667 shares vests over a two year period based on continued employment with the Company by the holder. If the vesting requirements are not met, the restricted shares theretofore issued will be forfeited and thereafter be subject to reallocation under the Plan. Prior to vesting, the holders receive all of the benefits of ownership of the restricted shares, including voting rights, but do not have the right to transfer such unvested shares. Effective January 21, 1998 an aggregate of 58,333 shares had met the Plan's vesting requirements and were released and reissued to two employees.

                In July 1997, the Company issued 25,000 shares of Common Stock to an employee of the Company as part of his employment compensation. In July 1997, an aggregate of 452,100 shares of Common Stock were issued to the Company's Directors and the Executive Vice President of the Company upon the exercise of stock options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $45,210.

                In April 1998, an aggregate of 24,000 shares of Common Stock were issued to employees of the Company upon the exercise of stock options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $2,400.

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

                At March 31, 1998, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-



(8)   Capital Stock (continued)

      (b) Preferred Stock - $1.10 Cumulative Convertible Series  (continued)

           to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is currently convertible into 1.149 shares of Common Stock. The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

                The Company has omitted dividends on its Preferred Stock for the three months ended March 31, 1998 in the amount of $83,000 and for each quarter since the fourth quarter of 1985 aggregating $4,127,000 through March 31, 1998. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through March 31, 1998, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-

(8)   Capital Stock (continued)

      (c)  Warrants

              At March 31, 1998, the Company had the following outstanding series of warrants:

           (i) 1,316,999 warrants issued in the Company's public offering in 1983. Each warrant entitles the holder to purchase one share of Common Stock at $4.80 per share until April 30, 1998. Subsequently, such warrants expired.

           (ii) 200,000 warrants. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share. In June 1997 the Company extended the expiration date to June 29, 2000 from June 28, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

      (d)  Stock Options

              At March 31, 1998, 24,000 shares of Common Stock were reserved for issuance pursuant to stock options granted under the Company's stock option plans. The exercise price of all such options was $.10 per share. In April 1998, all such options were exercised. No additional options may be granted under any of the Company's stock option plans.

(9)  Earning Per Common Share

           The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128) which requires that dual presentation of basic and diluted earnings per share for the years ending after December 15, 1997. Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends accumulated during the year ("net income applicable to common stockholders"), by the weighted average number of shares of common stock outstanding each year. Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. In accordance with the provision of FAS 128, the Company has retroactively restated earnings per common share.

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

                 IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(10)  Commitments and Contingencies (continued)

      Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. Since that date, the Company has not been named a defendant in any lawsuits which allege injuries due asbestos exposure.

          The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement has been extended until May 15, 1999 and is subject to cancellation upon sixty days notice by any party.

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

           Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involved claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims related to the use of synthetic stucco in the construction of such homes which was allegedly manufactured by Acrocrete. The lawsuit alleged negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs alleged that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses. In October 1997, the plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-



(10)  Commitments and Contingencies  (continued)

      Plaintiff's settlement with the general contractor defendant.

            On October 17, 1997, Acrocrete was named a co-defendant in a lawsuit captioned "M/I Schottenstein Homes, Inc. vs. Acrocrete, Inc. et al filed in Wake County, North Carolina. The lawsuit involves claims by owners of 52 homes constructed by M/I Schottenstein Homes, Inc., the general contractor, that the use of synthetic stucco in the system of construction of the exterior finish of their homes, allegedly manufactured by Acrocrete, caused moisture intrusion damages. Eight of the homeowners were the parties to the previously described lawsuit filed against Acrocrete. As part of its settlement with the homeowner, M/I Homes received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers which might be responsible for any damages pertaining to the alleged defects. The lawsuit against Acrocrete and the other parties alleges negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requests punitive damages.

            Acrocrete believes it has meritorious defenses against the claims, as well as a counterclaim against the general contractor and installer of the product. The Company's insurance carriers has accepted coverage and are providing defense under a reservation of rights. Acrocrete is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of this lawsuit.

            In addition, Acrocrete has been named in nine similar lawsuits filed against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

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

      (b)   The Company pays aggregate monthly rent of approximately $9,300
      for three of its operating facilities.   The leases expire at  various

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-



(10)  Commitments and Contingencies  (continued)

      dates ranging from December 31, 1998 to April 30, 2000. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

            In addition, the Company leases one automobile under an agreement which provides for a minimum monthly payment of approximately $800 through June 2001.

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

            In addition, Mr. Ehler was issued 75,000 shares of Common Stock

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-



(10)  Commitments and Contingencies  (continued)

      of the Company on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8) (a) Common Stock".

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hanson presently receives an annual base salary of $150,000 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of common stock in February 1997. In addition. Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8) (a) Common Stock". Also Mr Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance.

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


(12)  Subsequent Event

            In April 1998, the Company entered into a lease agreement for approximately 20,400 square feet of warehouse and office space in a building to be constructed in Kennesaw, Georgia. The lease, scheduled to commence upon the Company's occupancy on October 1, 1998 and expire on September 30, 2005, provides for initial rental payments of $6,715, with escalation in monthly rent on each annual anniversary date of the lease. The lease contains a renewal option for five years.

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

            Results of Operations

            Three Months Ended March 31, 1998 Compared to 1997

                 Net sales for the three months ended March 31, 1998 increased
            $408,000, or approximately 11%, compared to the same period in 1997. The sales of landscape stone products derived from the Company's new distribution outlet in Tampa, Florida, acquired effective February 1, 1998, accounted for approximately $235,000 of the increase in sales.

                 Gross profit as a percentage of net sales for the first
            quarter of 1998 was approximately 32%, compared to 30% in the first quarter of 1997. The increase in gross profit margins was due to savings realized from raw material purchases, modifications made to the Company's manufacturing process to gain greater production efficiency, and cost reduction programs implemented in 1996 which continue to focus on manufacturing processes for opportunities to reduce cost.

                 Selling, general and administrative expenses as a percentage of net sales for the first quarter of 1998 was approximately 25%, the same as for the comparable period last year. However, selling, general and administrative expenses increased $128,000, or approximately 14% in 1998 compared to 1997. The increase in expenses was primarily due to additional sales expenses associated with servicing the increased volume of business and costs related to the Company's new distribution facility in Tampa, Florida which was acquired effective February 1, 1998.

                 Miscellaneous income for the three months ended March 31, 1998 includes $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Results of Operations (continued)

            Three Months Ended March 31, 1998 Compared to 1997 (continued)

            costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities.

                 In the three months ended March 31, 1998, the Company
            recognized income tax expense of $98,000 representing income before taxes at the statutory rate of 35%.

                 As a result of  the above  factors and after  giving effect to preferred stock dividends accrued, but not paid, the Company derived net income applicable to common stockholders of $100,000, or $.02 per share in 1998, compared to net income of $56,000, or $.01 per share, in 1997. Net income applicable to common stockholders includes charges of $83,000 in the 1998 and 1997 first quarter periods for unpaid cumulative dividends on preferred stock.


            Liquidity and Capital Resources

                 At March 31, 1998, the Company had working capital of
            approximately $2,060,000 compared to working capital of $1,995,000 at December 31, 1997. As of March 31, 1998, the Company had cash and cash equivalents of $582,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $2,000,000 line of credit with a commercial lender scheduled to expire on June 19, 1999. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of nonextension 60 days prior to the expiration date. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 1998, $955,000 had been borrowed against $2,000,000 in available lines of credit limits.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution outlets. The Company presently owns and operated three warehouse distribution outlets.

                 The Company's common stockholders' deficit of $4,341,000 at

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

            Liquidity and Capital Resources  (continued)

            March 31, 1998, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, the development and sale of new products, reductions in raw material costs and changes to manufacturing processes to gain greater production efficiency. In 1998, these actions enabled the Company to derive income before taxes and the application of unpaid dividends on the redeemable preferred stock in 1998 of $281,000 compared to income of $139,000 in the same three month period in 1997.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $4,127,000 of dividends in arrears on the preferred stock as of March 31, 1998. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 On March 6, 1998, the Company entered into an agreement with an investment banker to provide advisory services to the Company in connection with the development of a plan to satisfy the Company's Redeemable Preferred Stock dividend arrearage and mandatory sinking fund requirements. The investment banker received cash consideration $25,000 and is entitled to receive additional consideration based upon the success of the plan.

                 Effective February 1, 1998, Acrocrete, Inc. acquired the
            property, plant, equipment and inventory of a wholesale distribution facility engaged in the sale of landscape stone and building materials. The total purchase price was approximately $400,000. A portion of the purchase price was financed through the issuance of a $215,000 mortgage note payable monthly over four years, with interest at the rate of 7 1/2% per annum. In addition, Acrocrete incurred a $180,000 obligation payable monthly over a 90 day period without interest in connection with the acquisition.

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

            Liquidity and Capital Resources  (continued)

            operations to more closely mirror market geographic demands. Other projects planned in 1998 are aimed at relocating and expanding the Company's manufacturing facility in Atlanta, Georgia, and the proposed sale and relocation of the Company's manufacturing / distribution facility in Miami to a leased location in Broward County. The Company expects to complete the above cost reduction projects in 1998 from cash on hand, or borrowings under its line of credit, and will continue to focus on the efficient utilization of its resources in its efforts to accomplish further cost reductions.

                 In the first quarter of 1998, the Company entered into a
            contract for the sale of its Miami facility providing for a closing September 30, 1998. The buyer has until May 23, 1998 to complete their due diligence and determine if they desire to proceed with the purchase of the property and deposit $100,000 in escrow. In April 1998, the Company entered into a lease agreement for a new 20,400 square foot facility in Kennesaw, Georgia. See "Note 12 Subsequent Event".

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information



Item 1.     Legal Proceedings

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 3.     Default Upon Senior Securities

                 The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of March 31, 1998, the Company has omitted dividends aggregating $4,127,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

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

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                      ---------------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /S/ Betty Jean Murchison
                                       --------------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


May 12, 1998