Form 10-Q
period 1998-06-30
IMPERIAL INDUSTRIES INC
filed 1998-08-14
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                                  ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to ______________________

Commission file number    1-7190
                          ------------------------------------------------------

                           IMPERIAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                              59-0967727
--------------------------------------------------------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

              3009 Northwest 75th Avenue, Miami, Florida 33122-1439
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (305) 477-7000
                                                       -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of August 3, 1998: 6,607,961

     Total number of pages contained in this document:  23

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

          Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                            3


          Consolidated Statements of Operations
           Six Months Ended June 30, 1998 and 1997                        4


          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997                      5-6


          Notes to Consolidated Financial Statements                   7-17


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     18-21



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     22


          Item 3.  Default Upon Senior Securities                        22


          Item 6.  Exhibits and Reports on Form 8-K                      22

          Signatures                                                     23

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                  June 30,         December 31,
   Assets                                           1998               1997
   ------                                           ----               ----
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  542,000         $  552,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $209,000 in 1998 and $176,000 in 1997)        2,397,000          1,534,000
  Inventories                                    1,512,000          1,204,000
  Deferred taxes                                   106,000            350,000
  Other current assets                             217,000             60,000
                                              ------------        -----------
     Total current assets                        4,774,000          3,700,000
                                              ------------        -----------

Property, plant and equipment, at cost           3,317,000          2,974,000
 Less accumulated depreciation                  (2,104,000)        (2,100,000)
                                              ------------        -----------
     Net property, plant and equipment           1,213,000            874,000
                                              ------------        -----------

Deferred taxes                                     450,000            450,000
                                              ------------        -----------

Other assets                                       109,000            104,000
                                              ------------        -----------
                                                $6,546,000         $5,128,000
                                              ============        ===========

   Liabilities and Common Stock and other Stockholders' Deficit
   ------------------------------------------------------------

Current liabilities:
  Notes payable                                 $1,017,000         $  778,000
  Current portion of long-term debt                171,000            130,000
  Accounts payable                               1,069,000            580,000
  Accrued expenses and other liabilities           258,000            217,000
                                              ------------        -----------
     Total current liabilities                   2,515,000          1,705,000
                                              ------------        -----------

Long-term debt, less current maturities            948,000            819,000
                                              ------------        -----------

Preferred dividends in arrears                   4,209,000          4,044,000
                                              ------------        -----------

Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000          3,001,000
                                              ------------        -----------

Commitments and contingencies                            -                  -
                                              ------------        -----------

Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 6,607,961 and
  6,483,961 issued, respectively                   666,000            663,000
 Additional paid-in-capital                      7,061,000          7,260,000
 Accumulated deficit                           (11,748,000)       (12,036,000)
                                              ------------        -----------
                                                (4,021,000)        (4,113,000)
 Less cost of shares in treasury (47,863
  shares in 1998 and 147,863 in 1997)             (106,000)          (328,000)
                                              ------------        -----------
     Total common stock and other
       stockholders' deficit                    (4,127,000)        (4,441,000)
                                              ------------        -----------
                                                $6,546,000         $5,128,000
                                              ============        ===========

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                      Six Months Ended              Three Months Ended
                                                          June 30,                       June 30,
                                               ---------------------------      --------------------------
                                                  1998           1997              1998            1997
                                               ----------      -----------      -----------     ----------
Net sales                                      $8,785,000       $8,004,000       $4,674,000     $4,301,000

Cost of sales                                   5,851,000        5,500,000        3,060,000      2,924,000
                                              -----------      -----------      -----------    -----------
     Gross profit                               2,934,000        2,504,000        1,614,000      1,377,000

Selling, general and
 administrative expenses                        2,186,000        1,892,000        1,140,000        974,000
                                              -----------      -----------      -----------    -----------

     Operating income                             748,000          612,000          474,000        403,000
                                              -----------      -----------      -----------    -----------

Other income (expense):
   Interest expense                              (137,000)        (167,000)         (73,000)       (87,000)
   Miscellaneous income (expense)                  86,000           (4,000)          15,000        (14,000)
                                              -----------      -----------      -----------    -----------
                                                  (51,000)        (171,000)         (58,000)      (101,000)
                                              -----------      -----------      -----------    -----------

      Income before income taxes                  697,000          441,000          416,000        302,000

Income tax expense                               (244,000)               -         (146,000)             -
                                              -----------      -----------      -----------    -----------

Net income                                        453,000          441,000          270,000        302,000

Less: Dividends on redeemable
       preferred stock (note 8b)                 (165,000)        (165,000)         (82,000)       (82,000)
                                              -----------      -----------      -----------    -----------

      Net income applicable to
       common stockholders (note 9)              $288,000         $276,000         $188,000       $220,000
                                              ===========      ===========      ===========    ===========

Basic earnings per common share                      $.04             $.05             $.03           $.04
                                              ===========      ===========      ===========    ===========

Weight average common shares                    6,515,519        5,624,347        6,546,730      5,665,040
                                              ===========      ===========      ===========    ===========


Diluted earnings per common share                    $.04             $.05             $.03           $.04
                                              ===========      ===========      ===========    ===========

Weighted average common and potentially
  dilutive shares                               6,679,086        5,960,922        6,708,828      6,047,183
                                              ===========      ===========      ===========    ===========

           See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                            Six Months Ended
                                                                June 30,
                                                     ---------------------------
                                                          1998           1997
                                                     -----------     -----------
                                                               (Unaudited)
Cash flows from operating activities:
    Net income                                        $453,000         $441,000

    Adjustments to reconcile net income
      to net cash provided by:
      Depreciation                                      83,000           71,000
      Amortization                                       9,000           11,000
      Provision for doubtful accounts                   38,000           62,000
      Income tax expense                               244,000                -
      Compensation expense - issuance of stock          32,000           41,000
      (Gain) loss on disposal of property
       and equipment                                    (3,000)           2,000

      (Increase) decrease in:
        Accounts receivable                           (909,000)        (710,000)
        Inventory                                     (308,000)          74,000
        Prepaid expenses and other assets             (171,000)        (103,000)

      Increase (decrease) in:
        Accounts payable                               489,000          136,000
        Accrued expenses and other liabilities          41,000          140,000
                                                     ---------       -----------
       Total adjustments to net income                (455,000)        (276,000)
                                                     ---------       -----------
        Net cash (used in) provided by
         operating activities                           (2,000)         165,000
                                                     ---------       -----------

Cash flows from investing activities
    Purchase of property, plant
     and equipment                                    (432,000)        (114,000)
    Proceeds from disposal of property
     and equipment                                      13,000            8,000
    Proceeds from exercise of stock options              2,000            2,000
                                                     ---------       -----------
      Net cash used in investing activities           (417,000)        (104,000)
                                                     ---------       -----------

Cash flows from financing activities
    Increase (decrease) in notes
     payable banks - net                               239,000          (29,000)
    Proceeds from issuance of long-term debt           275,000                -
    Repayment of long-term debt                       (105,000)         (89,000)
                                                     ---------       -----------
     Net cash provided by financing activities         409,000         (118,000)
                                                     ---------       -----------

Net decrease in cash and cash equivalents              (10,000)         (57,000)
Cash and cash equivalents
 beginning of period                                   552,000          455,000
                                                     ---------       -----------
Cash and cash equivalents end of period               $542,000         $398,000
                                                     =========       ===========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                           Six Months Ended
                                                               June 30,
                                                     -------------------------
                                                       1998             1997
                                                     --------         --------
                                                             (Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the six months for:
  Interest                                           $136,000         $169,000
                                                    =========       ==========
Non-cash transactions:
  During the six months ended June 30, 1998,
  58,333 (shares vested under the Company's
  Restricted Stock Plan) and 124,000 shares of
  Common Stock were issued to directors and
  employees of the Company. For the six months
  ended June 30, 1997, 202,733 shares of Common
  Stock were issued to directors and employees
  of the Company                                      $32,000          $41,000
                                                    =========       ==========






           See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)   Interim Financial Statements
      ----------------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(2)   Revenue Recognition Policy
      --------------------------

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(3)   Cash Equivalents
      ----------------

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at June 30, 1998 and December 31, 1997 are short term time deposits of $262,000 and $259,000, respectively.

(4)   Income Tax Policy
      -----------------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-
(5)   Notes Payable
      -------------

           Included in notes payable at June 30, 1998, is $1,017,000 which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 2% (10-1/2% at August 3, 1998) and expires June 19, 1999, subject to annual renewal. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of termination by April 20th of each year. At June 30, 1998, the line of credit limit available for borrowing aggregated $2,000,000, of which $1,017,000 had been borrowed. For the six months ended June 30, 1998 and 1997, the maximum borrowings at any month end were $1,127,000 and $1,585,000 respectively. The average month end amount outstanding during the six months ended June 30, 1998 and 1997 periods were $1,041,000 and $1,441,000, respectively.


(6)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

           Included in long-term debt at June 30, 1998, are two mortgage loans, collateralized by Premix's real property, in the amounts of $467,000 and $307,000, respectively, less current installments of $44,000. Each loan bears adjustable interest rates. As of August 3, 1998, interest rates on such mortgage loans were 10.5% and 12%, respectively. Premix is under contract to sell the facility collateralized by the $467,000 loan with a closing scheduled on or before September 30, 1998. Upon the sale of the facility, the $476,000 obligation would be satisfied. The closing is subject to certain contingencies.

           Effective as of February 1, 1998, Acrocrete, Inc. acquired the property, plant, equipment and inventory of a wholesale distribution facility, engaged in the sale of landscape stone and building materials. The total purchase price of the acquisition was approximately $400,000. A portion of the purchase price was financed through a $197,000 mortgage note included in long-term debt at June 30, 1998, collateralized by the facility's real property, less current installments of $67,000. Principal and interest is payable monthly over a four year period. Interest accrues at the rate of 7 1/2% per annum.

            Other long-term debt in the aggregate amount of $148,000, less current installments of $60,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2002.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-


(7)   Income Taxes and Tax Credit Carryforwards
      -----------------------------------------

           At June 30, 1998, the deferred tax asset of $556,000 primarily consists of the tax effect of net operating loss carryforwards of $11,300,000 less a valuation allowance of $3,300,000. Net operating losses expire in varying amounts through 2009.

           During 1997, the Company recognized $800,000 of deferred tax assets as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. The remaining deferred tax assets were fully reserved at December 31, 1997. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at June 30, 1998 and December 31, 1997 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the six months ended June 30, 1998, the Company recognized income tax expense of $244,000 representing income before taxes at the statutory rate of 35%.

(8)   Capital Stock
      -------------

      (a)  Common Stock
           ------------

                At June 30, 1998, the Company had outstanding 6,607,961 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                In February 1997, 33,333 shares of Common Stock were issued to the President of Premix and Acrocrete as part of his employment compensation.

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

                In July 1997, the Company's Board of Directors adopted a

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-


(8)   Capital Stock (continued)
      -------------

      (a)  Common Stock (continued)
           ------------

           Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of Common Stock were reserved for issuance under the Plan. The Plan is administered by the Company's Compensation Committee. In July 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares vests over a three year period based on certain performance goals set forth in the Plan. An aggregate of 66,667 shares vests over a two year period based on continued employment with the Company by the holder. If the vesting requirements are not met, the restricted shares theretofore issued will be forfeited and thereafter be subject to reallocation under the Plan. Prior to vesting, the holders receive all of the benefits of ownership of the restricted shares, including voting rights, but do not have the right to transfer such unvested shares. On January 21, 1998 an aggregate of 58,333 shares had met the Plan's vesting requirements and were released and reissued to two employees.

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

                In May 1998, the Company issued from treasury an aggregate of 100,000 shares of Common Stock to its Directors as part of their compensation for services rendered.


      (b)  Preferred Stock - $1.10 Cumulative Convertible Series
           -----------------------------------------------------

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-

(8)   Capital Stock (continued)
      -------------

      (b) Preferred Stock - $1.10 Cumulative Convertible Series  (continued)
          -----------------------------------------------------

                At June 30, 1998, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock are entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock are entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum and is currently convertible into 1.149 shares of Common Stock. The liquidation preference of the Preferred Stock is $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock is callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

                The Company has omitted dividends on its Preferred Stock for the six months ended June 30, 1998 in the amount of $165,000 and for each quarter since the fourth quarter of 1985 aggregating $4,209,000 through June 30, 1998. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through June 30, 1998, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-

(8)    Capital Stock (continued)
       -------------

      (c)  Warrants
           --------

              At June 30, 1998, the Company had 200,000 warrants outstanding. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share. In June 1997 the Company extended the expiration date to June 29, 2000 from June 28, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

      (d)  Stock Options
           -------------

              In April 1998, an aggregate of 24,000 shares of Common Stock were issued to employees pursuant to the exercise of stock options previously granted under the Company's stock option plans. The exercise price of all such options was $.10 per share. All options outstanding under the Company's stock option plans have been exercised. No additional options may be granted under any of the Company's stock option plans.

(9)   Earning Per Common Share
      ------------------------

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

(10)  Commitments and Contingencies
      -----------------------------

      (a) In April 1996, Premix was dismissed as a defendant, to which it had been a party with other unaffiliated companies, in 27 asbestos lawsuits pending in various circuit courts in Alabama and Florida. Such lawsuits sought unspecified damages alleging injuries to persons exposed to products containing asbestos. As of June 30, 1998 Premix is not a defendant and has not been named a defendant in any additional lawsuits which allege injuries due asbestos exposure.

                 IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(10)  Commitments and Contingencies (continued)
      -----------------------------

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

           Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc., Heiner Construction Company and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit involved claims by owners of eight homes in Cary, North Carolina, against the general contractor, a subcontractor, and Acrocrete. The claims related to the use of synthetic stucco in the construction of such homes which was allegedly manufactured by Acrocrete. The lawsuit alleged negligent misrepresentation, breach of warranty, unfair and deceptive trade practices, fraud and negligence due to defective material, and requests punitive damages. The plaintiffs alleged that Acrocrete knew of inherent defects prevalent in synthetic stucco wall systems that permitted water intrusion to cause moisture damage to the interior and wood framing of the houses. In October 1997, the plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the Plaintiff's settlement with the general contractor defendant.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-



(10)  Commitments and Contingencies  (continued)
      -----------------------------

            On October 17, 1997, Acrocrete was named a co-defendant in a lawsuit captioned "M/I Schottenstein Homes, Inc. vs. Acrocrete, Inc. et al filed in Wake County, North Carolina. The lawsuit involves subrogation claims by CNA Insurance on behalf of M/I Schottenstein Homes, Inc. based on the claims of owners of 52 homes constructed by M/I Schottenstein Homes, Inc., the general contractor, that the use of synthetic stucco in the system of construction of the exterior finish of their homes, allegedly manufactured by Acrocrete, caused moisture intrusion damages. Eight of the homeowners were the parties to the previously described lawsuit filed against Acrocrete. As part of its settlement with the homeowner, M/I Homes received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers which might be responsible for any damages pertaining to the alleged defects. The initial Complaint against Acrocrete and the other parties alleged negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requests for punitive damages. On June 29, 1998, the Court ordered the Plaintiff to file fifty-two (52) separate amended complaints relating to the construction of each of the separate houses at issue in the original Complaint.

            While Acrocrete has not yet been provided with the separate amended complaints referred to above, from its review of the original Complaint it believes that it has meritorious defenses against these claims as well as counter-claims against the general contractor and installers of the product. The Company's insurance carrier has accepted coverage and is providing Acrocrete with a defense under a reservation of rights. Acrocrete is unable, at this time, to determine the extent of its exposure or possible outcome of this litigation.

            In addition, Acrocrete has been named a defendant in nine similar lawsuits filed against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

            Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. The Company's insurance carriers have accepted coverage for all nine of the above claims and are providing a defense under a reservation of rights. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

            Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-



(10)  Commitments and Contingencies  (continued)
      -----------------------------

      (b) The Company pays aggregate monthly rent of approximately $9,300 for three of its operating facilities. The leases expire at various dates ranging from December 31, 1998 to April 30, 2000. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

            In April 1998, the Company entered into a lease agreement for approximately 20,400 square feet of warehouse and office space in a building to be constructed in Kennesaw, Georgia. The lease, scheduled to commence upon the Company's occupancy on October 1, 1998 and expire on September 30, 2005, provides for initial monthly rental payments of $6,715, with escalations in monthly rent on each annual anniversary date of the lease. The lease contains a renewal option for five years. The Company terminated the lease at its Atlanta, Georgia facility effective October 31, 1998.

            In June, 1998, the Company entered into a lease agreement for 19,600 square foot facility in Pompano Beach, Florida. The term of the lease will commence September 1, 1998 and expire on August 31, 2008. The lease provides for minimum monthly rental payments of $7,350, with cost of living increases on each anniversary date of the lease.

            In addition, the Company leases one automobile under an agreement which provides for a monthly payment of approximately $800 through June 2001.

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


(10)  Commitments and Contingencies  (continued)
      -----------------------------

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

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hanson presently receives an annual base salary of $150,000 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of common stock in February 1997. In addition. Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8) (a) Common Stock". Also Mr Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance. As part of the employment arrangement, Mr. Hansen agreed not to disclose confidential information and not to compete with the Company during his term of employment and for a one year period following his termination.

      (e) Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. Possible year 2000 problems create a risk for a company in that unforeseen problems in its own computer systems or those of its third party suppliers could have a material impact on a company's ability to conduct its business operations. The purpose of the Company's program is to identify significant year 2000 exposures and to update it computer systems and business operations to deal with those exposures. Any internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000 are not expected to be material to the Company's operating results. The Company believes the software used in its internal operations is 2000 year compliant.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(11)  Stock Based Compensation
      ------------------------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Results of Operations
            -------------------------------------------------------------
            and Financial Condition
            -----------------------

            General
            -------

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

            Results of Operations
            ---------------------

            Six Months Ended June 30, 1998 Compared to 1997
            -----------------------------------------------

                 Net sales for the six months ended June 30, 1998 increased
            $781,000, or approximately 10%, compared to the same period in 1997. For the three months ended June 30, 1998, sales increased $373,000 or approximately 9%, compared to the same quarter in 1997. The sales of landscape stone products through the Company's new distribution outlet in Tampa, Florida, acquired effective February 1, 1998, accounted for approximately $637,000 of the increase in sales for the six months ended June 30, 1998.

                 Gross profit as a percentage of net sales for the six months and second quarter of 1998 was approximately 33% and 35% compared to 31% and 32% in the comparable periods in 1997. The increase in gross profit margins was principally due to savings realized from raw material purchases, modifications made to the Company's manufacturing process to gain greater production efficiency, and cost reduction programs implemented in 1996 which continue to focus on manufacturing processes for opportunities to reduce cost.

                 Selling, general and administrative expenses as a percentage of net sales for the six months and second quarter of 1998 was approximately 25% and 24%, respectively, compared to 24% and 23% for the comparable periods last year. Selling, general and administrative expenses increased $294,000, or approximately 16% for the six months ended June 30, 1998 compared to the same period in 1997. The increase in expenses was primarily due to additional sales expenses associated with servicing the increased volume of business and costs related to the Company's new distribution facility in Tampa, Florida which was acquired effective February 1, 1998 and professional and consulting fees of $60,000 related to preparation of the Company's plan to restructure its capital structure.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Results of Operations (continued)
            ---------------------

            Six months Ended June 30, 1998 Compared to 1997 (continued)
            -----------------------------------------------

                 Miscellaneous income for the six months ended June 30, 1998 includes $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities.

                 For the six months and three months ended June 30, 1998, in accordance with SFAS 109, "Accounting For Income Taxes", the Company is required to recognize income tax expense of $244,000 and $146,000, respectively, representing income before taxes at the statutory rate of 35%. Based on the Company's net operating loss carryforwards, the Company is not expected to pay such taxes on its federal income tax returns. The Company did not recognize income tax expense in the June 30, 1997 comparable periods.

                 As a result of the above factors and after giving effect to preferred stock dividends accrued, but not paid, the Company derived net income applicable to common stockholders of $288,000, or $.04 per share for the six months ended June 30, 1998, compared to net income of $276,000, or $.05 per share, in 1997. Net income applicable to common stockholders includes charges of $165,000in the 1998 and 1997 six month periods for unpaid cumulative dividends on preferred stock.

            Liquidity and Capital Resources
            -------------------------------

                 At June 30, 1998, the Company had working capital of
            approximately $2,259,000 compared to working capital of $1,995,000 at December 31, 1997. As of June 30, 1998, the Company had cash and cash equivalents of $542,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $2,000,000 line of credit with a commercial lender scheduled to expire on June 19, 1999. The line of credit is automatically extended for an additional one year term unless either party gives the other notice of nonextension 60 days prior to the expiration date. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 1998, $1,017,000 had been borrowed against $2,000,000 in available lines of credit limits.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources  (continued)
            -------------------------------

            have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution outlets. The Company presently owns and operates three warehouse distribution outlets.

                 The Company's common stockholders' deficit of $4,127,000 at
            June 30, 1998, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, the development and sale of new products, reductions in raw material costs and changes to manufacturing processes to gain greater production efficiency. For the six months ended June 30, 1998, these actions enabled the Company to derive income before taxes and the application of unpaid dividends on the redeemable preferred stock in 1998 of $697,000 compared to income of $441,000 in the same six month period in 1997.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $4,209,000 of dividends in arrears on the preferred stock as of June 30, 1998. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 On March 6, 1998, the Company entered into an agreement with an investment banker to provide advisory services to the Company in connection with the development of a plan to satisfy the Company's Redeemable Preferred Stock dividend arrearage and mandatory sinking fund requirements. The investment banker has received cash consideration of $37,500 and is entitled to receive additional consideration based upon the success of the plan. The Company expects to submit a proposal involving the Preferred Stock to its stockholders in the fourth quarter of 1998.

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

                 The Company expects other capital expenditures in 1998 for

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources  (continued)
            -------------------------------

            improvements to its equipment and manufacturing facilities to require aggregate cash expenditures of approximately $275,000. In the first quarter of 1998, the Company added approximately 6,000 square feet of warehouse space to its Casselberry, Florida manufacturing facility to consolidate Florida manufacturing operations to more closely mirror geographic market demands. Other projects planned in 1998 are aimed at relocating and expanding the Company's manufacturing facility in Atlanta, Georgia, and the proposed sale and relocation of the Company's manufacturing / distribution facility in Miami to a leased location in Broward County. The Company expects to complete the above cost reduction projects in 1998 from cash on hand, or borrowings under its line of credit, and will continue to focus on the efficient utilization of its resources in its efforts to accomplish further cost reductions.

                 In the first quarter of 1998, the Company entered into a
            contract for the sale of its Miami facility providing for a closing September 30, 1998, subject to certain contingencies. The buyer has deposited $100,000 in escrow. In April 1998, the Company entered into a lease agreement for a new 20,400 square foot facility in Kennesaw, Georgia.


                 In June 1998. the Company entered into a lease agreement for
            19,600 square foot facility in Pompano Beach, Florida. The Pompano Beach facility is intended to replace the Miami facility upon its sale.

                 The Company believes its cash on hand, the anticipated cash receipts from the sale of its Miami, Florida facility and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for the next twelve months to support the cash requirements of its capital expenditure programs.

                 The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) maintain profitable operations; (ii) pay or otherwise satisfy omitted preferred stock dividends and preferred stock redemption requirements; and (iii) resolve current litigation on terms favorable to the Company.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information



Item 1.     Legal Proceedings
            -----------------
                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 3.     Default Upon Senior Securities
            ------------------------------

                 The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of June 30, 1998, the Company has omitted dividends aggregating $4,209,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits
                 --------

                 Exhibit 4.1 Certificate of Designation with respect to the
            Preferred Stock [Incorporated by reference to the Company's registration statement on Form S-2, File No. 1-7190, dated February 22, 1983].

            (b)  Reports on Form 8-K
                 -------------------

                 None

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IMPERIAL INDUSTRIES, INC.


                                   By: /S/  Howard L. Ehler, Jr.
                                       ------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer


                                   By: /S/  Betty Jean Murchison
                                       ------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


August 13, 1998