Form 10-Q
period 1998-09-30
IMPERIAL INDUSTRIES INC
filed 1998-11-13
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 1-7190
                       ------

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

            1259 Northwest 21st Street, Pompano Beach, Florida 22069
--------------------------------------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (954) 917-4114
                                                       --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.10 par value) outstanding as of November 2, 1998: 6,607,961

     Total number of pages contained in this document:  24

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                    Index

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

          Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                      3



          Consolidated Statements of Operations
           Nine Months Ended September 30, 1998 and 1997                 4



          Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997               5-6



          Notes to Consolidated Financial Statements                   7-17


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     18-22



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     23


          Item 3.  Default Upon Senior Securities                        23


          Item 6.  Exhibits and Reports on Form 8-K                      23

          Signatures                                                     24

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                               September 30,       December 31,
   Assets                                         1998                1997
   ------                                         ----                ----
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  559,000         $  552,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $209,000 in 1998 and $176,000 in 1997)        2,670,000          1,534,000
  Inventories                                    1,662,000          1,204,000
  Deferred taxes                                    31,000            350,000
  Other current assets                             125,000             60,000
                                              ------------      -------------
     Total current assets                        5,047,000          3,700,000
                                              ------------      -------------

Property, plant and equipment, at cost           3,410,000          2,974,000
 Less accumulated depreciation                  (2,151,000)        (2,100,000)
                                              ------------      -------------
     Net property, plant and equipment           1,259,000            874,000
                                              ------------      -------------

Deferred taxes                                     450,000            450,000
                                              ------------      -------------

Other assets                                       134,000            104,000
                                              ------------      -------------
                                                $6,890,000         $5,128,000
                                              ============      =============
   Liabilities and Common Stock and
   --------------------------------
     other Stockholders' Deficit
     ---------------------------

Current liabilities:
  Notes payable                                 $1,278,000         $  778,000
  Current portion of long-term debt                152,000            130,000
  Accounts payable                               1,010,000            580,000
  Accrued expenses and other liabilities           297,000            217,000
                                              ------------      -------------
     Total current liabilities                   2,737,000          1,705,000
                                              ------------      -------------
Long-term debt, less current maturities            932,000            819,000
                                              ------------      -------------
Preferred dividends in arrears                   4,292,000          4,044,000
                                              ------------      -------------
Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; 300,121 shares outstanding; at
 $10 per share redemption value                  3,001,000          3,001,000
                                              ------------      -------------
Commitments and contingencies                            -                  -
                                              ------------      -------------
Common stock and other stockholders' deficit:
 Common stock, $.10 par value, authorized
  20,000,000 shares; 6,607,961 and
  6,483,961 issued, respectively                   666,000            663,000
 Additional paid-in-capital                      7,061,000          7,260,000
 Accumulated deficit                           (11,692,000)       (12,036,000)
                                              ------------      -------------
                                                (3,965,000)        (4,113,000)
 Less cost of shares in treasury (47,863
  shares in 1998 and 147,863 in 1997)             (107,000)          (328,000)
                                              ------------      -------------
     Total common stock and other
       stockholders' deficit                    (4,072,000)        (4,441,000)
                                              ------------      -------------
                                                $6,890,000         $5,128,000
                                              ============      =============

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                               Nine Months Ended              Three Months Ended
                                                 September30,                   September 30,
                                          ----------------------------    ----------------------------
                                             1998             1997            1998            1997
                                          -----------      -----------    ------------    ------------
Net sales                                 $ 13,564,000    $ 12,155,000    $  4,779,000    $  4,151,000
Cost of sales                                9,090,000       8,349,000       3,239,000       2,849,000
                                          ------------    ------------    ------------    ------------
     Gross profit                            4,474,000       3,806,000       1,540,000       1,302,000

Selling, general and
 administrative expenses                     3,443,000       2,817,000       1,257,000         925,000
                                          ------------    ------------    ------------    ------------

     Operating income                        1,031,000         989,000         283,000         377,000
                                          ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                           (206,000)       (257,000)        (69,000)        (90,000)
   Miscellaneous income (expense)              110,000         (12,000)         24,000          (8,000)
                                          ------------    ------------    ------------    ------------
                                               (96,000)       (269,000)        (45,000)        (98,000)
                                          ------------    ------------    ------------    ------------

      Income before income taxes               935,000         720,000         238,000         279,000

Income tax expense                            (343,000)             --         (99,000)             --
                                          ------------    ------------    ------------    ------------

Net income                                     592,000         720,000         139,000         279,000

Less: Dividends on redeemable
       preferred stock (note 8b)              (248,000)       (248,000)        (83,000)        (83,000)
                                          ------------    ------------    ------------    ------------

      Net income (loss) applicable to
       common stockholders (note 9)       $    344,000    $    472,000    $     56,000    $    196,000
                                          ============    ============    ============    ============

Basic earnings per common share           $        .05    $        .08    $        .01    $        .03
                                          ============    ============    ============    ============

Weighted average common shares               6,546,672       5,825,278       6,607,961       6,220,589
                                          ============    ============    ============    ============

Diluted earnings per share                $        .05    $        .08    $        .01    $        .03
                                          ============    ============    ============    ============

Weighted average common and potentially
 dilutive shares                             6,714,952       6,138.986       6,750,818       6,496,073
                                          ============    ============    ============    ============

           See accompanying notes to consolidated financial statement.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) In Cash and Cash Equivalents

                                                         Nine Months Ended
                                                            September30,
                                                    ---------------------------
                                                       1998             1997
                                                    ----------      -----------
                                                            (Unaudited)
Cash flows from operating activities:
    Net income                                        $592,000         $720,000
                                                    ----------      -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                     130,000          110,000
      Amortization                                      14,000           17,000
      Provision for doubtful accounts                   58,000           76,000
      Income tax expense                               319,000                -
      Compensation expense - issuance of stock          32,000           41,000
      (Gain) loss on disposal of property
       and equipment                                    (3,000)           2,000

      (Increase) decrease in:
        Accounts receivable                         (1,194,000)        (716,000)
        Inventory                                     (458,000)          39,000
        Prepaid expenses and other assets             (119,000)        (113,000)

      Increase (decrease) in:
        Accounts payable                               430,000           18,000
        Accrued expenses and other liabilities          80,000          129,000
                                                    ----------      -----------
       Total adjustments to net income                (711,000)        (397,000)
                                                    ----------      -----------
        Net cash (used in) provided by
         operating activities                         (119,000)         323,000
                                                    ----------      -----------

Cash flows from investing activities
    Purchase of property, plant
     and equipment                                    (525,000)        (215,000)
    Proceeds from disposal of property
     and equipment                                      13,000            8,000
    Proceeds from exercise of stock options              2,000           48,000
                                                    ----------      -----------
      Net cash used in investing activities           (510,000)        (159,000)
                                                    ----------      -----------

Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                       500,000          (36,000)
    Proceeds from issuance of long-term debt           289,000                -
    Repayment of long-term debt                       (153,000)         (70,000)
                                                    ----------      -----------
     Net cash provided by (used in)
      financing activities                             636,000         (106,000)
                                                    ----------      -----------

Net increase in cash and cash equivalents                7,000           58,000

Cash and cash equivalents
 beginning of period                                   552,000          455,000
                                                    ----------      -----------

Cash and cash equivalents end of period               $559,000         $513,000
                                                    ==========      ===========

           See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                          Nine Months Ended
                                                            September, 30
                                                       ---------------------
                                                       1998             1997
                                                       ----             ----
                                                            (Unaudited)

Supplemental disclosure
  of cash flow information:

Cash paid during the nine months for:
  Interest                                           $211,000         $257,000
                                                     ========         ========
Non-cash transactions:
  During the nine months ended September 30, 1998,
  58,333 (shares vested under the Company's
  Restricted Stock Plan) and 124,000 shares of
  Common Stock were issued to directors and
  employees of the Company.  For the nine months
  ended September 30, 1997, 202,733 shares of
  Common Stock were issued to directors and
  employees of the Company                           $32,000         $41,000
                                                     ========         ========




          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements



(1)   Interim Financial Statements
      ----------------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.
      The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(3)   Cash Equivalents
      ----------------

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at September 30, 1998 and December 31, 1997 are short term time deposits of $265,000 and $259,000, respectively.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-
(5)   Notes Payable
      -------------

           Included in notes payable at September 30, 1998, is   $1,278,000
      which represents the amount outstanding under a $2,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 2% (10-1/4% at November 2, 1998) and expires June 19, 1999, subject to annual renewal. At September 30, 1998, the line of credit limit available for borrowing aggregated $2,000,000, of which $1,278,000 had been borrowed. For the nine months ended September 30, 1998 and 1997, the maximum borrowings at any month end were $1,278,000 and $1,585,000 respectively. The average month end amount outstanding during the nine months ended September 30, 1998 and 1997 periods were $1,020,000 and $1,426,000, respectively.


(6)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

           Included in long-term debt at September 30, 1998, are two mortgage loans, collateralized by Premix's real property, in the amounts of $457,000 and $306,000, respectively, less current installments of $44,000. Premix sold the facility collateralized by the $457,000 loan on October 2, 1998 and satisfied the mortgage loan. The interest rate on the remaining mortgage loan was 10.5%. See Note 12, "Subsequent Events".

           Effective as of February 1, 1998, Acrocrete, Inc. acquired the property, plant, equipment and inventory of a wholesale distribution facility, engaged in the sale of landscape stone and building materials. The total purchase price of the acquisition was approximately $400,000. A portion of the purchase price was financed through a $184,000 mortgage note included in long-term debt at September 30, 1998, collateralized by the facility's real property, less current installments of $54,000. Principal and interest is payable monthly over a four year period. Interest accrues at the rate of 7 1/2% per annum.

            Other long-term debt in the aggregate amount of $137,000, less current installments of $54,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2002.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-


(7)   Income Taxes and Tax Credit Carryforwards
      -----------------------------------------

           At September 30, 1998, the deferred tax asset of $481,000 primarily consists of the tax effect of net operating loss carryforwards of $11,300,000 less a valuation allowance of $3,300,000. Net operating losses expire in varying amounts through 2009.

           During 1997, the Company recognized $800,000 of deferred tax assets as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. The remaining deferred tax assets were fully reserved at December 31, 1997. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at September 30, 1998 and December 31, 1997 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the nine months ended September 30, 1998, the Company recognized income tax expense of $343,000 representing income before taxes at the federal statutory rate of 35%, plus state income tax.

(8)   Capital Stock
      -------------

      (a)  Common Stock
           ------------

                At September 30, 1998, the Company had outstanding 6,607,961 shares (net of Treasury shares) of Common Stock $.10 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

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

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-

(8)   Capital Stock (continued)
      -------------

      (a)  Common Stock (continued)
           ------------

           Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of Common Stock were reserved for issuance under the Plan. The Plan is administered by the Company's Compensation Committee. In July 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares vests over a three year period based on certain performance goals set forth in the Plan. An aggregate of 66,667 shares vests over a two year period based on continued employment with the Company by the holder. If the vesting requirements are not met, the restricted shares theretofore issued will be forfeited and thereafter be subject to reallocation under the Plan. Prior to vesting, the holders receive all of the benefits of ownership of the restricted shares, including voting rights, but do not have the right to transfer such unvested shares. As of September 30, 1998 an aggregate of 58,333 shares had met the Plan's vesting requirements and were released to holders.

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

                At September 30, 1998, the Company had issued and

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

                The Company has omitted dividends on its Preferred Stock for the nine months ended September 30, 1998 in the amount of $248,000 and for each quarter since the fourth quarter of 1985 aggregating $4,292,000 through September 30, 1998. The omission of Preferred Stock dividends is a reduction in net income applicable to common stockholders and have been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock is subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through September 30, 1998, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

                The Company is prohibited from paying any cash dividends on Common Stock and from purchasing or otherwise acquiring for value, any shares of either Preferred or Common Stock, while the Company is in default in the payment of any dividends on the Preferred Stock and the sinking fund requirements are in arrears. See Note 12 "Subsequent Events".

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-

(8)   Capital Stock (continued)
      -------------

      (c)  Warrants
           --------

              At September 30, 1998, the Company had 200,000 warrants outstanding. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share. In June 1997 the Company extended the expiration date of such warrants to June 29, 2000 from June 28, 1997. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

      (d)  Stock Options
           -------------

              In April 1998, an aggregate of 24,000 shares of Common Stock were issued to employees pursuant to the exercise of stock options previously granted under the Company's stock option plans. The exercise price of all such options was $.10 per share. No options remain outstanding under the Company's stock option plans as of September 30, 1998 and all such stock option plans will automatically terminate.

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

(10)  Commitments and Contingencies
      -----------------------------

      (a) Premix has not been a defendant in any asbestos lawsuits since April 1996 when it was dismissed from 27 cases then pending in various circuit courts in Alabama and Florida.

          The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the
      "Agreement") with  certain of its insurance  carriers under which each

                 IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-


(10)  Commitments and Contingencies (continued)
      -----------------------------

      party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement expires on May 15, 1999 and is subject to cancellation upon sixty days notice by any party.

           The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to any asbestos related litigation. Premix would be responsible for the remaining 7%.

           The Company believes, based upon the Agreement with its insurance carriers, and its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case went to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. The Company has not been a party to any such litigation since April 1996. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable at this time to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

           Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al vs. M/I Schottenstein Homes, Inc. ("Schottenstein"), et al., Heiner Construction Company, and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. In October 1997, the plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the plaintiffs settlement with the general contractor defendant, Schottenstein.

           However, in October 1997, Schottenstein filed a lawsuit captioned "M/I Schottenstein Homes v. Acrocrete, et al.", ostensibly seeking indemnity and/or contribution from Acrocrete, and other defendants, for its settlement with the Zabow plaintiffs as well as other homeowners. Specifically, the lawsuit involves claims by owners of 52 homes constructed by Schottenstein, that the use of synthetic stucco in the system construction of the exterior finish of their homes caused moisture intrusion damage. As a part of its settlement with the homeowners, Schottenstein received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers which might be responsible for any damages pertaining to the alleged defects. The lawsuit against Acrocrete and the other parties alleges negligent misrepresentation, breach of warranty, fraud, unfair and deceptive
      trade  practices  and  requests  punitive  damages.   Based  upon  the

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 -continued-


(10)  Commitments and Contingencies  (continued)
      -----------------------------

      allegations, the Court severed this lawsuit into 52 separate actions. Acrocrete's insurance carriers have accepted coverage and are providing a defense under a reservation of rights.

            On October 6, 1998, as a result of mediation Acrocrete, Schottenstein, as well as all codefendants, agreed to settle all pending claims. Acrocrete's counsel has entered into a written mediation settlement agreement with Schottenstein, which requires Acrocrete to pay $102,000 to Schottenstein's insurer CNA. Acrocrete's insurers have agreed to pay this sum, without contribution from Acrocrete, in order to avoid the significant costs associated with litigating these 52 actions, without admitting any liability on the underlying facts.

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

            The allegations of defects in synthetic stucco wall systems are not restricted to Acrocrete products but rather are an industry-wide issue. There has never been any defect proven in any of the legal actions discussed above and the alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

            In response to the alleged defects and in compliance with modified building codes adopted in North Carolina, Acrocrete,, together with many other manufacturers of synthetic stucco wall systems, has developed modified wall systems that allow the drainage of incidental moisture that may enter the wall system. Most manufacturers continue to produce the traditional (i.e., non-synthetic) stucco systems and in commercial construction, estimated to account for more than 50% of product sales, the traditional system is still the product of choice. The alleged defects have occurred only in the residential construction market. To the Company's knowledge, in the commercial market, where methods of construction and quality control are monitored more closely than in the residential market, the alleged drainage problem has never occurred.

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

      (b)   The Company pays aggregate monthly rent of approximately $16.650
      for four  of its current operating facilities.   The leases expire at
      various dates ranging from December 31, 1998 to August 31, 2008. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

            In April 1998, the Company entered into a lease agreement for approximately 20,400 square feet of warehouse and office space in a building to be constructed in Kennesaw, Georgia. The lease, scheduled to commence upon the Company's planned occupancy on October 1, 1998 and expire on September 30, 2005, provides for initial monthly rental payments of $6,715, with escalations in monthly rent on each annual anniversary date of the lease. The lease contains a renewal option for five years. In connection with the planned occupancy and lease of this facility, the Company will terminate the lease at its Atlanta, Georgia facility.

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

(12)  Subsequent Events
      -----------------

      (a) On October 2, 1998, the Company sold its Miami facility for $1,405,000 and received net cash proceeds of $801,000 after satisfaction of the mortgage and payment of commissions and closing costs.

      (b) On November 2, 1998, the Company mailed a Proxy Statement/ Prospectus to Stockholders to consider a vote upon the proposed merger of the Company into Imperial Merger Corp., a newly-formed wholly-owned subsidiary of the Company at a special meeting of Stockholders scheduled for December 17, 1998. Pursuant to the terms of the Merger Agreement, subject to shareholder approval, the Company will merge into the Subsidiary, and (i) each share of the Company's Common Stock will be automatically converted into one share of the Subsidiary's Common Stock and (ii) each share of the Company's Preferred Stock will be converted, at the option of the Preferred Stockholder, into either
      (A) $4.75 in cash and ten shares of the Subsidiary's Common Stock or
      (B) $2.25 in cash and $8.00 principal amount three-year 8% subordinated debenture of the Subsidiary and five shares of the Subsidiary's Common Stock.

           The proposed Merger will require the Company to pay significant out-of-pocket transaction costs, as well as cash consideration to the holders of the Preferred Stock. If all holders of Preferred Stock were to elect to receive $4.75 per share in cash and ten shares of Sub Common, the Company would be required to pay aggregate cash consideration of $1,425,575, in addition to approximately $400,000 in estimated out-of-pocket transaction costs. If all holders of Preferred Stock were to elect to receive $2.25 in cash, an $8.00 principal amount Debenture and five shares of sub Common, the Company would be required to pay aggregate cash consideration of $675,272 plus $400,000 in out of pocket expenses, and would incur aggregate indebtedness of $2,400,968 (and annual interest obligations thereon of approximately $192,000). However, management believes that cash from operations, proceeds from the sale of its Miami facility, together with the strengthening of its balance sheet as a result of the Merger, will provide it with sufficient financial flexibility and liquidity to fund both its ongoing operations and the costs associated with the Merger.

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

            Results of Operations
            ---------------------

            Nine Months and Three Months Ended September 30, 1998 Compared to
            -----------------------------------------------------------------
            1997
            ----

                 Net sales for the nine months ended September 30, 1998
            increased $1,409,000, or approximately 12%, compared to the same period in 1997. For the three months ended September 30, 1998, sales increased $628,000 or approximately 15%, compared to the same quarter in 1997. The sales of landscape stone products through the Company's new distribution outlet in Tampa, Florida, acquired effective February 1, 1998, accounted for approximately $1,054,000 and $417,000 of the increase in sales for the nine months and three months ended September 30, 1998, respectively.

                 Gross profit as a percentage of net sales for the nine months and third quarter of 1998 was approximately 33% and 32% compared to 31% and 31% in the comparable periods in 1997. The increase in gross profit margins was principally due to savings realized from raw material purchases, modifications made to the Company's manufacturing process to gain greater production efficiency, and cost reduction programs implemented in 1996 which continue to focus on manufacturing processes for opportunities to reduce cost.

                 Selling, general and administrative expenses as a percentage of net sales for the nine months and third quarter of 1998 was approximately 25% and 26%, respectively, compared to 23% and 22% for the comparable periods last year. Selling, general and administrative expenses increased $626,000, or approximately 22% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase in expenses was primarily due to additional sales expenses associated with servicing the increased volume of business and costs related to the Company's new distribution facility in Tampa, Florida which was acquired effective February 1, 1998, and professional and consulting fees of

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Results of Operation (continued)
            --------------------
            Nine Months and Three Months Ended September 30, 1998 Compared to
            -----------------------------------------------------------------
            1997 (continued)
            ----

            $178,000 related to preparation of the Company's plan to restructure its capital structure through the proposed merger with Imperial Merger Corp. The Company expects to incur an additional $225,000 of out-of-pocket expenses in the fourth quarter in connection with the proposed merger.

            Miscellaneous income for the nine months ended September 30, 1998 includes $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities.

                 For the nine months and three months ended September 30, 1998, in accordance with SFAS 109, "Accounting For Income Taxes", the Company is required to recognize income tax expense of $319,000 and $75,000, respectively, representing income before taxes at the statutory rate of 35%. Based on the Company's net operating loss carryforwards, the Company is not expected to pay such taxes on its federal income tax returns. The Company did not recognize income tax expense in the September 30, 1997 comparable periods.

                 As a result of  the above  factors and after  giving effect to preferred stock dividends accrued, but not paid, the Company derived net income applicable to common stockholders of $344,000, or $.05 per share for the nine months ended September 30, 1998, compared to net income of $472,000, or $.08 per share, in 1997.
            Net income applicable to common stockholders includes charges of $248,000in the 1998 and 1997 nine month periods for unpaid cumulative dividends on preferred stock.

            Liquidity and Capital Resources
            -------------------------------

                 At September 30, 1998, the Company had working capital of
            approximately $2,310,000 compared to working capital of $1,995,000 at December 31, 1997. As of September 30, 1998, the Company had cash and cash equivalents of $559,000. On October 2, 1998, the Company sold its Miami, Florida facility for $1,405,000 and received net cash proceeds of $801,000, after satisfaction of the mortgage and payment of commissions and closing costs. The Company estimates it will realize an estimated gain of $1,044,000 from the sale of the property.

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



Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources  (continued)
            -------------------------------

            additional one year term unless either party gives the other notice of nonextension 60 days prior to the expiration date. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 1998, $1,278,000 had been borrowed against $2,000,000 in available lines of credit limits.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and sales directly to the end-user (contractors and subcontractors), through Company owned warehouse distribution outlets. The Company presently owns and operates three warehouse distribution outlets. Accounts receivable at September 30, 1998 was $2,670,000 compared to $1,534,000 at December 31, 1997. The increase in receivables of $1,136,000, or approximately 74%, was primarily related to higher seasonal sales levels prevalent during the period preceding September 30, 1998 and to a lesser extent, slower payment practices from certain of the Company's customers.

                 The Company's common stockholders' deficit of $4,072,000 at
            September 30, 1998, resulted primarily from losses incurred in 1987 and prior years, and unpaid cumulative dividends required by the Company's issued and outstanding preferred stock. The Company has attempted to generate net income and adequate cash to support operations by various methods, including the commencement of manufacturing acrylic stucco products, opening warehouse distribution outlets to sell its products directly to the end user, the development and sale of new products, reductions in raw material costs and changes to manufacturing processes to gain greater production efficiency. For the nine months ended September 30, 1998, these actions enabled the Company to derive income before taxes and the application of unpaid dividends on the redeemable preferred stock in 1998 of $934,000 compared to income of $720,000 in the same nine month period in 1997.

                 The Company has omitted payment of cash dividends on its
            preferred stock since the fourth quarter of 1985, and has accrued $4,292,000 of dividends in arrears on the preferred stock as of September 30, 1998. The Company is continuing its efforts to develop a plan to satisfy the preferred stock dividend arrearage and mandatory sinking fund requirements which would be acceptable to its stockholders.

                 On March 6, 1998, the Company entered into an agreement with

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

 Item 2.    Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources  (continued)
            -------------------------------

            an investment banker to provide advisory services to the Company in connection with the development of a plan to satisfy the Company's Redeemable Preferred Stock dividend arrearage and mandatory sinking fund requirements, which resulted in a merger proposal being submitted to the Company's stockholders on December 17, 1998 pursuant to a Proxy Statement/Prospectus dated November 2, 1998. The proposed Merger will require the Company to pay significant out-of-pocket transaction costs, as well as cash consideration to the holders of the Preferred Stock. The out-of-pocket expenditures will be incurred regardless of whether stockholder approval of the Merger is obtained. Through September 30, 1998, the Company has incurred approximately $178,000 in out-of-pocket expenses. Upon stockholder approval of the Merger, if all holders of Preferred Stock were to elect to receive $4.75 per share in cash and ten shares of Sub Common, the Company would be required to pay aggregate cash consideration of $1,425,575, in addition to approximately $400,000 in estimated out-of-pocket transaction costs. If all holders of Preferred Stock were to elect to receive $2.25 in cash, an $8.00 principal amount Debenture and five shares of Sub Common, the Company would be required to pay aggregate cash consideration of $675,272 and would incur aggregate indebtedness of $2,400,968 (and annual interest obligations thereon of approximately $192,100), together with out-of-pocket transaction costs. However, management believes that cash from operations, together with the strengthening of its balance sheet as a result of the Merger, will provide it with sufficient financial flexibility and liquidity to fund both its ongoing operations and the costs associated with the Merger. The investment banker has received cash consideration of $50,000 and is entitled to receive additional consideration based upon the success of the plan.

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

                 The Company expects other capital expenditures in the fourth quarter of 1998 for improvements to its equipment and manufacturing facilities to require aggregate cash expenditures of approximately $125,000. In the first quarter of 1998, the Company added approximately 6,000 square feet of warehouse space to its Casselberry, Florida manufacturing facility to consolidate Florida manufacturing operations to more closely mirror geographic market demands. Other projects planned in 1998 are aimed at relocating and expanding the Company's manufacturing facility in Atlanta, Georgia, and the sale and relocation of the Company's manufacturing /distribution facility in Miami to a leased location in Broward

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources  (continued)
            -------------------------------

            County. The Company expects to complete the above cost reduction projects in 1998 from cash on hand, or borrowings under its line of credit, and will continue to focus on the efficient utilization of its resources in its efforts to accomplish further cost reductions.

                 In April 1998, the Company entered into a lease agreement for a new 20,400 square foot facility in Kennesaw, Georgia, planned for occupancy during the fourth quarter of 1998. In June 1998, the Company entered into a lease agreement for a 19,600 square foot facility in Pompano Beach, Florida to replace the Miami facility sold on October 2, 1998.

                 The Company believes its cash on hand, the cash receipts from the sale of its Miami, Florida facility and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for the next twelve months to complete the merger proposal and support the cash requirements of its capital expenditure programs.

                 The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) maintain profitable operations; (ii) pay or otherwise satisfy omitted preferred stock dividends and preferred stock redemption requirements as provided in the merger proposal; and (iii) resolve current litigation on terms favorable to the Company.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information



Item 1.     Legal Proceedings
            -----------------

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 3.     Default Upon Senior Securities
            ------------------------------

                 The Company has 300,121 shares of $1.10 cumulative convertible preferred stock issued and outstanding. Each share of preferred stock is entitled to cumulative quarterly dividends at the rate of $1.10 per annum. As of September 30, 1998, the Company has omitted dividends aggregating $4,292,000 on its outstanding preferred stock. Also, under the provisions of the sinking fund requirements of the preferred stock, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares of preferred stock on April 1 each year thereafter until fully redeemed. The Company has been unable to satisfy the sinking fund requirements and did not redeem any shares of preferred stock since April 1991. For a more complete description, see Note 8 (b) of Notes to Consolidated Financial Statements.

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

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                       -----------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer

                                   By: /S/ Betty Jean Murchison
                                       -----------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


November 12, 1998