Form 10-K405
period 1998-12-31
IMPERIAL INDUSTRIES INC
filed 1999-03-31
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 1998
                                        OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ________________________

Commission file number                  1-7190
                                        ------

                            IMPERIAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                 65-0854631
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         1259 Northwest 21st Street, Pompano Beach, Florida 33069-1417
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:   (954) 917-4114
                                                           ---------------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
            None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.01 par value
                           -----------------------------
                                 (Title of Class)
                            8% Subordinated Debentures
                            --------------------------
                                 (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.01 par value) on March 10, 1999 is: $2,221,029

      Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 10, 1999: 8,182,571

      Total number of pages contained in this document: 54

                                       PART I

Item 1.     Business
            --------

                 Imperial Industries, Inc., through a merger with its
            predecessor corporation, is a Delaware corporation organized in 1968. The Company's executive offices are located at 1259 Northwest 21st Street, Pompano Beach, Florida 33069 and the telephone number at such offices is (954) 917-4114.

            Merger
            ------

                 On October 12, 1998, the Board of Directors approved a plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger"). The Merger was approved at a special meeting of the Company's Stockholders on December 17, 1998, with the Merger becoming effective December 31, 1998. On the effective date of the Merger, Imperial Merger Corp. changed its name to Imperial Industries, Inc. (hereinafter referred to as (the "Company").

                 Upon consummation of the Merger, each share of common stock outstanding prior to the Merger was automatically converted to one share of common stock of the Company. Each share of preferred stock outstanding prior to the Merger was converted, at the holder's option, into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% subordinated debenture, face value $8.00, and five shares of the Company's common stock. Holders representing 81,100 preferred shares have elected dissenters rights, which, if perfected under Delaware law, would require the Company to pay to the holders the fair value of their stock in cash to be determined by the Delaware Chancery Court.

                 In accordance with the Merger, the Company is presently
            required to issue $984,960 8% Subordinated Debentures, 1,574,610 shares of common stock and pay $732,550 in cash to the former preferred shareholders who have not elected dissenters rights. The Company does not know the amount which would be payable to dissenting holders who ultimately perfect their dissenters rights. Those dissenting stockholders who fail to perfect their dissenters rights under Delaware law would ultimately receive the consideration in Option (b) above. For a more complete description of the Merger, see Note (1a) of Notes to Consolidated Financial statements.

            General
            -------

                 The Company is engaged in the manufacture of building materials for sale to building materials dealers and others located primarily in Florida and Georgia, and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. In addition, the Company has four distribution outlets through which it markets certain of its products directly to end users. The Company's products are used in the construction industry by developers, builders, contractors, and sub-contractors.

                 The Company's business is directly related to the level of activity in the new and renovation construction market in Florida, and to a lesser extent other states in the Southeastern part of the United

            --------

            General (continued)
            -------

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

            Premix
            ------

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

                 Premix accounted for approximately 42%, 49% and 49% of the
            Company's consolidated annual revenues in the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

                 In August 1994, the Company entered into a five year licensing agreement with an unaffiliated company to exclusively manufacture and sell a new roof tile mortar product throughout the State of Florida and foreign countries. The Company has the option to renew the agreement for two additional five year periods. Premix has also entered into agreements to manufacture this product on behalf of selected wholesalers who distribute this product under the wholesalers names through their existing established dealer networks to service the roofing contractor industry. To date, a majority of all roof tile mortar sales have been derived from South Florida. Until 1996, the Company's licensed roof tile mortar product was the only mortar product approved by Miami Dade County, Florida, building authorities for use to adhere all types of cement roof tiles to roofs. In 1997, the Company's roof tile mortar was approved by the Broward and Palm

            --------

            Premix (continued)
            ------

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


            Acrocrete
            ---------

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

                 For the fiscal years ended December 31, 1998, 1997 and 1996,
            Acrocrete's sales accounted for approximately 58%, 51% and 51%, respectively, of the Company's consolidated annual revenues.

            Suppliers
            ---------

                 Premix's raw materials and products are purchased from
            approximately 26 suppliers. While five suppliers account for approximately 52% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

                 Acrocrete's raw materials are purchased from approximately 24 suppliers, of which five account for approximately 59% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

            Marketing and Sales
            -------------------

                 The Company's marketing and sales strategy is to create a
            profit center for the products it manufactures, as well as enlarging its product offering by selling certain complementary products manufactured by other companies that are part of wall system applications. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets

            --------

            Marketing and Sales (continued)
            -------------------

            is targeted at both the end user of the Company's products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end user, and in some instances, to retail customers. A majority of the Company's sales are made directly by the Company to approximately 250 distributors.

                 While the Company's sales are typically to distributors, the
            Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company's products. No one distributor has accounted for 10% or more of total sales during the past three years. The Company believes the loss of any one distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's products generally cause the user to seek a distributor who carries the Company's products. Although the Company primarily markets its products to distributors through Company salesmen, located in the Southeastern United States who promote both Premix and Acrocrete products, direct sales to end users now account for over 34% of total revenues.

                 In April 1994, the Company started a pilot program in Savannah,
            Georgia to sell its Acrocrete products directly to the end user. The Company's products and certain complementary products manufactured by other companies are inventoried and sold from a leased warehouse distribution facility. In January 1995, the Company opened a second distribution facility in Jacksonville, Florida. In May 1995, the Company opened a third distribution facility in Norcross, Georgia. Each leased facility contains between approximately 3,200 to 11,400 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, and to increase profit margins from the sale of the Company's products. The Company sells Acrocrete and complementary products of other manufacturers at such distribution facilities. The Company closed the Savannah Facility at the end of the first quarter of 1997.

                 In February 1998, the Company acquired a facility in Tampa,
            Florida that was engaged primarily in the distribution of landscape stone products. The Company is utilizing this distribution facility in an attempt to gain market share for the sale of its products on the West Coast of Florida. The Company subsequently opened a fourth distribution facility in the third quarter of 1998 in Dallas, Georgia, to provide greater customer service in the Northwest Atlanta area and increase market share. The Company presently is evaluating the feasibility of opening other warehouse distribution facilities.

            Seasonality
            -----------

                 The sale of Premix's and Acrocrete's products in the
            construction market for the Southeastern United States is somewhat seasonal, with a slightly lower rate of sales historically occurring in the period December through February compared to the rest of the year.

            --------

            Competition
            -----------

                 The Company's business is highly competitive. Premix and
            Acrocrete encounter significant competition from local, independent firms, as well as regional and national manufacturers of acrylic, cement and plaster products, most of whom manufacture products similar to those of Premix and Acrocrete. Many of these competitors are larger, more established and better financed than the Company. The Company believes it can compete with the other companies based upon product performance and quality, customer service and prices through maintaining lower overhead costs than larger national companies.

            Environmental Matters
            ---------------------

                 The Company is subject to various federal, state and local environmental laws and regulations in the normal course of its business. Although the Company believes that its manufacture, handling, use, sale and disposal of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company's operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 1999 to comply with existing laws and regulations are also not expected to have a material effect on the Company's financial position, results of operations or liquidity.

                 In 1992, the Company removed its fuel pumps and underground tanks at its facilities in Miami and Casselberry, Florida, rather than upgrade the storage tank systems to comply with more stringent environmental standards which went in effect December 31, 1992. Upon removal of the tanks, test results showed evidence of soil and ground water contamination at each site. The contaminated soil was removed from the properties and the regulatory authorities required the Company to test the groundwater and provide engineering reports to determine what remedial actions, if any, were necessary. In December 1994 and June 1995, the environmental authorities released the Company from having to undertake any additional remedial action to its Casselberry and former Miami, Florida facilities, respectively.

                 Premix was eligible for reimbursement of certain allowable costs associated with the removal of the contamination and engineering studies that were required in connection with the assessment of contamination through an insurance program established by the State of Florida environmental authorities. The Company received $62,000 of such reimbursement in 1998 and does not anticipate receiving any additional amounts in the future.

            Employees
            ---------

                 The Company and its subsidiaries had 86 full time employees as of December 31, 1998. The Company considers its employee relations to be satisfactory. The Company's employees are not subject to any collective bargaining agreement.

Item 2.     Properties
            ----------

                 The Company and its subsidiaries maintain a total of 7
            facilities in Florida and Georgia. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:

                               Approximate  Owned/
            Location           Sq. Footage  Leased    Company Products
            --------           -----------  ------    ----------------
            Pompano Beach, Fl     19,600    Leased    Premix (Manufacturing)
            Casselberry, Fl.      26,000    Owned     Premix (Manufacturing)
            Kennesaw, Ga.         20,400    Leased    Acrocrete (Manufacturing)
            Tampa, Fl.             8,470    Owned     Acrocrete (Distribution)
            Jacksonville, Fl.     11,400    Leased    Acrocrete (Distribution)
            Norcross, Ga.          7,600    Leased    Acrocrete (Distribution)
            Dallas, Ga.            3,200    Leased    Acrocrete (Distribution)

                 The Casselberry facility is encumbered by a first mortgage lien with an outstanding principal balance at December 31, 1998 of $304,000. In June 1998, the Company entered into a lease agreement for the facility in Pompano Beach, Florida for rental payments of $7,350 per month and expires August 31, 2008. The Pompano facility replaced its former manufacturing facility in Miami, Florida. On October 2, 1998, the Company sold its Miami, Florida manufacturing facility for $1,406,000 and received net cash proceeds of $801,000 after satisfaction of the mortgage and payment of commissions and closing costs. The Tampa facility, is encumbered by a first mortgage lien in the amount of $170,000 at December 31, 1998.

                 In December 1998, Acrocrete moved its manufacturing operation to a new facility in Kennesaw, Georgia. The lease on the Kennesaw facility provides for initial monthly rental payments of $6,715, with escalations in monthly rent on each anniversary date. The lease expires September 30, 2005.

                 The facilities located in Norcross, Georgia, and Dallas,
            Georgia and Jacksonville, Florida are utilized for the distribution of Acrocrete's products directly to the end-user (contractor and subcontractor). The lease on the Jacksonville facility expires December 31, 2001, and provides for rental payments of $3,675 per month. Acrocrete leases the Norcross facility at $3,037 per month, through the lease expiration date of April 30, 1999. The lease on the Dallas facility provides for monthly rental payments of $1,270 and expires May 31, 1999. The Company may elect to not renew the lease for the Norcross facility in order to move to a larger facility. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

                 Management believes that the Company's facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs. The Company has recently relocated certain operations to new facilities to consolidate, expand and upgrade it manufacturing capabilities.

Item 3.     Legal Proceedings
            -----------------

                 Premix has not been a defendant in any asbestos lawsuits since
            April 1996 when it was dismissed from 27 cases then pending in various circuit courts in Alabama and Florida.

                 The Company and Premix are parties to an Interim Agreement for
            Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement expires on May 15, 1999, and is subject to cancellation upon sixty days notice by any party.

                 The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to any asbestos related litigation. Premix is responsible for the remaining 7%.

                 The Company believes, based upon the Agreement with its
            insurance carriers, and its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case has gone to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

                 Acrocrete was a co-defendant in a lawsuit captioned "Stephen P.
            Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc. ("Schottenstein"), et al., Heiner Construction Company, and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit against Acrocrete and the other parties alleged negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requests punitive damages. In October 1997, the plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the plaintiff's settlement with the general contractor defendant, Schottenstein.

                 However, in October 1997, Schottenstein filed a lawsuit
            captioned "M/I Schottenstein Homes v. Acrocrete, et al.", ostensibly seeking indemnity and/or contribution from Acrocrete, and other defendants, for its settlement with the Zabow plaintiffs as well as other homeowners. The lawsuit involved claims by owners of 52 homes constructed by Schottenstein, that the use of synthetic stucco in the system construction of the exterior finish of their homes caused moisture intrusion damage, to which Scottenstein received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers. Based upon the allegations, the Court severed this lawsuit into 52 separate actions. Acrocrete's insurance carriers have accepted coverage and

            -----------------

            are providing a defense under a reservation of rights.

                 On October 6, 1998, as a result of mediation, Acrocrete,
            Schottenstein, as well as all codefendants, agreed to settle all pending claims. Acrocrete's insurers paid $102,000 to Schottenstein's insurer, CNA without contribution from Acrocrete, in order to avoid the significant costs associated with litigating these 52 actions. As of March 15, 1999, all 52 of these actions were dismissed with prejudice as a result of stipulations which were executed and filed by all parties.

                 In addition, Acrocrete has been named a defendant in sixteen similar lawsuits filed against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

                 The Company's insurance carriers have accepted coverage for thirteen of the above claims and are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other three recently filed claims. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

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

                 In response to the alleged defects and in compliance with
            modified building codes adopted in North Carolina, Acrocrete, together with many other manufacturers of synthetic stucco wall systems, has developed modified wall systems that allow the drainage of incidental moisture that may enter the wall system. Most manufacturers continue to produce the traditional (i.e., non-synthetic) stucco systems and in commercial construction, estimated to account for more than 50% of product sales, the traditional system is still the product of choice. The alleged defects have occurred only in the residential construction market. To the Company's knowledge, in the commercial market, where methods of construction and quality control are monitored more closely than in the residential market, the alleged drainage problem has never occurred.

                 Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

                 At a Special Meeting of Stockholders held on December 17, 1998, the Company proposed a merger to its stockholders between the Company

Item 4.     Submission of Matters to a Vote of Security Holders  (continued)
            ---------------------------------------------------

            and Imperial Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, providing for the Merger of the Company with and into Imperial Merger Corp., effective December 31, 1998, with Imperial Merger Corp. being the surviving entity. The principal purpose of the Merger was to restructure the Company's capitalization to enhance stockholder value for the holders of the Company's common and preferred Stock by retiring all of the outstanding shares of preferred stock and eliminating the accrued dividends thereon. The Merger required a majority vote of the issued and outstanding shares of common and preferred stock, voting separately as to class, for approval. Pursuant to the terms of the Merger, each share of the Company's Common Stock was to be automatically converted into one share of Imperial Merger Corp. common stock and each share of the Company's preferred stock would be converted, at the option of the Preferred Stockholder, into either (A) $4.75 in cash and ten shares of Imperial Merger Corp. common stock, or (B) $2.25 in cash, an $8.00 principal amount three year 8% subordinated debenture of Imperial Merger Corp., and five shares of Imperial Merger Corp. common stock.

                 The following votes were cast on the Merger:

            Common Stock
            ------------

                  For       Against       Abstain       Broker Non Vote
                  ---       -------       -------       ---------------
               4,379,691    175,493       86,553            None


            Preferred Stock
            ---------------

                  For       Against       Abstain       Broker Non Vote
                  ---       -------       -------       ---------------
                 155,573     68,900        2,825            None


                 The Merger was approved by the stockholders effective December
            31, 1998. Accordingly, the preferred stock was retired and all accumulated accrued dividends were eliminated. Imperial Merger Corp. subsequently changed its name to Imperial Industries, Inc.

                 Preferred Stockholders owning an aggregate of 95,901 shares elected to receive Option (A), while holders of 123,120 shares either elected, or were defaulted to, Option (B) in accordance with the plan of Merger. The holders of the balance of such shares of preferred stock elected dissenters' rights. As a result, the Company is initially required to pay $732,550 in cash, issue $984,960 in face value of debentures and 1,574,610 shares of common stock to its former Preferred Stockholders.

                 Holders of preferred stock electing dissenters' rights will be required to follow the procedures set forth in Section 262 of the Delaware General Corporation Law to perfect their rights. If such procedures are followed, such holders will receive cash payments equal to the fair value of such shares as determined pursuant to
            Section 262.

Item 5.      Market for the Registrant's Common Equity and Related
             -----------------------------------------------------
             Stockholder Matters
             -------------------

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

                            Fiscal, 1997       High         Low
                            ------------       ----         ---

                            First Quarter      $.20          $.08
                            Second Quarter      .28           .20
                            Third Quarter       .45           .20
                            Fourth Quarter      .44           .29

                            Fiscal, 1998       High         Low
                            ------------       ----         ---

                            First Quarter      $.40          $.25
                            Second Quarter      .58           .36
                            Third Quarter       .44           .29
                            Fourth Quarter      .40           .28


                  The Company has not paid any cash dividends on its Common
             Stock since 1980.

                  On March 10, 1999, the Common Stock was held by 2,081
             stockholders of record.

                  As of March 10, 1999, the closing bid and asked prices of the
             Common Stock was $.34 and $.44, respectively.

Item 6.  Selected Financial Data
         -----------------------

            The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 1998:

Statements of Operations Data                         Year Ended December 31,
-----------------------------           --------------------------------------------------
                                           1998     1997       1996       1995      1994
                                           ----     ----       ----       ----      ----
Net sales                               $18,739   $15,774    $13,742     $11,615    $7,996
                                        -------   -------   --------    --------  --------
Cost of sales                            12,823    10,867      9,881       8,239     5,726
                                        -------   -------   --------    --------  --------
Selling, general and administrative
 expenses                                 4,645     3,740      3,313       2,979     2,104
                                        -------   -------   --------    --------  --------
Interest expense                           (272)     (329)      (317)       (282)     (204)
                                        -------   -------   --------    --------  --------
Merger costs                               (456)        -          -           -         -
                                        -------   -------   --------    --------  --------
Miscellaneous income, net                 1,218        54         43           7        23
                                        -------   -------   --------    --------  --------
Income (loss) before income taxes         1,761       892        274         122       (15)
                                        -------   -------   --------    --------  --------
Income tax benefit, net                     296       753          -           -         -
                                        -------   -------   --------    --------  --------
Net income (loss)                         2,057     1,645        274         122       (15)
                                        -------   -------   --------    --------  --------
Less:  dividends on redeemable
  preferred stock                          (248)     (330)      (330)       (330)     (330)
                                        -------   -------   --------    --------  --------
Less:  net charge for elimination
  of preferred stock                       (975)        -          -           -         -
                                        -------   -------   --------    --------  --------
Net income (loss) applicable to
  common stockholders                    $  834    $1,315    $   (56)   $   (208)   $ (345)
                                        -------   -------   --------    --------  --------
Net income (loss) per share
  applicable to common stockholders
     Basic                               $  .13    $  .22    $  (.01)   $   (.04)   $ (.06)
                                        -------   -------   --------    --------  --------
     Diluted                             $  .12    $  .21    $  (.01)   $   (.04)   $ (.06)
                                        -------   -------   --------    --------  --------
Number of shares used in computation
 of income (loss) per share:  Basic       6,566     6,009      5,471       5,382     5,317
                                        -------   -------   --------    --------  --------
                              Diluted     6,715     6,267      5,471       5,382     5,317
                                        -------   -------   --------    --------  --------

Balance Sheets Data
-------------------
                                                          As of December 31,
                                        --------------------------------------------------
                                          1998      1997        1996       1995      1994
                                          ----      ----        ----       ----      ----
Working capital                          $2,439    $1,995      $  872     $  733    $  334
                                        -------   -------   ---------   --------  --------
Total assets                             $7,561    $5,128      $4,116     $3,747    $3,067
                                        -------   -------   ---------   --------  --------
Long-term debt,
 less current maturities                 $1,316    $  819      $  895     $1,000    $  576
                                        -------   -------   ---------   --------  --------
Obligation for appraisal rights          $  877    $    -      $    -     $    -    $    -
                                        -------   -------   ---------   --------  --------
Redeemable preferred stock               $    -    $3,001      $3,001     $3,001    $3,001
                                        -------   -------   ---------   --------  --------
Preferred dividends in arrears(1)        $    -    $4,044      $3,714     $3,384    $3,054
                                        -------   -------   ---------   --------  --------
Common stock and other
  stockholders' equity (deficit)         $2,281   $(4,441)    $(5,879)   $(5,846)  $(5,641)
                                        -------   -------   ---------   --------  --------

Current ratio                          1.8 to 1  2.2 to 1    1.4 to 1   1.3 to 1  1.2 to 1
                                        -------   -------   ---------   --------  --------

---------------
     (1) No cash dividends were paid on the cumulative redeemable preferred stock since 1985. The preferred stock and all accumulated accrued unpaid dividends were eliminated at December 31, 1998, upon the effective date of the Merger.

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------

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

            Results of Operations
            ---------------------

            Year Ended December 31, 1998 Compared to 1997
            ---------------------------------------------

                 Net sales in 1998 increased $2,965,000, or approximately 19%
            compared to 1997. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets. Sales derived from the Company's new distribution outlet in Tampa, Florida, acquired effective February 1, 1998, accounted for approximately $1,790,000 of the increase in sales.

                 Gross profit as a percentage of net sales for 1998 was
            approximately 32%, compared to 31% in 1997. The increase in gross profit margins was principally due to savings realized from raw material purchases and modifications made to the Company's manufacturing process to gain greater production efficiency.

                 Selling, general and administrative expenses as a percentage of net sales for 1998, was approximately 25%, compared to 24% in 1997. Selling, general and administrative expenses increased $905,000, or approximately 24%, in 1998 compared to 1997. The increase in expenses was primarily due to additional sales and delivery expenses associated with servicing the increased volume of business and costs related to the Company's new distribution outlet in Tampa, Florida, which was acquired in February 1998. In addition, the Company estimates it incurred approximately $122,000 in costs in connection with relocating four of its facilities to new locations in 1998.

                 Miscellaneous income for 1998 includes, a gain of $1,066,000 derived from the sale of it former manufacturing facility in Miami, Florida and $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities. Miscellaneous expenses includes approximately $456,000 in fees and expenses

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Year Ended December 31, 1998 Compared to 1997 (continued)
            ---------------------------------------------

            associated with the Merger and elimination of the preferred stock in 1998.

                 In 1998, the Company recognized a $927,000 tax benefit as a result of the releasing of a portion of the valuation allowance on the Company's deferred tax assets. For the fiscal year ended December 31, 1998, the Company recognized a net income tax benefit of $320,000 representing income before taxes at the statutory rate of 35% less the tax benefit described above. Based on the Company's net operating loss carryforwards, the Company is not expected to pay such taxes on its federal income tax for 1998.

                 As a result of the above factors and after giving effect to the
            Merger and preferred stock dividends accrued, but not paid in 1998 and 1997, the Company derived net income applicable to common stockholders of $834,000 or $.13 per share for 1998, compared to net income of $1,315,000 or $.22 per share in 1997. Net income applicable to common stockholders includes charges of $248,000 in 1998 and $330,000 in 1997 for unpaid cumulative dividends on preferred stock which was retired in 1998. In addition, in connection with the Merger, net income applicable to common stockholders has been reduced by $975,000.

            Year Ended December 31, 1997 Compared to 1996
            ---------------------------------------------

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

                 In fiscal year ended December 31, 1997, the Company recognized an $800,000 tax benefit as a result of releasing a portion of the

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Year Ended December 31, 1997 Compared to 1996 (continued)
            ---------------------------------------------

            valuation allowance on the Company's deferred tax assets.

                 As a result of the above factors and after giving effect to accrued unpaid dividends on the redeemable preferred stock, the Company derived net income applicable to common stockholders of $1,315,000, or $.22 per share in 1997, compared to a net loss of $(56,000), or $(.01) per share, in 1996. Net income applicable to common stockholders includes charges of $330,000in 1997 and 1996 for unpaid cumulative dividends on preferred stock.


            Liquidity and Capital Resources
            -------------------------------

                 At December 31, 1998, the Company had working capital of
            approximately $2,439,000 compared to working capital of $1,995,000 at December 31, 1997. As of December 31, 1998, the Company had cash and cash equivalents of $1,097,000. On October 2, 1998, the Company sold its Miami, Florida facility for $1,406,000 and received net cash proceeds of approximately $801,000, after satisfaction of the mortgage and payment of commissions and closing costs. The Company used the proceeds of such sale to reduce the outstanding principal balance on its line of credit.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $3,000,000 line of credit with a commercial lender scheduled to expire on June 19, 2000. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 1998, $780,000 had been borrowed against $2,443,000 in available lines of credit.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. The Company presently owns and operates four warehouse distribution outlets. Accounts receivable at December 31, 1998 was $2,735,000 compared to $1,710,000 at December 31, 1997. The increase in receivables of $1,025,000, or approximately 60%, was primarily related to higher seasonal sales levels prevalent during the period preceding December 31, 1998, as compared to the same period in 1997, and to a lesser extent, slower payment practices from certain of the Company's customers.

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources (continued)
            -------------------------------

                 In 1998, the Company developed a plan in the form of a merger with a wholly owned subsidiary to satisfy the Company's redeemable preferred stock dividend arrearage and mandatory sinking fund requirements which aggregated $7,293,000 at September 30, 1998. The plan was approved at a special meeting of stockholders on December 17, 1998, with the merger becoming effective December 31, 1998.

                 As a result of the consummation of the merger, each share of common stock outstanding prior to the merger was converted to one share of common stock of the Company. The holders of each share of preferred stock had the option to convert such shares into either
            (a) $4.75 in cash and ten shares of the Company's common stock, or
            (b) $2.25 in cash, an 8% subordinated debenture and five shares of the Company's common stock.

                 In accordance with the merger agreement, the Company is
            required to issue to the holders of 219,021 shares of preferred stock an aggregate of $984,960 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and pay $732,550 in cash to the former preferred shareholders. Holders representing 81,100 preferred shares have elected dissenters rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock but reserved the equivalent of the estimated value of option (b) above, since that is the consideration the dissenting holders would receive if they do not perfect their dissenters' rights under the law. Expenses associated with the merger aggregated approximately $456,000 and are charged to expense in the 1998 Consolidated Statement of Operations. The cash payable to the former preferred shareholders is titled payable to stockholders on the Company's Balance Sheet as at December 31, 1998. Management believes that cash available from unused borrowings under its line of credit, cash from operations, together with the strengthening of its balance sheet as a result of the merger, will provide it with sufficient financial flexibility and liquidity to fund both its ongoing operations and the obligations associated with the merger, including any payments to dissenting stockholders.

                 The Company's common stockholders' equity of $2,281,000 at
            December 31, 1998, compared to a common stockholders' deficit of $4,441,000 at December 31, 1997, resulted from the financial effect of the merger, principally the elimination of the preferred stock and the accumulated unpaid accrued dividends thereon, and net income derived in 1998.

                 In  February 1998, Acrocrete, Inc. acquired the property,
            plant, equipment and inventory of a wholesale distribution facility engaged in the sale of landscape stone and building materials. The total purchase price was approximately $400,000. A portion of the

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations  (continued)
            -------------------------

            Liquidity and Capital Resources  (continued)
            -------------------------------

            purchase price was financed through the issuance of a $215,000 mortgage note payable monthly over four years, with interest at the rate of 7 1/2% per annum.

                 The Company has no material capital expenditures planned for the next twelve months, other than expenditures that the Company intends to spend to upgrade the Company's facilities and maintain its equipment to support its operations. Management estimates it will require a cash investment of approximately $150,000 to fund these improvements in 1999. The Company presently is evaluating the feasibility of opening other warehouse distribution facilities. Capital needs associated with opening any additional facilities cannot be estimated at this time.

                 The Company believes its cash on hand, utilization of unused borrowings under its line of credit, and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for the next twelve months to satisfy the obligations arising from the merger and support the cash requirements of its capital expenditure programs.

                 The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) maintain profitable operations; (ii) pay or otherwise satisfy obligations arising from the merger; and (iii) resolve current litigation on terms favorable to the Company.

                 This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; and availability of qualified personnel; labor and employee benefit costs.

            Year 2000 Issues
            ----------------

                  Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. The year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize dates and date-

  Item 7.     Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operations  (continued)
              -------------------------

              Year 2000 Issues - continued
              ----------------

              sensitive information on and beyond January 1, 2000. In 1997, the Company began to assess the vulnerability of its systems to the year 2000 problem. Based on such assessment, the Company has developed a year 2000 compliance plan, under which all key information systems are being tested, and non-compliant software was replaced by January 1, 1999. The Company expects to complete testing and verification of such systems for year 2000 compliance during 1999. The Company is also surveying the year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with the Company's systems or could otherwise impact the Company's operations.

                  The Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations. The most reasonably likely worst case scenario of failure by the Company, or its customers, or suppliers, to resolve the year 2000 problem would be a temporary slowdown of operations at one or more of the Company's facilities and temporary inability on the part of the Company to timely process orders and billing and deliver finished products to its customers. The Company is currently considering and identifying various contingency options, including manual alternatives to systems operations, which would minimized the risk of any unresolved year 2000 problems of their operations.

                  The Company believes any internal staff costs, replacement of systems and consulting expenses to prepare the systems for the year 2000 are not expected to be material to the Company's operating results, liquidity or financial position.


  Item 8.     Financial Statement and Supplementary Data
              ------------------------------------------

                 See Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K for the Index to Financial Statements contained herein.

               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Imperial Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 48 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1998, in conformity with generally accepted accounting principles.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Miami, Florida
March 29, 1999

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                December 31,        December 31,
   Assets                                          1998                 1997
   ------                                          ----                 ----
Current assets:
  Cash and cash equivalents                     $ 1,097,000         $  552,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $200,000 in 1998 and $176,000 in 1997)         2,535,000          1,534,000
  Inventories                                     1,374,000          1,204,000
  Deferred taxes                                    505,000            350,000
  Other current assets                               15,000             60,000
                                               ------------       ------------
     Total current assets                         5,526,000          3,700,000
                                               ------------       ------------

Property, plant and equipment, at cost            2,517,000          2,974,000
 Less accumulated depreciation                   (1,182,000)        (2,100,000)
                                               ------------       ------------
     Net property, plant and equipment            1,335,000            874,000
                                               ------------       ------------
Deferred taxes                                      615,000            450,000
                                               ------------       ------------
Other assets                                         85,000            104,000
                                               ------------       ------------
                                                $ 7,561,000         $5,128,000
                                               ============       ============

   Liabilities and Common Stock and other Stockholders' Equity (Deficit)
   ---------------------------------------------------------------------
Current liabilities:
  Notes payable                                 $   780,000         $  778,000
  Current portion of long-term debt                 123,000            130,000
  Accounts payable                                1,300,000            580,000
  Payable to stockholders                           733,000                  -
  Accrued expenses and other liabilities            151,000            217,000
                                               ------------       ------------
     Total current liabilities                    3,087,000          1,705,000
                                               ------------       ------------

Long-term debt, less current maturities           1,316,000            819,000
                                               ------------       ------------

Obligation for appraisal rights                     877,000                  -
                                               ------------       ------------

Preferred dividends in arrears                            -          4,044,000
                                               ------------       ------------
Redeemable preferred stock, $1.00 par
 value, $1.10 cumulative convertible
 series; -0- and 300,121 shares outstanding;
 at December 31, 1998 and 1997, respectively              -          3,001,000
                                               ------------       ------------

Commitments and contingencies                             -                  -
                                               ------------       ------------

Common stock and other stockholders' equity (deficit):
 Common stock, $.01 par value at December 31, 1998,
  $.10 par value at December 31, 1997, 20,000,000
  shares authorized; 8,182,571 and 6,483,961 issued
  at December 31, 1998 and 1997 respectively         82,000            663,000
 Additional paid-in-capital                      13,507,000          7,260,000
 Accumulated deficit                            (11,202,000)       (12,036,000)
                                               ------------       ------------
                                                  2,387,000         (4,113,000)
 Less cost of shares in treasury (47,863
  shares at December 31, 1998 and 147,863
  shares at December 31, 1997)                     (106,000)          (328,000)
                                               ------------       ------------
     Total common stock and other
       stockholders' equity (deficit)             2,281,000         (4,441,000)
                                               ------------       ------------
                                                $ 7,561,000         $5,128,000
                                               ============       ============

          See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations

                                               Year Ended December 31,
                                               -----------------------
                                            1998           1997           1996
                                            ----           ----           ----
Net sales                               $18,739,000    $15,774,000    $13,742,000

Cost of sales                            12,823,000     10,867,000      9,881,000
                                      -------------   ------------   ------------
     Gross profit                         5,916,000      4,907,000      3,861,000

Selling, general and
 administrative expenses                  4,645,000      3,740,000      3,313,000
                                      -------------   ------------   ------------

     Operating income                     1,271,000      1,167,000        548,000
                                      -------------   ------------   ------------

Other income (expense):
   Interest expense                        (272,000)      (329,000)      (317,000)
   Merger costs                            (456,000)             -              -
   Miscellaneous income                   1,218,000         54,000         43,000
                                      -------------   ------------   ------------
                                            490,000       (275,000)      (274,000)
                                      -------------   ------------   ------------

    Income before income taxes            1,761,000        892,000        274,000
                                      -------------   ------------   ------------

Income tax benefit (expense):
   Current                                  (24,000)       (47,000)             -
   Deferred - net                           320,000        800,000              -
                                      -------------   ------------   ------------
                                            296,000        753,000              -
                                      -------------   ------------   ------------

Net income                                2,057,000      1,645,000        274,000

Less: Net charge for elimination
      of preferred stock                   (975,000)             -              -

Less: Dividends on redeemable
        preferred stock                    (248,000)      (330,000)      (330,000)
                                      -------------   ------------   ------------

      Net income applicable to
       common stockholders               $  834,000   $  1,315,000   $    (56,000)
                                      =============   ============   ============

Basic earnings (loss) per
  common share                                 $.13           $.22          $(.01)
                                      =============   ============   ============

Diluted earnings (loss) per
  common share                                 $.12           $.21          $(.01)
                                      =============   ============   ============

                See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

    Consolidated Statement of Changes in Common Stock and Other Stockholders'
                                    Deficit

                  Years ended December 31, 1998, 1997 and 1996

                                                   Additional
                                       Common      paid-in       Accumulated        Treasury
                                       Stock       capital         deficit            stock         Total
                                        -----      -------         -------            -----         -----
Balance at December 31, 1995          $556,000   $ 7,276,000     $(13,295,000)     $(383,000)    $(5,846,000)

Issuance of 175,000 shares of
  common stock                          15,000       (47,000)                         55,000          23,000

Accrued dividends in arrears
  on preferred stock                                                 (330,000)                      (330,000)

Net income                                                            274,000                        274,000
                                   -----------   -----------    -------------     ----------    ------------
Balance at December 31, 1996           571,000     7,229,000      (13,351,000)      (328,000)     (5,879,000)

Issuance of 921,500 shares of
  common stock                          92,000        31,000                                         123,000

Accrued dividends in arrears
  on preferred stock                                                 (330,000)                      (330,000)

Net income                                                          1,645,000                      1,645,000
                                   -----------   -----------    -------------     ----------    ------------
Balance at December 31, 1997           663,000     7,260,000      (12,036,000)      (328,000)     (4,441,000)

Issuance of 124,000 shares of
  common stock                           2,000      (187,000)                        222,000          37,000

Accrued dividends in arrears
  on preferred stock                                                 (248,000)                      (248,000)

Recapitalization of par value of
  common stock from $.10 to
  $.01 per share                      (599,000)      599,000

Issuance of 1,574,510 shares of
  common stock - preferred stock
  conversion                            16,000     5,835,000         (975,000)                     4,876,000

Net income                                                          2,057,000                      2,057,000
                                   -----------   -----------     -------------     ----------    ------------
Balance at December 31, 1998           $82,000   $13,507,000     $(11,202,000)      $(106,000)    $2,281,000
                                   ===========   ===========     =============     ==========    ============

          See accompanying notes to consolidated financial statements.

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows

                                                        Year Ended December 31,
                                                        -----------------------
                                                     1998          1997        1996
                                                     ----          ----        ----
Cash flows from operating activities:

    Net income                                    $2,057,000    $1,645,000   $274,000
    Adjustments to reconcile net income
    to net cash (used in) provided by:
      Depreciation                                   178,000       149,000    133,000
      Amortization                                    31,000        19,000     16,000
      Provision for doubtful accounts                154,000       126,000     99,000
      Deferred taxes, net                           (320,000)     (800,000)         -
      Loss (gain) on disposal of fixed assets     (1,078,000)        1,000      4,000
      Compensation expense - issuance of stock        68,000        41,000     23,000
      (Increase) decrease in:
        Accounts receivable                       (1,155,000)     (152,000)  (236,000)
        Inventories                                 (170,000)       68,000      8,000
        Prepaid expenses and other assets              1,000       (38,000)         -
      (Decrease) increase in:
        Accounts payable                             720,000       (80,000)   (48,000)
        Accrued expenses and other liabilities       (66,000)       77,000     40,000
                                                  ----------    ----------   --------
        Net cash provided by operating
         activities                                  420,000     1,056,000    313,000
                                                  ----------    ----------   --------

Cash flows from investing activities
    Proceeds received from sale of property
     and equipment                                 1,278,000         9,000     11,000
    Purchases of property, plant
     and equipment                                  (839,000)     (263,000)  (201,000)
                                                  ----------    ----------   --------
    Net cash provided by (used in) investing
     activities                                      439,000      (254,000)  (190,000)
                                                  ----------    ----------   --------

Cash flows from financing activities
    (Decrease) increase in notes payable
     banks - net                                       2,000      (646,000)   179,000
    Proceeds from issuance of long-term debt         324,000        60,000     66,000
    Repayment of long-term debt                     (642,000)     (167,000)  (165,000)
    Proceeds received from the exercise
     of stock options                                  2,000        48,000          -
                                                  ----------    ----------   --------
     Net cash (used in) provided by
      financing activities                          (314,000)     (705,000)    80,000
                                                  ----------    ----------   --------

Net increase in cash and cash
 equivalents                                         545,000        97,000    203,000
Cash and cash equivalents,
 beginning of year                                   552,000       455,000    252,000
                                                  ----------    ----------   --------
Cash and cash equivalents, end of year            $1,097,000      $552,000   $455,000
                                                  ==========    ==========   ========
Supplemental disclosure of cash flow information:

Cash paid during the year for interest              $276,000      $329,000   $314,000
                                                  ==========    ==========   ========

              See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Merger
          ------

               On October 12, 1998, the Board of Directors approved a Plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger") The Merger was approved at a special meeting of the stockholders on December 17, 1998, with the Merger becoming effective December 31, 1998,, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

               At the Effective Date, each share of the Company's $.10 par value common stock outstanding before the Merger was converted into one share of $.01 par value common stock resulting in the recapitalization of $599,000 from common stock to additional paid-in-capital. Also at the Effective Date, 300,121 outstanding shares of preferred stock, with a carrying value of $3,001,000 were retired and $4,292,000 of accrued dividends on such shares, were eliminated as described in the following paragraphs.

               Holders of 219,021 shares of the preferred stock retired (the "Exchanging Shareholders"), with a carrying value of $2,190,000, elected to convert their shares into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% three-year $8.00 subordinated debenture and five shares of the Company's common stock. In connection with the Exchanging Shareholders' election, the Company is required to pay cash of $733,000 which is presented as payable to stockholders in the accompanying consolidated balance sheet at December 31, 1998. The Company is also required to issue $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. The total fair value of the cash, debentures and common stock to be exchanged with the Exchanging Shareholders is $2,171,000. Had the Exchanging Shareholders elected to convert their shares under the provisions of the preferred stock's governing instrument, they would have received 251,655 shares of common stock with a fair value of $101,000. The excess of the total fair value of cash, debentures and common stock to be exchanged with the Exchanging Shareholders, over the fair value which the Exchanging Shareholders would have received under the preferred stock's original conversion provisions represents a conversion charge of $2,070,000 to accumulated deficit and a reduction in net income applicable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 1998. In addition, conversion of the 219,021 preferred shares resulted in a credit to additional paid-in capital of $5,835,000.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(1)   Summary of Significant Accounting Policies (continued)
      ------------------------------------------

      (a) Merger (continued)
          ------

              Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Under Delaware law, the Dissenting Shareholders are entitled to petition the Delaware Chancery Court to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder does not perfect his appraisal rights, each such share would be entitled to receive the cash, the $8.00 subordinated debenture and the five shares of common stock described under option (b) in the preceding paragraph. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company has recorded $877,000 in the accompanying consolidated balance sheet at December 31, 1998, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. In addition, elimination of the 81,100 preferred shares and accrued dividends on such shares resulted in a credit to accumulated deficit, and an addition to net income applicable to common stockholders of $1,095,000.

              In the calculation of earnings per share for the year ended December 31, 1998, $975,000 has been deducted from net income representing the conversion charge of $2,070,000, less $1,095,000 which is the excess of the carrying value of the Dissenting Shareholders preferred stock and accrued dividends, over the obligation for appraisal rights.

              All outstanding stock purchase warrants also converted into warrants with identical terms exerciseable for shares of the Company's common stock.

              In connection with the Merger, the Company issued 150,000 common stock purchase warrants to its investment banker, exercisable at $.38 per share until December 31, 2003. Costs of the Merger aggregated approximately $456,000 and are charged to the 1998 Consolidated Statement of Operations.

     (b)  Nature of the Business
          ----------------------

              The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry. Sales of the Company's products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(1)   Summary of Significant Accounting Policies (continued)
      ------------------------------------------

     (c)  Consolidation Policy
          --------------------

              The Consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries, Acrocrete, Inc. (Acrocrete), Premix Marbletite Manufacturing Company, Inc. (Premix), as well as other subsidiaries with insignificant operations. All material intercompany accounts and transactions have been eliminated in consolidation.

     (d)  Basis of presentation
          ---------------------

              The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles which assume that assets will be realized and liabilities will be satisfied in the normal course of business.

     (e)  Concentration of Credit Risk
          ----------------------------

              Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. However, trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis. At December 31, 1998, accounts aggregating $51,000, or approximately 2% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note (4). The allowance for doubtful accounts at December 31, 1998 of $200,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

              The Company places its cash with commercial banks, however; at December 31, 1998, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

     (f)  Inventories
          -----------

              Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

     (g)  Property, plant and equipment
          -----------------------------

              Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the depreciable assets. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(1)   Summary of Significant Accounting Policies (continued)
      ------------------------------------------

      (g) Property, plant and equipment (continued)
          -----------------------------

          Differences between the proceeds received on the sale of property, plant and equipment and the carrying value of the assets on the date of sale is credited or charged to net income.

     (h)  Intangible Assets
          -----------------

              Licenses, trademarks and deferred financing costs are amortized on straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing.

     (i)  Income taxes
          ------------

              The Company has adopted the liability method for determining its income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled; valuation allowances are provided against assets that are not likely to be realized.

     (j)  Earnings (loss) per share of common stock
          -----------------------------------------

              The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128) which requires the dual presentation of basic and diluted earnings per share for the years ending after December 15, 1997. Basic earnings (loss) per common share for all periods prior to October 1, 1998 is computed by dividing net income, after deducting preferred stock dividends accumulated during the year ("net income applicable to common stockholders"), by the weighted average number of shares of common stock outstanding each year. Diluted earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. In accordance with the provision of FAS 128, the Company has retroactively restated earnings (loss) per common share. (See Note (10) - Earnings (Loss) Per Common Share).

     (k)  Cash and cash equivalents
          -------------------------

              The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at December 31, 1998 and 1997 are short term time deposits of $267,000 and $259,000, respectively.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(1)   Summary of Significant Accounting Policies (continued)
      ------------------------------------------

      (l)  Revenue recognition policy
           --------------------------

              Revenue from sales transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

      (m)  Stock based compensation
           ------------------------

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

      (n)  Accounting estimates
           --------------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (o)  Fair Value of Financial Instruments
           -----------------------------------

               The carrying amount of the Company's debt instruments approximate fair value as defined under SFAS 107. Fair value is estimated based on discounted cash flows as well as other valuation techniques.

            Financial Instrument            Carrying Value           Fair Value
            --------------------            --------------           ----------

            Cash and equivalents              $1,097,000             $1,097,000
            Accounts receivable                2,535,000              2,535,000
            Accounts payable                   2,033,000              2,033,000
            Notes payable                        780,000                780,000
            Loans and mortgages payable          508,000                508,000
            8% Subordinated debentures           808,000                808,000
            Obligation for appraisal rights      877,000                877,000

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2)    Inventories
       -----------

            At December 31, 1998 and 1997, inventories consist of:

                                            1998              1997
                                            ----              ----

            Raw materials               $  345,000        $  364,000
            Finished goods                 810,000           614,000
            Packaging materials            219,000           226,000
                                        ----------        ----------
                                        $1,374,000        $1,204,000
                                        ==========        ==========
(3)   Property, Plant and Equipment
      -----------------------------

            A summary of the cost of property, plant and equipment at December 31, 1998 and 1997 is as follows:

                                                                      Estimated
                                                                     useful life
                                   1998                1997            (years)
                                   ----                ----            -------
      Land                      $  151,000         $   74,000            - - -
      Buildings and
       improvements                560,000            834,000          10 - 40
      Machinery and equipment    1,141,000          1,296,000           3 - 10
      Vehicles                     487,000            574,000           2 -  8
      Furniture and Fixtures       178,000            196,000           3 - 12
                                ----------         ----------
                                $2,517,000         $2,974,000
                                ==========         ==========

            The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $543,000 and $480,000 at December 31, 1998 and 1997,
      respectively.  See "Note 6."

(4)   Notes Payable
      -------------

            Included in notes payable at December 31, 1998 and 1997 is $780,000 and $778,000, respectively, which represents amounts outstanding under a $3 million line of credit from a commercial lender to Premix and Acrocrete. Aggregate lines of credit were increased from $2,000,000 to $3,000,000 on November 30, 1998. The line of credit is collateralized by Premix and Acrocrete's accounts receivable and inventory, bears interest at prime rate plus 2% (9 3/4% at December 31, 1998) expires June 19, 2000, and is subject to annual renewal. The weighted average effective interest rate on the line of credit was 17.49%, 17.04%, and 15.06% during the years ended December 31, 1998, 1997 and 1996, respectively.

            At December 31, 1998, the line of credit limit available for borrowing aggregated $2,443,000, of which $780,000 had been borrowed. The average month end amounts outstanding during 1998 and 1997 were $957,000, and $1,316,000, respectively. The maximum amounts outstanding at any month end during 1998 and 1997 were $1,253,000 and $1,585,000, respectively.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(5)   Accrued Expenses and Other Liabilities
      --------------------------------------

            Accrued expenses and other liabilities at December 31, 1998 and 1997 are summarized as follows:
                                                       1998               1997
                                                       ----               ----
      Employee compensation related items            $ 42,000           $ 72,000
      Taxes, other than income taxes                   41,000             38,000
      Income taxes                                          -             30,000
      Interest                                          4,000              7,000
      Other                                            64,000             70,000
                                                    ---------          ---------
                                                     $151,000           $217,000
                                                    =========          =========

(6)   Long-term Debt
      --------------

      Long-term debt of the Company is as follows:
                                                                                      1998           1997
                                                                                      ----           ----
      Adjustable rate mortgage note payable, interest at 10.5% at December 31,
       1997, principal in the amount of $3,111 together with interest is payable monthly, with a balloon payment of approximately $376,000 due December 5,
       2000. This note was paid in connection with the sale
       of the building securing the obligation                                   $        -          $485,000

      Adjustable rate mortgage note payable, interest at 12% at December 31,
       1998, principal and interest payable monthly in the amount of approximately $3,600, with a balloon payment of approximately $292,000
       due September 1, 2000                                                        304,000           310,000

      Mortgage note payable, interest at 7 1/2% per
       annum, principal and interest payable monthly
       through January 2002                                                         170,000                 -

      Subordinated debentures due December 31, 2001, interest payable annually commencing July 1, 1999, principal payable in the amount of
       $984,960 at maturity                                                         808,000                 -

      Litigation settlement agreement, interest at 7.5% due monthly, principal payable in 48 equal 48 monthly installments of
       approximately $2,083 through August 1998                                           -            19,000

      Equipment notes payable, interest at various
       rates ranging from 8.75% to 15.39%, per annum,
       principal and interest payable monthly                                       157,000           135,000
                                                                                -----------        ----------
                                                                                  1,439,000           949,000
      Less current maturities                                                      (123,000)         (130,000)
                                                                                -----------        ----------
                                                                                 $1,316,000          $819,000
                                                                                ===========        ==========

                                       30

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

6)    Long-term debt (continued)
      --------------

      As of December 31, 1998, long-term debt matures as follows:

                      Year ended
                      December 31,           Amount
                      ------------           ------
                        2000                 400,000
                        2001                 897,000
                        2002                  19,000
                        2003                       -
                                         -----------
                                          $1,316,000
                                         ===========

           In connection with the Merger described in Note 1(a), the Company issued 123,120 8% subordinated debentures with a face amount value of $984,960 effective December 31, 1998. Each debenture has been discounted to a value of $6.56 using an effective interest rate of 16%. The aggregate carrying value of the debentures at December 31, 1998 is $808,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

           In the fourth quarter of 1993, the Company incurred a $100,000 charge to settle a product liability lawsuit for which the Company had no insurance. The Company entered into an agreement to settle this lawsuit for $100,000, payable monthly over a four-year period with interest at the rate of 7-1/2% per annum. The final payment was made in 1998.

(7)   Income Taxes
      ------------

           At December 31, 1998, the deferred tax asset of $1,120,000 primarily consists of the tax effect of net operating loss carryforwards of $9,500,000 less a valuation allowance of $2,200,000. Net operating losses of approximately $6,700,000 expire thru 2000, the balance expires in varying amounts through 2009.

           During 1998 the Company recognized $927,000 of deferred tax benefit as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. The remaining deferred tax assets are fully reserved at December 31, 1998. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at December 31, 1998 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           The current income tax expense represents state taxes and alternative minimum taxes payable for the years ended December 31, 1998 and 1997.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(7)   Income taxes (continued)
      ------------

           A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                                  1998    1997    1996
                                                  ----    ----    ----
              U.S. statutory rate                  35%     35%     35%
              Net operating loss carryfowards     (35%)   (35%)   (35%)
              Valuation allowance                 (18%)   (89%)     0%
              Other                                 1%      5%      0%
                                               ------   -----   -----
                 Effective rate                   (17%)   (84%)     0%
                                               ======   =====   =====
(8)  Capital Stock
     -------------

     (a)  Common Stock
          ------------

           At December 31, 1998, the Company had outstanding 8,182,571 shares of common stock (6,483,961 shares in 1997) with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

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

           In July 1997, the Company's Board of Directors adopted a Restricted Stock Plan (the "Plan") for the benefit of certain key employees. An aggregate of 241,667 shares of common stock were reserved for issuance under the Plan. The Plan was administered by the Company's Compensation Committee. On July 31, 1997, an aggregate of 241,667 restricted shares were issued to two employees, subject to certain vesting requirements over a three year period. An aggregate of 175,000 shares were to vest over a three year period based on certain performance goals set forth in the Plan.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (8)  Capital Stock  (continued)
      -------------

      (a) Common stock (continued)
          ------------

      An aggregate of 66,667 shares were to vest over a two year period based on continued employment with the Company by the holder. If the vesting requirements were not met, the restricted shares theretofore issued were to be forfeited and thereafter be subject to reallocation under the plan. Prior to vesting, the holders received all of the benefits of ownership of the restricted shares, including voting rights, but did not have the right to transfer such unvested shares. Effective January 21, 1998, an aggregate of 58,333 had met the Plan vesting requirements and were released and reissued to two employees. On December 31, 1998, the remaining restricted shares were released and reissued to two employees.

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

           In April 1998 an aggregate of 24,000 shares of common stock were issued to employees of the Company upon the exercise of stock options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $2,400.

           In May 1998, the Company issued from treasury an aggregate of 100,000 shares if common stock to its Directors as part of their compensation for services rendered.

           Effective December 31, 1998, in connection with the Merger, the Company's former Preferred Stockholders received 1,574,610 shares of common stock and other consideration in exchange for their preferred stock. See Note (1)(a) Merger.

      (b)  Preferred Stock
           ---------------

           The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 1998 and 1997, there were no shares and 300,121 shares of $1.00 par value preferred stock outstanding, respectively.

               Redeemable Preferred Stock - $1.10 Cumulative Convertible Series
               ----------------------------------------------------------------

           Until December 31, 1998, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible redeemable preferred stock ("Preferred Stock"). The holders of preferred stock were entitled to one

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(8)   Capital Stock (continued)
      -------------

      (a)  Preferred stock (continued)
           ---------------

      vote per share on all matters without regard to class, except that the holders of preferred stock were entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the preferred stock, or to change or repeal any of the express terms of the preferred stock in a manner substantially prejudicial to the holders thereof. Each share of the preferred stock was entitled to cumulative quarterly dividends at the rate of $1.10 per annum and was convertible into 1.149 shares of common stock. The liquidation preference of the preferred stock was $10.00 per share, plus accrued but unpaid dividends. The preferred stock was callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued and unpaid dividends.

          The Company had omitted dividends on its preferred stock since the fourth quarter of 1985 aggregating $4,044,000 through December 31, 1997. The omission of preferred stock dividends was a reduction of net income applicable to Common Stockholders and is recorded as a non-current liability in the accompanying consolidated balance sheets.

           The preferred stock was subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share, at the rate of approximately 66,000 preferred shares a year, starting in 1986, less any preferred shares converted into common stock. Through December 31, 1997, an aggregate of 359,879 shares of preferred stock were converted into 1,199,557 shares of common stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and 66,000 shares for each year thereafter through 1995, at which time the preferred stock was intended to be fully retired. The preferred stock was not included in common stock and other stockholders' deficit because of its mandatory redemption feature.

            The Company did not redeem any shares of the preferred stock as required on April 1, 1991, or any year thereafter. Under the provisions of the sinking fund requirements, if an annual sinking fund requirement was not met, it is added to the requirements for the next year.

            The Company was prohibited from paying any cash dividends on common stock and from purchasing or otherwise acquiring for value, any shares of either preferred or common stock, at any time that the Company was in default in the payment of any dividends on the preferred stock or if the sinking fund requirements are in arrears.

            Effective December 31, 1998, all outstanding shares of preferred stock were retired and all accumulated accrued dividends were eliminated as a result of the Merger.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(8)   Capital Stock (continued)
      -------------

      (c)  Warrants
           --------

           At December 31, 1998, the Company had the following outstanding series of warrants:

           (i) 200,000 warrants issued in connection with financing arrangements in 1988. Each warrant entitles the holder to purchase one share of common stock at $.10 per share. In June 1997, the expiration date was extended to June 29, 2000. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

      (d)  Stock Options
           -------------

           The Company's 1979 Non-Qualified Stock Option Plan (the "1979 Plan") expired in 1989 and no additional options may be granted thereunder. At December 31, 1997, 2,500 shares of common stock were reserved for issuance upon exercise of outstanding stock options originally granted under the 1979 Plan. In 1998 all outstanding stock options were exercised and the Plan was automatically terminated.

            The Company's 1984 Stock Option Plan (the "1984 Plan") expired in 1994 and no additional options may be granted thereunder. At December 31, 1997, options for 21,500 shares of common stock were outstanding under the 1984 Plan. In 1998 all outstanding stock options were exercised and the Plan was automatically terminated.

            Option activity under these plans is summarized as follows:


             Options                            1996        1997       1998
             -------                            ----        ----       ----
     Outstanding and exercisable
      at beginning of year                     505,500     505,500     24,000

     Granted at market price                         -           -          -

     Exercised                                       -    (477,500)   (24,000)

     Terminated                                      -      (4,000)         -
                                               -------    ---------   -------
     Outstanding and exercisable
      at end of year                           505,500      24,000          -
                                               =======    =========   =======


 Fair market value at date of grant was in all cases, equal to the exercise price.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (9)  Miscellaneous income
      --------------------

            A summary of miscellaneous income (expense) for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                 1998      1997       1996
                                                 ----      ----       ----
      Interest income                       $   13,000   $10,000    $ 5,000
      (Loss) gain on disposal of property,
       plant and equipment                   1,078,000    (1,000)    (4,000)
      Other, net                               127,000    45,000     42,000
                                            ----------   -------   --------
                                            $1,218,000   $54,000    $43,000
                                            ==========   =======   ========

            On October 2, 1998, the Company sold its Miami, Florida manufacturing facility for $1,406,000 and received net cash proceeds of $801,000 after satisfaction of the mortgage and payment of commissions and closing costs. A gain of $1,066,000 was recognized on this transaction and included in other income above.

(10)  Earnings (Loss) Per Common Share
      --------------------------------

            Below is a reconciliation between basic and diluted earnings (loss) per common share under FAS 128 for the years ended December 31, 1998, 1997 and 1996 (in thousands except per share amounts):

                                       1998                          1997                      1996
                                       ----                          ----                      ----
                                                   Per                                                     Per
                             Income     Shares    Share     Income    Shares  Share     Income   Shares   Share
      Net income             $2,057                         $1,675                       $ 274
       Less net charge
       for elimination of
       preferred stock         (975)
       Less dividends on
       redeemable
       preferred stock         (248)                          (330)                       (330)
                           --------                        -------                    --------
      Basic earnings
       (loss) per
       common share          $  834      6,566     $.13     $1,315    6,009   $.22       $ (56)   5,471   $(0.01)
                           --------   --------   ------    -------   ------  -----    --------  -------  -------
      Effect of dilutive
       securities:
       Stock options                                                     24
       Warrants                            200                          200
                           --------   --------   ------    -------   ------  -----    --------  -------  -------
      Diluted earnings
       (loss) per
       common share          $  834      6,715     $.12     $1,315    6,267   $.21       $ (56)   5,471   $(0.01)
                           --------   --------   ------    -------   ------  -----    --------  -------  -------

(11)  Related Party Transactions
      --------------------------

            The Company and its subsidiaries paid legal fees of approximately $86,000, $37,000 and $29,000 in 1998, 1997 and 1996, respectively, to law firms with which the Company's Chairman of the Board was affiliated.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(12)  Commitments and Contingencies
      -----------------------------

      (a) Premix has not been a defendant in any asbestos lawsuits since April 1996 when it was dismissed from 27 cases then pending in various circuit courts in Alabama and Florida.

           The Company and Premix are parties to an Interim Agreement for Defense and Indemnity of Asbestos Bodily Injury Cases (the "Agreement") with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement expires on May 15, 1999, and is subject to cancellation upon sixty days notice by any party.

           The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to any asbestos related litigation. Premix is responsible for the remaining 7%.

           The Company believes, based upon the Agreement with its insurance carriers, and its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case has gone to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

           Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc. ("Schottenstein"), et al., Heiner Construction Company, and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit against Acrocrete and the other parties alleged negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and request punitive damages. In October 1997, the plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the plaintiffs settlement with the general contractor defendant, Schottenstein.

           However, in October 1997, Schottenstein filed a lawsuit captioned "M/I Schottenstein Homes v. Acrocrete, et al.", ostensibly seeking indemnity and/or contribution from Acrocrete, and other defendants, for its settlement with the Zabow plaintiffs as well as other homeowners. The lawsuit involved claims by owners of 52 homes constructed by Schottenstein, that the use of synthetic stucco in the system construction of the exterior finish of their homes caused moisture intrusion damage, to which Scottenstein received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers. Based upon the allegations, the Court severed this lawsuit into 52 separate actions. Acrocrete's insurance carriers have accepted coverage and are providing a defense under a reservation of rights.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-

(12)  Commitments and Contingencies (continued)
      -----------------------------

           On October 6, 1998, as a result of mediation, Acrocrete, Schottenstein as well as all codefendants, agreed to settle all pending claims. Acrocrete's insurers paid $102,000 to Schottenstein's insurer CNA, without contribution from Acrocrete, in order to avoid the significant costs associated with litigating these 52 actions. As of March 15, 1999, all 52 of these actions were dismissed with prejudice, as a result of Stipulations which were executed and filed by all parties.

           In addition, Acrocrete has been named a defendant in sixteen similar lawsuits filed against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

           The Company's insurance carriers have accepted coverage for thirteen of the above claims and are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other three recently filed remaining claims. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

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

           In response to the alleged defects and in compliance with modified building codes adopted in North Carolina, Acrocrete, together with many other manufacturers of synthetic stucco wall systems, has developed modified wall systems that allow the drainage of incidental moisture that may enter the wall system. Most manufacturers continue to produce the traditional (i.e., non-synthetic) stucco systems and in commercial construction, estimated to account for more than 50% of product sales, the traditional system is still the product of choice. The alleged defects have occurred only in the residential construction market. To the Company's knowledge, in the commercial market, where methods of construction and quality control are monitored more closely than in the residential market, the alleged drainage problem has never occurred.

            Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

      (b)   Leases
            ------

            At December 31, 1998 certain property, plant and equipment were leased by the Company under long-term leases. Certain of these leases provided for escalation in rent upon the lease anniversary date. Future minimum lease

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-

(12)  Commitments and Contingencies (continued)
      -----------------------------

      commitments as of December 31, 1998, for all noncancellable leases are as follows:

                          December 31,
                          -----------
                              1999                    $242,000
                              2000                     222,000
                              2001                     221,000
                              2002                     180,000
                              2003                     184,000


            Rental expenses incurred for operating leases were approximately $153,000, $128,000 and $129,000, for the years ended December 31, 1998,
      1997 and 1996, respectively.

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

           In the event of a "Change in Control" (as defined in the Employment Agreement), the Employment Agreement is automatically extended to a three year term. Thereafter, the Executive will be entitled to terminate his employment with the Company for any reason at any time. In the event the Executive terminates his employment after a Change of Control, the Executive will be entitled to receive the lesser of (i) a lump sum amount equal to the base salary payments and all other compensation and benefits the Executive would have received had the Employment Agreement continued for the full term; or (ii) three times Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-

(12)  Commitments and Contingencies (continued)
      -----------------------------

           In addition, Mr. Ehler was issued 75,000 shares of common stock of the Company on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8)(a) common stock".

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hansen presently receives an annual base salary of $150,000 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of common stock in February 1997. In addition, Mr. Hansen was issued 166,667 shares of common stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. See "Note (8)(a) common stock". Also Mr. Hansen received a moving allowance of $15,000 and is entitled to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance. As part of Mr. Hansen's employment, Mr. Hansen agreed not to disclose confidential information and not to compete during his term of employment and for a one year period following his termination.

(13)  Acquisition of Distribution Facility
      ------------------------------------

           In February 1998, Acrocrete, Inc. acquired the property, plant, equipment and inventory of a wholesale distribution facility engaged in the sale of landscape stone and building materials for $395,000. A portion of the purchase price was financed through the issuance of a $215,000 mortgage note payable monthly over four years, with interest at the rate of 7 1/2% per annum, and the balance was paid over a 90 day period from the Company's operating funds. The purchase price was allocated among the assets acquired, based on estimated fair values, as follows: land and buildings $205,000, equipment $10,000 and inventory $180,000.

 (14) Subsequent Event
      ----------------

           In January 1999, the Company issued 150,000 warrants to its investment banker for financial advisory services in connection with the Merger. Each warrant entitles the holder to purchase one share of common stock until December 31, 2003 at $.38 per share.


                          ****************************

                                     PART II


Item  9.    Changes in and Disagreements with Accountants on Accounting
            -----------------------------------------------------------
            and Financial Disclosure
            ------------------------

            None

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

                 The following table sets forth certain information with respect to the directors and executive officers of the Company:

            Name                   Age     Position With Company
            ----                   ---     ---------------------

            S. Daniel Ponce         50     Chairman of the Board - Class III
            Lisa M. Brock           40     Director - Class III
            Leonard C. Ferri        84     Director - Class II
            Milton J. Wallace       63     Director - Class II
            Morton L. Weinberger    69     Director - Class II
            Fred H. Hansen          52     President, Premix and Acrocrete
            Howard L. Ehler, Jr.    55     Principal Executive Officer/Executive
                                           Vice President and Secretary
            Betty J. Murchison      59     Principal Accounting Officer/
                                           Assistant Vice President
            Gary J. Hasbach         54     Executive Vice President, Premix
                                           and Acrocrete

                 The Company's Board of Directors is divided into three classes.
            In accordance with the Company's Certificate of Incorporation, the members of each Class are designated to serve for three (3) year staggered terms. Class I directors were to serve until the 1994 annual meeting or until their successors were elected, Class II directors were to serve until the 1995 annual meeting or until their successors were elected, and Class III directors were to serve until the 1996 annual meeting or until their successors were elected. The Company did not have an annual meeting in 1994, 1995, 1996, 1997 or 1998. Accordingly, Class I, Class II and Class III directors will serve until the next annual meeting to be held by the Company. The Company has no Class I directors. Mr. Wallace was appointed to fill a vacancy on the Board on February 17, 1999.

                 Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

            S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the
               Company since 1988. Mr. Ponce has been engaged in the practice of law for over twenty years and is currently a stockholder in the law firm of Hanzman, Criden, Chaykin, Ponce & Heise, P.A. Mr. Ponce is a member of the Board of Directors of the University of Florida Foundation, Inc. and serves as Chairman of its audit committee. He is also a non-practicing certified public accountant.

            Lisa M. Brock. Mrs. Brock has been a director of the Company since
               1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix and Acrocrete, as Vice President for over 5 years until December, 1994 when she retired. Mrs. Brock continues to serve as a consultant to the Company. Mrs. Brock is the niece

Item 10.    Directors and Executive Officers of the Registrant (continued)
            --------------------------------------------------

               of Leonard C.  Ferri.

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

            Milton J. Wallace. Mr. Wallace became a director of the Company on
               February 17, 1999. Mr. Wallace has been a practicing attorney in Miami for over 30 years and is currently a shareholder in the law firm of Wallace, Bauman, Legon, Fodiman & Shannon, P.A. He was a co-founder and a member of the Board of Directors of Home Intensive Care, Inc., a provider of home infusion and dialysis services, serving as Chairman of its Executive Committee from 1985 through July 1993 and Chairman of the Board from December 1989 until July 1993 when Home Intensive Care, Inc. was acquired by W.R. Grace & Co. Mr. Wallace is Chairman of the Board of Med/Waste, Inc., a provider of medical waste management services and Renex Corp., a kidney dialysis provider. He is a director of several private companies and is Chairman of the Dade County Florida Housing Finance Authority.

            Morton L. Weinberger, CPA. Mr. Weinberger has been a director of the
               Company since 1988. Mr. Weinberger, a certified public accountant, has been self-employed as a consultant to various professional organizations for the past twelve years. He provides consulting services for the Company. For the previous twenty-five years, he was engaged in the practice of public accounting. During such period, he was a partner with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, and thereafter BDO Seidman, both public accounting firms.

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

Item 10.    Directors and Executive Officers of the Registrant (continued)
            --------------------------------------------------

            Gary J. Hasbach. Mr. Hasbach became Executive Vice President of
               Sales and Marketing for Premix and Acrocrete on January 1, 1999. Mr. Hasbach was formerly President of Premix and Acrocrete from September 1990 to May 1996. In addition, Mr. Hasbach was a director of the Company from 1993 to February 1997. From May 1996 to December 1997, Mr. Hasbach served as Executive Vice President of Marketing for Florida Tile Industries, Inc., a distributor of tile and flooring products.

            Board of Directors Meetings and Attendance
            ------------------------------------------

                 The Board of Directors met four (4) times in fiscal 1998. Each director attended all of the Board of Directors meetings in 1998, other than Milton Wallace who was not a director in 1998.

            Compensation and Stock Option Committee
            ---------------------------------------

                 Messrs. Ponce, Ferri, Weinberger and Ms. Brock serve on the
            Compensation and Stock Option Committee, with Mr. Ponce serving as Chairman. The Compensation and Stock Option Committee met six (6) times in fiscal 1998. Each member attended all of the meetings.

            Reports Pursuant to Section 16(a) of the Securities and Exchange
            ----------------------------------------------------------------
            Act of 1934
            -----------

                 The Company's officers and directors are required to file Forms
            3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16a-3(e), in 1998 no officer or director failed to file any such report on a timely basis.

Item 11.    Executive Compensation
            ----------------------

            SUMMARY COMPENSATION TABLE
            --------------------------

                 The following table summarizes the compensation paid or accrued for each of the three fiscal years in the period ended December 31, 1998 for the Company's chief executive officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for any fiscal year, (the "Named Executive Officers").

            ----------------------

            SUMMARY COMPENSATION TABLE  (continued)
            --------------------------

                                       Annual Compensation
                                       -------------------               Long-Term
                                                                       Compensation
                                                               Other   ------------
                                                              Annual     Restricted
                     Name and                                 Compen-      Stock
                Principal Position    Year  Salary  Bonus(1)  sation(2)   Awards(3)
                ------------------    ----  ------  --------  ---------  ---------
                Howard L. Ehler Jr.   1998 $120,000  $35,000  $     -     $     -
                 Principal Executive  1997 $100,000   40,000        -      18,750
                 Officer, Executive   1996 $ 98,555   32,000        -       3,500
                 Vice President and
                 Secretary

                Fred H. Hansen        1998 $150,000  $75,000  $     -     $     -
                 President, Premix    1997  117,601   85,000        -      41,667
                 and Acrocrete        1996   37,000   10,000   15,000           -

      (1) Bonuses shown were earned in the year indicated even though actually paid in a subsequent year.

      (2) Except as indicated, none of the named individuals above have received personal benefits or perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in the above table. Mr. Hansen's Other Annual Compensation in 1996 consisted of $15,000 in moving and relocation expenses. Mr. Hansen's employment began September 2, 1996 at an annual salary of $117,601.

      (3) The restricted stock included in the table in 1997 represents the market value of the entire stock award on the date of grant pursuant to the terms of the Company's Restricted Stock Plan, even though no shares were vested as of such date. The values indicated are not necessarily indicative of the actual values which may be realized by the Named Executive Officers. Mr. Ehler's restricted stock is schedule to vest at the rate of 25,000 shares per year over a three year period ending December 31, 1999. Mr. Hansen's restricted stock is scheduled to vest as follows: 33,333 shares in 1997, 66,667 shares in 1998, 33,333 shares in 1999, and 33,334 shares in 2000. The restricted stock becomes vested when and if Plan vesting requirements are attained. Dividends are paid on the restricted stock at the same time and same rate as paid to all Common Stockholders and such shares may be voted. In 1998, the Company released all restricted stock from the Restricted Stock Plan and reissued the stock to the named executives.

            Compensation Agreements
            -----------------------

            The Company is party to a one year renewable employment agreement, (the "Employment Agreement") with Howard L. Ehler, Jr. (the "Executive"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current base salary of $120,000. The Employment Agreement provides for automatic renewal for additional one year periods on July 1st of each year, unless the Company or Executive notifies the other party of such party's intent not to renew at

            ----------------------

            SUMMARY COMPENSATION TABLE  (continued)
            --------------------------

      least 90 days prior to each June 30 of the initial term and any extended term thereafter. The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Compensation Committee.

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

            Options Granted in Year Ended December 31, 1998
            -----------------------------------------------

            No options were granted to the Named Executive Officers during the year ended December 31, 1998.

            Aggregated Option Exercises in Year Ended December 31, 1998
            -----------------------------------------------------------

            No options were exercised by the Named Executive Officers during the year ended December 31, 1998 and no unexercised options were outstanding at December 31, 1998.

            Director Compensation

            During the year ended December 31, 1998, each director received an annual retainer of $6,000, payable in quarterly installments. Effective June 1, 1994 and January 1, 1995, the Company entered into separate consulting agreements with Messrs. Ferri and Weinberger, and Ms. Brock, respectively, to provide various management consulting services to the Company. Each Agreement provides for monthly fees of $833 and may be terminated upon 60 days notice by either party.

            On May 29, 1998, each director received 25,000 shares of the Company's common stock. The average of the bid and asked market price on said date was $.40 per share. Commencing September 1994 Mr. Ponce was provided the use of a Company car at a current cost of approximately $786 per month.

            Compensation Committee Interlocks and Insider Participation
            -----------------------------------------------------------

            During the year ended December 31, 1998, the Compensation and Stock Option Committee consisted of Messrs. Ponce, Ferri, Weinberger and Ms. Brock. None of these directors has been an officer or employee of the Company or its subsidiaries during the last ten years, except Ms. Brock, who was formerly Vice President of Premix and Acrocrete until December 31, 1994. There are no other relationships required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

            The following table sets forth certain information as of March 10, 1999 with respect to the beneficial ownership of the Company's common stock by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

                                                    Shares (1)       Percent
                                               Beneficially Owned  of Class (2)
                                               ------------------  ------------

            Maureen P. Ferri                        656,981            8.0%
              7335 Old Elm Drive,
              Hialeah, Fl 33015
            Lisa M. Brock                           296,506 (3)        3.6
            Howard L. Ehler, Jr.                    268,245            3.3
            Leonard C. Ferri                        238,200            2.9
            Fred H. Hansen                          220,000            2.7
            S. Daniel Ponce                         551,966 (4)        6.6
            Milton J. Wallace                             -              -
            Morton L. Weinberger                    199,210            2.4

            All directors and officers
              as a group (9 persons)              2,030,645 (5)       24.2

-----------------

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------
            (continued)


      (1) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

      (2) The percent of class for common stockholders is based upon 8,182,571 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

      (3) Includes 50,000 shares of common stock issuable upon exercise of warrants.

      (4) Includes 150,000 shares of common stock issuable upon exercise of warrants.

      (5) Includes 200,000 shares of common stock issuable upon the exercise of warrants.


Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

                 The law firm of Hanzman, Criden, Chaykin, Ponce & Heise, P.A.
            in which Mr. Ponce, the Company's Chairman of the Board, is a stockholder, currently serves as general counsel to the Company for which the firm received $86,000 in 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a) The following documents are filed as part of this report:

          1.  Financial Statements:                                       Page
              ---------------------                                       ----

              Imperial Industries, Inc. and Subsidiaries:

               Report of Independent Certified Public Accountant           19

               Consolidated Balance Sheets - December 31, 1998 and 1997    20

               Consolidated Statements of Operations - Years Ended
                December 31, 1998, 1997 and 1996.                          21

               Consolidated Statement of Changes of Common Stock and
                Other Stockholders' Deficit -  Three Years Ended
                December 31, 1998.                                         22

               Consolidated Statements of Cash Flows -
                Years ended December 31, 1998, 1997 and 1996               23

               Notes to Consolidated Financial Statements                  24

          2.  Financial Statement Schedules:
              -----------------------------

              II - Valuation and Qualifying Accounts and Reserves          49

          3.  Exhibits
              --------

              Incorporated by reference to the Exhibit Index at the
              end of this Report.                                          50

          (b) Reports on Form 8-K:
              No Form 8-K Reports were filed during the last quarter of the period covered by this Report.

                                   Schedule II


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1998, 1997 and 1996

                                                        Charged     Charged
                                            Balance     to cost    to other              Balance at
                                           beginning      and      accounts-  Deductions- end of
       Description                         of period    expenses   describe   describe     period
       -----------                         ---------    --------   --------   --------     ------
Year ended December 31, 1998:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $176,000    $154,000   $  -    $130,000(A)    $200,000
                                         -----------  ----------  -----   ---------    -----------
Year ended December 31, 1997:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $145,000    $126,000   $  -     $95,000(A)    $176,000
                                         -----------  ----------  -----   ---------    -----------

Year ended December 31, 1996:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                    $139,000    $99,000    $  -     $93,000(A)    $145,000
                                         -----------  ----------  -----   ---------    -----------



(A) Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.


Exhibit No.                         Description
----------                          -----------

   2.1 Agreement and Plan of Merger, by and between Imperial Industries, Inc. and Imperial Merger Corp. dated October 12, 1998 (Form S-4 Registration Statement, Exhibit 2).

   3.1 Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).

   3.3      By-Laws of the Company, (Form S-4 Registration Statement, Exhibit
             3.2).

   4.1 Form of Common Stock Purchase Warrant issued to Auerbach, Pollak & Richardson, Inc., (Form S-4 Registration Statement, Exhibit 4.1).

   4.2      Form of 8% Subordinated Debenture, (Form S-4 Registration Statement,
             Exhibit 4.2).

   4.3 Warrant Agreements as of June 22, 1988 between the Company and two of its directors, S. Daniel Ponce and Lisa M. Brock, formerly Lisa
             M.  Thompson. (Form 8-K dated June 29, 1988, File No.  1-7190,
             Exhibit 10.3)

  10.1      Financing Agreements, dated as of June 20, 1988 between Premix and Congress. (Form 8-K dated June 29, 1988, File No. 1-7190,
             Exhibit 10.2)

  10.2      Amendment, dated January 12, 1998 to the Financing Agreement filed September 4, 1998, (Form S-4 Registration Statement,
             Exhibit 10.1 (ii).

  10.3      1979 Non-Qualified Stock Option Plan (Registrant Statement No.  2-
             69479, Exhibit 1.D).

  10.4      1984 Stock Option Plan (Form 10-K, year ended December 31, 1984,
             File No. 1-7190, Exhibit 10.5)

  10.5      Agreement dated as of May 16, 1989, between the Company and four insurance companies, relating to the defense and indemnity of asbestos related personal injury claims against Premix. (Form 10-Q, quarter ended September 30, 1989, File No. 1-7190, Exhibit 10)

  10.6      Employment Agreement dated July 26, 1993 between Howard L.  Ehler,
             Jr. and the Company. (Form 8-K dated July 26, 1993)

                                   EXHIBIT INDEX

Exhibit No.                       Description
----------                        -----------

  10.7      Employment Agreement dated July 3, 1996 between Fred H. Hansen and the Company, (Form S-4 Registration Statement, Exhibit 10.3).

  10.8      Restricted Stock Plan, (Form S-4 Registration Statement, Exhibit
             10.4).

  10.9      License Agreement between Bermuda Roof Company and Premix
             Marbletite Manufacturing Co., (Form S-4 Registration Statement,
             Exhibit 10.5).

  *11       Statement recomputation of earnings per share.

  *21       Subsidiaries of the Company

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IMPERIAL INDUSTRIES, INC.



March 29, 1999              By: /s/ Howard L. Ehler, Jr.
                                -----------------------------------------------
                                Howard L. Ehler, Jr., Executive Vice President/
                                         Principal Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ S. Daniel Ponce        Chairman of the Board of           March 29, 1999
-----------------------
S. Daniel Ponce            Directors


/s/ Lisa M. Brock          Director                           March 29, 1999
-----------------------
Lisa M. Brock


/s/ Leonard C. Ferri       Director                           March 29, 1999
-----------------------
Leonard C. Ferri


/s/ Milton J. Wallace      Director                           March 29, 1999
-----------------------
Milton J. Wallace


/s/ Morton L. Weinberger   Director                           March 29, 1999
-----------------------
Morton L. Weinberger


/s/ Howard L. Ehler, Jr.   Executive Vice President,          March 29, 1999
-----------------------    Secretary, Principal
Howard L. Ehler, Jr.       Executive Officer and
                           Chief Financial Officer


/s/ Betty J.Murchison      Assistant Vice President           March 29, 1999
-----------------------    and Principal Accounting
Betty J. Murchison         Officer