Form 10-Q
period 1999-03-31
IMPERIAL INDUSTRIES INC
filed 1999-05-17
CIK 49930

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number    1-7190
                          ------

                           IMPERIAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                65-0854631
--------------------------------------------------------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

          1259 Northwest 21ST Street, Pompano Beach Florida 33069-4114
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (954)917-4114
                                                        ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO __

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 5, 1999: 8,182,571

     Total number of pages contained in this document:  26

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index

                                                                      Page No.
                                                                      --------

Part I.   Financial Information

          Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998                           3


          Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and 1998                     4


          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998                   5-6


          Notes to Consolidated Financial Statements                   7-18


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     19-23



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     24


          Item 6.  Exhibits and Reports on Form 8-K                      24

          Signatures                                                     26

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                            March 31,      December 31,
   Assets                                                      1999            1998
   ------                                                      ----            ----
Current assets:
  Cash and cash equivalents                               $    864,000    $  1,097,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $240,000 in 1999 and $200,000 in 1998)                    3,214,000       2,535,000
  Inventories                                                1,612,000       1,374,000
  Deferred taxes                                               406,000         505,000
  Other current assets                                         288,000          15,000
                                                          ------------   -------------
     Total current assets                                    6,384,000       5,526,000
                                                          ------------   -------------

Property, plant and equipment, at cost                       2,654,000       2,517,000
 Less accumulated depreciation                              (1,208,000)     (1,182,000)
                                                          ------------   -------------
     Net property, plant and equipment                       1,446,000       1,335,000
                                                          ------------   -------------

Deferred taxes                                                 615,000         615,000
                                                          ------------   -------------

Other assets                                                    72,000          85,000
                                                          ------------   -------------
                                                          $  8,517,000    $  7,561,000
                                                          ============   =============


   Liabilities and Common Stock and other Stockholders' Equity
   -----------------------------------------------------------

Current liabilities:
  Notes payable                                           $  1,319,000    $    780,000
  Current portion of long-term debt                            134,000         123,000
  Accounts payable                                           1,842,000       1,300,000
  Payable to stockholders                                      267,000         733,000
  Accrued expenses and other liabilities                       269,000         151,000
                                                          ------------   -------------
     Total current liabilities                               3,831,000       3,087,000
                                                          ------------   -------------

Long-term debt, less current maturities                      1,345,000       1,316,000
                                                          ------------   -------------

Obligation for appraisal rights                                877,000         877,000
                                                          ------------   -------------

Commitments and contingencies                                       --              --
                                                          ------------   -------------

Common stock and other stockholders' equity:
 Common stock, $.01 par value 20,000,000
  shares authorized; 8,182,571 issued at
  March 31, 1999 and December 31, 1998
  respectively                                                  82,000          82,000
 Additional paid-in-capital                                 13,507,000      13,507,000
 Accumulated equity                                        (11,019,000)    (11,202,000)
                                                          ------------   -------------
                                                             2,570,000       2,387,000
 Less cost of shares in treasury (47,863
  shares at March 31, 1999 and December 31, 1998)             (106,000)       (106,000)
                                                          ------------   -------------
     Total common stock and other
       stockholders' equity                                  2,464,000       2,281,000
                                                          ------------   -------------
                                                          $  8,517,000    $  7,561,000
                                                          ============   =============

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                        --------------------------
                                             1999          1998
                                             ----          ----
Net sales                               $ 5,738,000    $ 4,111,000

Cost of sales                             4,003,000      2,791,000
                                        -----------   ------------
     Gross profit                         1,735,000      1,320,000

Selling, general and
 administrative expenses                  1,371,000      1,046,000
                                        -----------   ------------

     Operating income                       364,000        274,000
                                        -----------   ------------

Other income (expense):
   Interest expense                         (84,000)       (64,000)
   Miscellaneous income                       2,000         71,000
                                        -----------   ------------
                                            (82,000)         7,000
                                        -----------   ------------

      Income before income taxes            282,000        281,000

Income tax expense                          (99,000)       (98,000)
                                        -----------   ------------

Net income                                  183,000        183,000

Less: Dividends on redeemable
        preferred stock                          --        (83,000)
                                        -----------   ------------

      Net income applicable to common
       stockholders                     $   183,000    $   100,000
                                        ===========   ============


Basic earnings per common share         $       .02    $       .02
                                        ===========   ============

Diluted earnings per common share       $       .02    $       .02
                                        ===========   ============

Weighted average common shares            8,182,571      6,483,961
                                        ===========   ============

Weighted average common shares and
 potentially dilutive shares              8,532,571      6,707,961
                                        ===========   ============

           See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                       March 31,
                                                                                 1999          1998
                                                                                 ----          ----
                                                                                     (Unaudited)
Cash flows from operating activities:
    Net income                                                               $   183,000    $   183,000

    Adjustments to reconcile net income
    to net cash (used in) provided by:
      Depreciation                                                                49,000         39,000
      Amortization                                                                 4,000          5,000
      Debt issue discount                                                         15,000             --
      Provision for doubtful accounts                                             39,000         18,000
      Income tax expense                                                          99,000         98,000
      (Gain) loss on disposal of fixed assets                                      1,000         (3,000)
      Compensation expense - issuance of stock                                        --          9,000

      (Increase) decrease in:
        Accounts receivable                                                     (719,000)      (602,000)
        Inventory                                                               (238,000)      (230,000)
        Prepaid expenses and other assets                                       (264,000)      (254,000)

      Increase (decrease) in:
        Accounts payable                                                         542,000        492,000
        Payable to stockholders                                                 (466,000)            --
        Accrued expenses and other liabilities                                   118,000         37,000
                                                                             -----------    -----------
       Total adjustments to net income                                          (820,000)      (391,000)
                                                                             -----------    -----------

        Net cash used in operating activities                                   (637,000)      (208,000)
                                                                             -----------    -----------

Cash flows from investing activities
    Purchases of property, plant
     and equipment                                                              (165,000)      (307,000)
    Proceeds received from sale of
     property and equipment                                                        4,000          6,000
                                                                             -----------    -----------
    Net cash used in investing activities                                       (161,000)      (301,000)
                                                                             -----------    -----------

Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                                                 539,000        357,000
    Proceeds from issuance of long-term debt                                      60,000        226,000
    Repayment of long-term debt                                                  (34,000)       (44,000)
                                                                             -----------    -----------

     Net cash provided by financing activities                                   565,000        539,000
                                                                             -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                                              (233,000)        30,000

Cash and cash equivalents beginning of period                                  1,097,000        552,000
                                                                             -----------    -----------

Cash and cash equivalents end of period                                      $   864,000    $   582,000
                                                                             ===========    ===========


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                       March 31,
                                                                                 1999          1998
                                                                                 ----          ----
                                                                                     (Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the three months for:
  Interest                                                                       $50,000        $62,000
                                                                             ===========    ===========

Non-cash transactions:
  During the three months ended March 31,
  1998, 58,333 (shares vested under
  the Company's Restricted Stock Plan) were
  issued to officers of the Company                                              $     -        $ 9,000
                                                                             ===========    ===========


          See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


(1)   Interim Financial Statements
      ----------------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(2)   Merger
      ------

           On December 17, 1998, the Company's stockholders approved a Plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger") with the Merger becoming effective December 31, 1998,, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

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

           Holders of 219,021 shares of the preferred stock retired (the "Exchanging Shareholders"), with a carrying value of $2,190,000, elected to convert their shares into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% three-year $8.00 subordinated debenture and five shares of the Company's common stock. In connection with the Exchanging Shareholders

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-

(2)   Merger (continued)
      ------

      election, the Company was required to pay cash of $733,000 which was presented as Payable to Stockholders in the accompanying consolidated balance sheet at December 31, 1998. The Company was also required to issue $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. The total fair value of the cash, debentures and common stock to be exchanged with the Exchanging Shareholders was $2,171,000. Had the Exchanging Shareholders elected to convert their shares under the provisions of the preferred stock's governing instrument, they would have received 251,655 shares of common stock with a fair value of $101,000. The excess of the total fair value of cash, debentures and common stock to be exchanged with the Exchanging Shareholders, over the fair value which the Exchanging Shareholders would have received under the preferred stock's original conversion provisions represented a conversion charge of $2,070,000 to accumulated deficit and a reduction in net income applicable to common stockholders in the consolidated statement of operations for the year ended December 31, 1998. In addition, conversion of the 219,021 preferred shares resulted in a credit to additional paid-in capital of $5,835,000.

          Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Under Delaware law, the Dissenting Shareholders are entitled to petition the Delaware Chancery Court to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each such share would be entitled to receive the cash, the $8.00 subordinated debenture and the five shares of common stock described under option (b) in the preceding paragraph. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheet at December 31, 1998, and March 31, 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. In addition, elimination of the 81,100 preferred shares and accrued dividends on such shares resulted in a credit to accumulated deficit, and an addition to net income applicable to common stockholders of $1,095,000 at December 31, 1998.

          At March 31, 1999 cash payable to stockholders was reduced to $267,000 from $733,000 at December 31, 1998, as a result of satisfying the cash requirements due to Exchanging Shareholders who had submitted their preferred stock to the Company for the merger consideration. Subsequent to March 31, 1999, the Company forwarded an additional

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(2)   Merger (continued)
      ------

      $219,000 to its transfer agent to satisfy the cash requirements of other Exchanging Shareholders submitting their shares of preferred stock.

          On April 27, 1999, certain Dissenting Shareholders filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the Effective Date.

          In connection with the Merger, all outstanding stock purchase warrants were converted into warrants with identical terms exerciseable for shares of the Company's common stock.

            Also, in connection with the Merger, the Company issued 150,000 common stock purchase warrants to its investment banker, exercisable at $.38 per share until December 31, 2003. Costs of the Merger aggregated approximately $456,000 and were charged to the 1998 Consolidated Statement of Operations.

(3)   Revenue Recognition Policy
      --------------------------

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(4)   Cash Equivalents
      ----------------

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at March 31, 1999 and December 31, 1998 are short term time deposits of $269,000 and $267,000, respectively.

(5)   Income Tax Policy
      -----------------

           The Company has adopted the liability method for determining its income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled; valuation allowoances are provided against assets that are not likely to be realized.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-



(6)   Notes Payable
      -------------

           Included in notes payable at March 31, 1999, is $1,319,000 which represents the amount outstanding under a $3,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 2% (9-3/4% at May 5, 1999) and expires June 19, 2000, subject to annual renewal. At March 31, 1999, the line of credit limit available for borrowing aggregated $3,000,000, of which $1,319,000 had been borrowed. For the three months ended March 31, 1999 and 1998, the maximum borrowings at any month end were $1,319,000 and $1,070,000 respectively. The average month end amount outstanding during the three month periods ended March 31, 1999 and 1998 were $913,000 and $935,000, respectively.


(7)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

           Included in long-term debt at March 31, 1999, are two mortgage loans, collateralized by real property, in the amounts of $303,000 and $157,000, respectively, less current installments of $61,000. As of May 3, 1999, interest rates on such mortgage loans were 7 1/2% and 12%, respectively.

           In connection with the Merger described in Note 2, the Company issued 123,120 8% subordinated debentures with a face amount value of $984,960 effective December 31, 1998. Each debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the debentures at March 31, 1999 is $822,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

            Other long-term debt in the aggregate amount of $197,000, less current installments of $73,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2003.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-


(8)   Income Taxes and Tax Credit Carryforwards
      -----------------------------------------

           At March 31, 1999, the deferred tax asset of $1,021,000 primarily consists of the tax effect of net operating loss carryforwards of $9,200,000 less a valuation allowance of $2,200,000. Net operating losses of approximately $6,700,000 expire thru 2000, the balance expires in varying amounts through 2009.

           During 1998, the Company recognized $927,000 of deferred tax assets as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. The remaining deferred tax assets are fully reserved at December 31, 1998. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at March 31, 1999 and December 31, 1998 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the three months ended March 31, 1999 and 1998, the Company recognized income tax expense of $99,000 and $98,000, respectively, representing income before taxes at the statutory rate of 35%.


(9)   Capital Stock
      -------------

      (a)  Common Stock
           ------------

                At March 31, 1999, the Company had outstanding 8,182,571 shares (net of Treasury shares) of Common Stock $.01 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

                Effective December 31, 1998, in connection with the Merger, the Company's former Preferred Stockholders received 1,574,610 shares of common stock and other consideration in exchange for their preferred stock. See Note (2) Merger.

                In May 1998, the Company issued from treasury an aggregate of 100,000 shares of common stock to its Directors as part of their compensation for services rendered.

                In April 1998, an aggregate of 24,000 shares of Common Stock were issued to employees of the Company upon the exercise of

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-

(9)   Capital Stock (continued)
      -------------

           stock options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $2,400.

      (b)  Preferred Stock
           ---------------

                The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share, none of which are issued as of March 31, 1999. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series.

      (c)  Redeemable Preferred Stock-$1.10 Cumulative Convertible Series
           --------------------------------------------------------------

                Until December 31, 1998 the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock were entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock were entitled to vote as a separate class with regard to the issuance of any equity securities which ranked senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock was entitled to cumulative quarterly dividends at the rate of $1.10 per annum and was convertible into 1.149 shares of Common Stock. The liquidation preference of the Preferred Stock was $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock was callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

                The Company had omitted dividends on its Preferred Stock since the fourth quarter of 1985 aggregating $4,292,000 through September 30, 1998. The omission of Preferred Stock dividends was a reduction in net income applicable to common stockholders and had been recorded as non-current liabilities on the Company's consolidated balance sheets.

                The Preferred Stock was subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. Through December 31, 1998, an aggregate of 359,879 shares of Preferred Stock were converted into 1,199,557 shares of Common Stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-

(9)   Capital Stock (continued)
      -------------

      (c) Redeemable Preferred Stock-$1.10 Cumulative Convertible Series
          --------------------------------------------------------------
          (continued)


                 The Company did not redeem any shares of Preferred Stock as required on April 1, 1991 or any year thereafter. Under the provisions of the sinking fund requirements, if an annual sinking fund requirement was not met, it was added to the requirements for the next year.

                The Company was prohibited from paying any cash dividends on Common Stock and from purchasing or otherwise acquiring for value, any shares of either Preferred or Common Stock, while the Company was in default in the payment of any dividends on the Preferred Stock and the sinking fund requirements were in arrears.

              Effective December 31, 1998, all outstanding shares of Preferred Stock were retired and all accumulated dividends were eliminated as a result of the Merger.

      (d)  Warrants
           --------

              At March 31, 1999, the Company had the following outstanding series of warrants:

           (i) 200,000 warrants. Each warrant entitles the holder to purchase one share of Common Stock at $.10 per share until June 29, 2000. Two directors acquired 150,000 and 50,000 warrants, respectively, in connection with a $400,000 financing in 1988. The loan has since been repaid by the Company.

           (ii) 150,000 warrants. In January 1999 the Company issued 150,000 warrants to its investment banker for financial advisory services in connection with the Merger. Each warrant entitles the holder to purchase one share of common stock until December 31, 2003 at $.38 per share.


(10)  Earnings Per Share of Common Stock
      ----------------------------------

           The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128) which requires that dual presentation of basic and diluted earnings per share for the years ending after December 15, 1997. Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends accumulated during the year ("net income applicable to common stockholders"), by the weighted average number of shares of common stock outstanding each year. Diluted earnings per common share

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(10)  Earnings Per Share of Common Stock (continued)
      ----------------------------------

      is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. In accordance with the provision of FAS 128, the Company has retroactively restated earnings per common share.

(11)  Commitments and Contingencies
      -----------------------------

         (a) Premix has not been a defendant in any asbestos lawsuits since April 1996 when it was dismissed from 27 cases then pending in various circuit courts in Alabama and Florida.

              The Company and Premix are parties to an Interim Agreement with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for the pending and future asbestos claims. The Agreement expires on May 15, 1999, and is subject to cancellation upon sixty days notice by any party.

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

              Acrocrete was a co-defendant in a lawsuit captioned "Stephen P. Zabow, II and Karen I. Zabow, et al. vs. M/I Schottenstein Homes, Inc. ("Schottenstein"), et al., Heiner Construction Company, and Acrocrete, Inc.", filed October 2, 1996 in Wake County, North Carolina. The lawsuit against Acrocrete and the other parties alleged negligent misrepresentation, breach of warranty, fraud, unfair and deceptive trade practices and requested punitive damages. In October 1997, the plaintiffs voluntarily dismissed Acrocrete with prejudice as a result of the plaintiffs' settlement with the general contractor defendant, Schottenstein.

              However, in October 1997, Schottenstein filed a lawsuit captioned "M/I Schottenstein Homes v. Acrocrete, et al.", ostensibly seeking

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)     Commitments and Contingencies (continued)
         -----------------------------

         indemnity and/or contribution from Acrocrete, and other defendants, in connection with its settlement with the Zabow plaintiffs as well as other homeowners. The lawsuit involved claims by owners of 52 homes constructed by Schottenstein, that the use of synthetic stucco in the system construction of the exterior finish of their homes caused moisture intrusion damage, to which Scottenstein received an assignment of any claims which the homeowners may have against any other contractors, subcontractors, material men, or suppliers. Based upon the allegations, the Court severed this lawsuit into 52 separate actions. Acrocrete's insurance carriers accepted coverage and were providing a defense under a reservation of rights.

              On October 6, 1998, Acrocrete, Schottenstein as well as all codefendants, agreed to settle all pending claims. Acrocrete's insurers paid $102,000 to Schottenstein's insurer, without contribution from Acrocrete, in order to avoid the significant costs associated with litigating these 52 actions. As of March 15, 1999, all 52 of these actions were dismissed with prejudice, as a result of Stipulations which were executed and filed by all parties.

              In addition, nineteen similar lawsuits are pending against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

              The Company's insurance carriers have accepted coverage for twelve of the above claims and are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other seven recently filed remaining claims. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

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

              In response to the alleged defects and in compliance with modified building codes adopted in North Carolina and Georgia. Acrocrete, together with many other manufacturers of synthetic stucco wall systems, has developed modified wall systems that allow the drainage of incidental moisture that may enter the wall system. Most manufacturers continue to produce the traditional (i.e., face-sealed) stucco systems and in commercial construction, estimated to account for more than 50% of product sales, the traditional system is still the product of choice.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)     Commitments and Contingencies (continued)
         -----------------------------

         The alleged defects have occurred in the residential construction market. To the Company's knowledge, in the commercial market, where methods of construction and quality control are monitored more closely than in the residential market, the alleged drainage problem has not occurred.

               Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

            On April 27, 1999, certain Dissenting Shareholders owning shares of the Company's preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the Effective Date of the Company's Merger. (See Note 2 to Notes to Consolidated Financial Statements).

      (b)   Leases
            ------

            The Company pays aggregate annual rent of approximately $248,000 for its current operating facilities. The leases expire at various dates ranging from April 30, 1999 to August 31, 2008. The Company is presently negotiating a lease agreement at a new facility to replace the facility for which the lease expired April 30, 1999. The Company is currently operating on a month-to-month basis at this location. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

      (c) Howard L. Ehler, Jr. ("the Executive") is employed by the Company pursuant to a one year renewable agreement (the "Employment Agreement"). Mr. Ehler serves as Executive Vice President and Chief Financial Officer of the Company at a current annual base salary of $130,000. The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Company's Compensation Committee.

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)  Commitments and Contingencies (continued)
      -----------------------------

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

            In addition, Mr. Ehler was issued 75,000 shares of Common Stock of the Company on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. On January 21, 1998 and December 31, 1998, 25,000 and 50,000 shares, respectively, were released and reissued to Mr. Ehler free of restrictions.

      (d) During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hansen presently receives an annual base salary of $100,000 and a bonus based upon earnings performance of the Subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of common stock in February 1997. In addition. Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. On January 21, 1998 and December 31, 1998, 33,333 and 133,334 shares, respectively, were released and reissued to Mr. Hansen free of restrictions. Also Mr Hansen is entitled to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance.

      (e) Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. Possible year 2000 problems create a risk for a company in that unforeseen problems in its own computer systems or those of its third party suppliers could have a material impact on a company's ability to conduct its business operations. The purpose of the Company's program is to identify significant year 2000 exposures and too update its computer systems and business operations to deal with those exposures. Any internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000 are not expected to be material to the Company's operating results. The Company believes the software used in its internal operations is 2000 year compliant.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(12)  Stock Based Compensation
      ------------------------

            In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123). SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, established a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company has adopted the disclosure requirement provisions of SFAS 123 in 1996. However, the Company has retained the intrinsic value method of accounting for stock based compensation, based on APB Opinion No. 225. Had the fair value based accounting provisions of SFAS 123 been adopted, the effect would not be significant.


(13)  Fair Value of Financial Instruments
      -----------------------------------

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

            Results of Operations
            ---------------------

            Three Months Ended March 31, 1999 Compared to 1998
            --------------------------------------------------

                 Net sales for the three months ended March 31, 1999 increased
            $1,627,000, or approximately 39%, compared to the same period in 1998. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets. The sales of Acrocrete products derived from the Company's new distribution outlets in Tampa, Florida, acquired February 1, 1998, and Dallas, Georgia, opened July 1, 1998, accounted for approximately $842,000 of the increase in sales.

                 Gross profit as a percentage of net sales for the first quarter of 1999 was approximately 30%, compared to 32% in the first quarter of 1998. The decrease in gross profit margins was principally due to a greater proportion of sales of lower gross margin products, including certain complementary products manufactured by other companies sold through the Company's distribution facilities. The Company is attempting to increase gross profit margins through the Company's recent relocation of certain of its manufacturing facilities and modifications made to manufacturing processes to gain greater production efficiency.

                 Selling, general and administrative expenses as a percentage of net sales for the first quarter of 1999 was approximately 24% in 1999 compared to 25% for the same period last year. Selling, general and administrative expenses increased $325,000, or approximately 31% in 1999 compared to 1998. The increase in expenses was primarily due to additional sales and delivery expenses associated with servicing the increased volume of business and costs related to the Company's new distribution facilities in

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations (continued)
           -------------------------

           Results of Operations (continued)
           ---------------------

           Three Months Ended March 31, 1999 Compared to 1998 (continued)
           --------------------------------------------------

           Tampa, Florida and Dallas, Georgia. In addition, 1999 first quarter expenses included interest costs and amortization of debt discount costs in the amount of $34,000 associated with the issuance of Subordinated Debentures in connection with the Company's merger at December 31, 1998.

                Miscellaneous income for the three months ended March 31, 1998 included $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities.

                In the three months ended March 31, 1999 and 1998 the Company recognized income tax expense of $99,000 and $98,000 respectively, representing income before taxes at the statutory rate of 35%.

                As a result of the above factors and after giving effect to preferred stock dividends accrued, but not paid in 1998, the Company derived net income applicable to common stockholders of $183,000, or $.02 per share in 1999, compared to net income of $100,000, or $.02 per share, in 1998. Net income applicable to common stockholders includes charges of $83,000in the 1998 first quarter period for unpaid cumulative dividends on preferred stock which was eliminated effective December 31, 1998.

           Liquidity and Capital Resources
           -------------------------------

                At March 31, 1999, the Company had working capital of approximately $2,553,000 compared to working capital of $2,439,000 at December 31, 1998. As of March 31, 1999, the Company had cash and cash equivalents of $539,000.

                 The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $3,000,000 line of credit with a commercial lender scheduled to expire on June 19, 2000. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 1999, $1,319,000 had been borrowed against $3,000,000 in available lines of credit.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who

Item 7.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations (continued)
           -------------------------

           Liquidity and Capital Resources (continued)
           -------------------------------

           have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. The Company presently owns and operates five warehouse distribution outlets. Accounts receivable at March 31, 1999 was $3,454,000 compared to $2,735,000 at December 31, 1998. The increase in receivables of $719,000, or approximately 21%, was primarily related to higher sales levels prevalent during the period preceding March 31, 1999, as compared to the same three month period preceding December 31, 1998, and to a lesser extent, slower payment practices from certain of the Company's customers.

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

                 In accordance with the merger agreement, the Company is
            required to issue to the holders of 219,021 shares of preferred stock an aggregate of $984,960 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and pay $732,550 in cash to the former preferred shareholders. At March 31, 1999, the Company had paid $465,000 of such cash amount from cash proceeds derived from its line of credit. Subsequent to March 31, 1999, the Company borrowed an additional $219,000 from its line of credit for payment to the preferred shareholders. Holders representing 81,100 preferred shares have elected dissenters rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock but reserved the equivalent of the estimated value of option (b) above, since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 27, 1999. Expenses associated with the merger aggregated approximately $456,000 and were charged to expense in the 1998 Consolidated Statement of Operations. The cash payable to the former preferred shareholders not yet paid is presented as cash payable to stockholders on the Company's Balance Sheet as at March 31, 1998. Management believes that cash available from unused borrowings under its line of credit, cash

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources (continued)
            -------------------------------

            from operations, together with the strengthening of its balance sheet as a result of the merger, will provide it with sufficient financial flexibility and liquidity to fund both its ongoing operations and the obligations associated with the merger, including any payments to dissenting stockholders.

                 The Company's common stockholders' equity of $2,464,000 at
            March 31, 1999, compared to a common stockholders' deficit of $4,441,000 at December 31, 1997, resulted from the financial effect of the merger, principally the elimination of the preferred stock and the accumulated unpaid accrued dividends thereon, and net income derived in 1998.

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

                 The Company has no material capital expenditures planned for the next twelve months, other than expenditures that the Company intends to spend to upgrade the Company's facilities and maintain its equipment to support its operations. Management estimates it will require a cash investment of approximately $150,000 to fund these improvements in 1999. Effective April 1, 1999, the Company opened a new leased distribution facility in Gadsden, Alabama for a nominal capital investment. The Company expects working capital requirements of approximately $150,000 to $200,000 will be funded under the Company's line of credit. The Company presently is evaluating the feasibility of opening other warehouse distribution facilities. Capital needs associated with opening any additional facilities cannot be estimated at this time.

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

                  This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act

  Item 7.  Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations (continued)
           -------------------------

           Liquidity and Capital Resources (continued)
           -------------------------------

           of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; and availability of qualified personnel; labor and employee benefit costs.


           Year 2000 Issues
           ----------------

               Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. The year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize dates and date- sensitive information on and beyond January 1, 2000. In 1997, the Company began to assess the vulnerability of its systems to the year 2000 problem. Based on such assessment, the Company has developed a year 2000 compliance plan, under which all key information systems are being tested, and non-compliant software replaced. The Company expects to complete testing and verification of such systems for year 2000 compliance during 1999. The Company is also surveying the year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with the Company's systems or could otherwise impact the Company's operations.

              The Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations. The most reasonable likely worst case scenario of failure by the Company, or its customers, or suppliers, to resolve the year 2000 problem would be a temporary slowdown of operations at one or more of the Company's facilities and temporary inability on the part of the Company to timely process orders and billing and deliver finished products to its customers. The Company is currently considering and identifying various contingency options, including manual alternatives to systems operations, which would minimized the risk of any unresolved year 2000 problems of their operations.

               The Company believes any internal staff costs, replacement of systems and consulting expenses to prepare the systems for the year 2000 will not be material to the Company's operating results, liquidity or financial position.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information



Item 1.     Legal Proceedings
            -----------------

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

  Exhibit No.                         Description
  -----------                         -----------

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
               69479, Exhibit 1.D).

  10.4        1984 Stock Option Plan (Form 10-K, year ended December 31, 1984,
               File No. 1-7190, Exhibit 10.5)

  10.5        Agreement dated as of May 16, 1989, between the Company and four insurance companies, relating to the defense and indemnity of asbestos related personal injury claims against Premix. (Form 10-Q, quarter ended September 30, 1989, File No. 1-7190, Exhibit 10)

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information
                                   (continued)


Item 6.  Exhibits and Reports on Form 8-K (continued)
         --------------------------------


Exhibit No.                       Description
----------                        -----------

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

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                       -------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /S/ Betty Jean Murchison
                                       -------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


May 14, 1999