Form 10-Q
period 1999-06-30
IMPERIAL INDUSTRIES INC
filed 1999-08-13
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ____________

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

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 2, 1999: 8,182,571

     Total number of pages contained in this document:  27

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                    Index

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

          Consolidated Balance Sheets
           June 30, 1999  and December 31, 1998                           3

          Consolidated Statements of Operations
           Six Months and Three Months Ended June 30, 1999
           and 1998                                                       4

          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998                      5-6

          Notes to Consolidated Financial Statements                   7-18

          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     19-24

Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     25

          Item 6.  Exhibits and Reports on Form 8-K                      25

          Signatures                                                     27



                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                    June 30,         December 31,
   Assets                                                                             1999               1998
   ------                                                                             ----               ----
                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                                       $    883,000    $  1,097,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $286,000 in 1999 and $200,000 in 1998)                                            3,031,000       2,535,000
  Inventories                                                                        1,894,000       1,374,000
  Deferred taxes                                                                       268,000         505,000
  Other current assets                                                                 297,000          15,000
                                                                                --------------   -------------
     Total current assets                                                            6,373,000       5,526,000
                                                                                --------------   -------------

Property, plant and equipment, at cost                                               2,742,000       2,517,000
 Less accumulated depreciation                                                      (1,238,000)     (1,182,000)
                                                                                --------------   -------------
     Net property, plant and equipment                                               1,504,000       1,335,000
                                                                                --------------   -------------

Deferred taxes                                                                         615,000         615,000
                                                                                --------------   -------------

Other assets                                                                            82,000          85,000
                                                                                --------------   -------------
                                                                                  $  8,574,000    $  7,561,000
                                                                                ==============   =============

   Liabilities and Stockholders' Equity
   ------------------------------------

Current liabilities:
  Notes payable                                                                   $  1,981,000    $    780,000
  Current portion of long-term debt                                                    138,000         123,000
  Accounts payable                                                                   1,238,000       1,300,000
  Payable to stockholders                                                               48,000         733,000
  Accrued expenses and other liabilities                                               228,000         151,000
                                                                                --------------   -------------
     Total current liabilities                                                       3,633,000       3,087,000
                                                                                --------------   -------------

Long-term debt, less current maturities                                              1,342,000       1,316,000
                                                                                --------------   -------------

Obligation for appraisal rights                                                        877,000         877,000
                                                                                --------------   -------------

Commitments and contingencies                                                             --              --
                                                                                --------------   -------------

Stockholders' equity:
 Preferred stock, $.01 par value 5,000,000
  shares authorized; none issued
 Common stock, $.01 par value 20,000,000
  shares authorized; 8,182,571 issued at
  June 30, 1999 and December 31, 1998
  respectively                                                                          82,000          82,000
 Additional paid-in-capital                                                         13,507,000      13,507,000
 Accumulated deficit                                                               (10,761,000)    (11,202,000)
                                                                                --------------   -------------
                                                                                     2,828,000       2,387,000
 Less cost of shares in treasury (47,863
  shares at June 30, 1999 and December 31, 1998)                                      (106,000)       (106,000)
                                                                                --------------   -------------
     Total stockholders' equity                                                      2,722,000       2,281,000
                                                                                --------------   -------------
                                                                                  $  8,574,000    $  7,561,000
                                                                                ==============   =============

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                  Six Months Ended                Three Months Ended
                                                       June 30,                        June 30,
                                                       --------                        --------
                                                  1999           1998            1999            1998
                                                  ----           ----            ----            ----
Net sales                                   $ 11,818,000    $  8,785,000    $  6,080,000    $  4,674,000

Cost of sales                                  8,065,000       5,851,000       4,062,000       3,060,000
                                           -------------   -------------    ------------   -------------
     Gross profit                              3,753,000       2,934,000       2,018,000       1,614,000

Selling, general and
 administrative expenses                       2,891,000       2,186,000       1,520,000       1,140,000
                                           -------------   -------------    ------------   -------------

     Operating income                            862,000         748,000         498,000         474,000
                                           -------------   -------------    ------------   -------------

Other income (expense):
   Interest expense                             (187,000)       (137,000)       (103,000)        (73,000)
   Miscellaneous income                            3,000          86,000           1,000          15,000
                                           -------------   -------------    ------------   -------------
                                                (184,000)        (51,000)       (102,000)        (58,000)
                                           -------------   -------------    ------------   -------------

      Income before income taxes                 678,000         697,000         396,000         416,000

Provision for income taxes                      (237,000)       (244,000)       (138,000)       (146,000)
                                           -------------   -------------    ------------   -------------

Net income                                       441,000         453,000         258,000         270,000

Less: Dividends on redeemable
       preferred stock                              --          (165,000)           --           (82,000)
                                           -------------   -------------    ------------   -------------
      Net income applicable to
       common stockholders                  $    441,000    $    288,000    $    258,000    $    188,000
                                           =============   =============    ============   =============

Basic earnings per common share             $        .05    $        .04    $        .03    $        .03
                                           =============   =============    ============   =============

Weighted average number of
 common shares outstanding                     8,182,571       6,515,519       8,182,571       6,546,730
                                           =============   =============    ============   =============


Diluted earnings per common share           $        .05    $        .04    $        .03    $        .03
                                           =============   =============    ============   =============

Weighted average number of common and
  potentially dilutive shares outstanding      8,344,766       6,679,086       8,357,571       6,708,828
                                           =============   =============    ============   =============

          See accompanying notes to consolidated financial statements.


                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows  (Unaudited)
                 Increase (Decrease) In Cash and Cash Equivalents

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                         1999       1998
                                                                         ----       ----
Cash flows from operating activities:
    Net income                                                   $   441,000    $   453,000
                                                                ------------   ------------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                                   104,000         83,000
      Amortization                                                     7,000          9,000
      Debt issue discount                                             30,000           --
      Provision for doubtful accounts                                 87,000         38,000
      Provision for income taxes                                     237,000        244,000
      Compensation expense - issuance of stock                          --           32,000
      Loss (gain) on disposal of property
       and equipment                                                   6,000         (3,000)

      (Increase) decrease in:
        Accounts receivable                                         (583,000)      (909,000)
        Inventory                                                   (520,000)      (308,000)
        Prepaid expenses and other assets                           (286,000)      (171,000)

      Increase (decrease) in:
        Accounts payable                                             (62,000)       489,000
        Payable to stockholders                                     (685,000)          --
        Accrued expenses and other liabilities                        77,000         41,000
                                                                ------------   ------------
       Total adjustments to net income                            (1,588,000)      (455,000)
                                                                ------------   ------------
        Net cash (used in) operating
         activities                                               (1,147,000)        (2,000)
                                                                ------------   ------------

Cash flows from investing activities
    Purchase of property, plant
     and equipment                                                  (300,000)      (432,000)
    Proceeds from sale of property
     and equipment                                                    21,000         13,000
    Proceeds from exercise of stock options                             --            2,000
                                                                ------------   ------------
      Net cash used in investing activities                         (279,000)      (417,000)
                                                                ------------   ------------

Cash flows from financing activities
    Increase (decrease) in notes
     payable banks - net                                           1,201,000        239,000
    Proceeds from issuance of long-term debt                         100,000        275,000
    Repayment of long-term debt                                      (89,000)      (105,000)
                                                                ------------   ------------
     Net cash provided by financing activities                     1,212,000        409,000
                                                                ------------   ------------

Net decrease in cash and cash equivalents                           (214,000)       (10,000)
Cash and cash equivalents
 beginning of period                                               1,097,000        552,000
                                                                ------------   ------------
Cash and cash equivalents end of period                          $   883,000    $   542,000
                                                                ============   ============

                                       5

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-


                                                           Six Months Ended
                                                               June 30,
                                                               --------
                                                        1999            1998
                                                        ----            ----


Supplemental disclosure
  of cash flow information:

Cash paid during the six months for:
  Interest                                           $119,000         $136,000
                                                     ========        =========
Non-cash transactions:
  During the six months ended June 30, 1998,
  58,333 (shares vested under the Company's
  Restricted Stock Plan) and 124,000 shares of
  Common Stock were issued to directors
  and employees of the Company.                      $      -         $ 32,000
                                                     ========        =========

           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                 (Unaudited)


(1)   Interim Financial Statements
      ----------------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

          Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Under Delaware law, the Dissenting Shareholders are entitled to petition the Delaware Chancery Court to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each such share would be entitled to receive the cash, the $8.00 subordinated debenture and the five shares of common stock described under option (b) in the preceding paragraph. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheet at December 31, 1998, and June 30, 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. In addition, elimination of the 81,100 preferred shares and accrued dividends on such shares resulted in a credit to accumulated deficit, and an addition to net income applicable to common stockholders of $1,095,000 at December 31, 1998.

          At June 30, 1999 cash payable to stockholders was reduced to $48,000 from $733,000 at December 31, 1998, as a result of satisfying the cash requirements due to Exchanging Shareholders who had submitted their preferred stock to the Company for the merger consideration.

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

(4)   Cash Equivalents
      ----------------

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at June 30, 1999 and December 31, 1998 are short term time deposits of $271,000 and $267,000, respectively.

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

(6)   Inventories
      -----------

           At June 30, 1999 and December 31, 1998, inventories consist of:

                                           1999          1998
                                           ----          ----
                 Raw materials         $  436,000    $  345,000
                 Finished goods         1,231,000       810,000
                 Packaging materials      227,000       219,000
                                       ----------   -----------
                                       $1,894,000    $1,374,000
                                       ==========   ===========

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                   -continued-



(7)   Notes Payable
      -------------

           Included in notes payable at June 30, 1999, is $1,981,000 which represents the amount outstanding under a $3,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The line of credit bears interest at the lender's prime rate plus 2% (10% at August 2, 1999) and expires June 19, 2000, subject to annual renewal. At June 30, 1999, $1,981,000 had been borrowed under the line of credit. For the six months ended June 30, 1999 and 1998, the maximum borrowings at any month end were $1,981,000 and $1,127,000, respectively. The average month end amount outstanding during the six month periods ended June 30, 1999 and 1998 were $1,175,000 and $1,041,000, respectively.

(8)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

           Included in long-term debt at June 30, 1999, are two mortgage loans, collateralized by real property, in the amounts of $301,000 and $143,000, respectively, less current installments of $61,000. As of August 2, 1999, the interest rates on such mortgage loans were 7 1/2% and 12%, respectively.

           In connection with the Merger described in Note 2, the Company issued 8% subordinated debentures with a face amount value of $984,960 effective December 31, 1998. Each debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the debentures at June 30, 1999 is $837,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

            Other long-term debt in the aggregate amount of $199,000, less current installments of $77,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2003.

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-


(9)   Income Taxes and Tax Credit Carryforwards
      -----------------------------------------

           At June 30, 1999, the deferred tax asset of $883,000 primarily consists of the tax effect of net operating loss carryforwards of $9,200,000 less a valuation allowance of $2,200,000. Net operating losses of approximately $6,700,000 expire thru 2000, the balance expires in varying amounts through 2009.

           During 1998, the Company recognized $927,000 of deferred tax assets as a result of releasing a portion of the valuation allowance established for the uncertainty of realizing net operating losses. The remaining deferred tax assets are fully reserved at December 31, 1998. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at June 30, 1999 and December 31, 1998 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the six months ended June 30, 1999 and 1998, the Company recognized income tax expense of $237,000 and $244,000, respectively, representing income before taxes at the statutory rate of 35%.


(10)  Capital Stock
      -------------

      (a)  Common Stock
           ------------

                At June 30, 1999, the Company had outstanding 8,182,571 shares (net of Treasury shares) of Common Stock $.01 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

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

                In April 1998, an aggregate of 24,000 shares of Common Stock were issued to employees of the Company upon the exercise of

                 IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                    -continued-

(10)  Capital Stock (continued)
      -------------

           stock options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $2,400.

      (b)  Preferred Stock
           ---------------

                The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share, none of which are issued as of June 30, 1999. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series.

      (c)  Redeemable Preferred Stock $1.10 Cumulative Convertible Series
           --------------------------------------------------------------

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

                The Preferred Stock was subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share on April 1 of each year. As a result, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(10)  Capital Stock (continued)
      -------------

      (c) Redeemable Preferred Stock $1.10 Cumulative Convertible Series
          --------------------------------------------------------------
          (continued)

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

      (d)  Warrants
           --------

              At June 30, 1999, the Company had the following outstanding series of warrants:

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


(11)  Earnings Per Share of Common Stock
      ----------------------------------

           The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128) which requires that dual presentation of basic and diluted earnings per share for the years ending after December 15, 1997. Basic earnings per common share is computed by dividing net income, ("net income applicable to common stockholders"), after deducting preferred stock dividends accumulated during the year by the weighted average number of shares of common stock outstanding each year. Diluted earnings per common share is

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-

(11)  Earnings Per Share of Common Stock (continued)
      ----------------------------------------------
      computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. The difference between the weighted average number of common shares outstanding and the weighted average number of common and potentially dilutive shares outstanding for the six month and three month periods are shares represented by outstanding warrants at June 30, 1999.

(12)  Commitments and Contingencies
      -----------------------------

      (a) Premix has not been a defendant in any asbestos lawsuits since April 1996 when it was dismissed from 27 cases then pending in various circuit courts in Alabama and Florida.

              The Company and Premix are parties to an Interim Agreement with certain of its insurance carriers under which each party agreed to pay a negotiated percentage share of defense costs and indemnification expenditures, subject to policy limits, for any pending and future asbestos claims. While the Agreement expired on May 15, 1999, the Company believes the Agreement can be reinstated, if necessary.

              The insurance carriers have agreed to pay, in the aggregate, approximately 93% of the damages, costs and expenditures related to any asbestos related litigation. Premix is responsible for the remaining 7%.

              The Company believes, based upon its experience in these claims to date, it has adequate insurance coverage for any future similar type of claims. To date, no case has gone to trial with Premix as a defendant. Premix has either settled for a nominal amount of money or been voluntarily dismissed without payment from approximately 193 cases. Based upon historical results, the Company does not believe any potential future claims would be material. However, there can be no assurance that insurance will ultimately cover the aggregate liability for damages to which Premix may be exposed. Premix is unable, at this time, to determine the exact extent of its exposure or outcome of the litigation of any other similar cases that may arise in the future.

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

              On October 6, 1998, Acrocrete, Schottenstein as well as all codefendants, agreed to settle all pending claims. Acrocrete's insurers paid $102,000 to Schottenstein's insurer, without contribution from Acrocrete, in order to avoid the significant costs associated with litigating these 52 actions. All of these actions were dismissed with prejudice in the first quarter of 1999, as a result of Stipulations which were executed and filed by all parties.

              Twenty-six similar lawsuits are pending against Acrocrete and other parties, (contractors and subcontractors), by homeowners, or their insurance companies, claiming moisture intrusion damages on single family residences.

              The Company's insurance carriers have accepted coverage for twenty-three of the above claims and are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other three recently filed claims. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of litigation of these lawsuits.

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

               On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. Plaintiffs have alleged only one count against Premix, for Breach of Third Party Beneficiary of Contract, which claims that certain materials, purportedly provided by Premix to the Developer/Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carrier has accepted coverage and has agreed to provide a defense under a reservation of rights. Premix intends to vigorously defend this claim and believes it has meritorious defenses. Premix is unable to determine the exact extent of it exposure or the outcome of this litigation.

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

      (b)   Leases
            ------

            The Company pays aggregate annual rent of approximately $248,000 for its current operating facilities. The leases expire at various dates ranging from March 31, 2000 to August 31, 2008. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

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

      (e) Management has undertaken a company wide program to prepare the Company's computer systems and other applications for the year 2000. Possible year 2000 problems create a risk for a company in that unforeseen problems in its own computer systems or those of its third party suppliers could have a material impact on a company's ability to conduct its business operations. The purpose of the Company's program is to identify significant year 2000 exposures and to update its computer systems and business operations to deal with those exposures.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-

(12)  Commitments and Contingencies (continued)
      -----------------------------

      Any internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000 are not expected to be material to the Company's operating results. The Company believes the software used in its internal operations is year 2000 compliant.


(13)  Stock Based Compensation
      ------------------------

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


(14)  Fair Value of Financial Instruments
      -----------------------------------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Results of Operations
            -------------------------------------------------------------
            and Financial Condition
            -----------------------

            General
            -------

                 The Company's volume of business is related to the level of construction activity in Florida and Georgia. The majority of the Company's products are sold to building materials dealers located principally in Florida and Georgia who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of building construction permits issued. The level of construction activity is subject among other things, to population growth, inventory of available housing units, government growth policies and construction funding, among other things.

            Results of Operations
            ---------------------

            Six Months and Three Months Ended June 30, 1999 Compared to 1998
            ----------------------------------------------------------------

                Net sales for the six months ended June 30, 1999 increased $3,033,000, or approximately 35% compared to the same period in 1998. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets. The sales of Acrocrete products derived from the Company's new distribution outlets in Tampa, Florida, acquired February 1, 1998, Dallas, Georgia, opened July 1, 1998, and Gadsden, Alabama, opened April 1, 1999, accounted for approximately $1,658,000 and $816,000 of the increase in sales for the six months and three months ended June 30, 1999, respectively.

                 Gross profit as a percentage of net sales for the six months and three months of 1999 was approximately 32% and 33%, compared to 33% and 35% in the comparable periods in 1998. The decrease in gross profit margins was principally due to a greater proportion of sales of lower gross margin products, including certain complementary products manufactured by other companies sold through the Company's distribution facilities. The Company is attempting to increase gross profit margins through the Company's recent relocation of certain of its manufacturing facilities and modifications made to manufacturing processes to gain greater production efficiency. In addition, The Company is instituting a price increase for certain products in the third quarter of 1999. It is not certain that the price increase will be accepted in the market.

                 Selling, general and administrative expenses as a percentage of net sales for the six months and three months of 1999 was approximately 24% and 25%, respectively, compared to 25%

Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Results of Operations (continued)
            ---------------------

            Six Months and Three Months Ended June 30, 1999 Compared to 1998
            ----------------------------------------------------------------
            (continued)

            and 24%, for the comparable periods last year. Selling, general and administrative expenses increased $705,000 and $380,000, or approximately 32% and 33%, for the six months and three months ended June 30, 1999, compared to the same periods in 1998. The increase in expenses was primarily due to additional sales expenses associated with servicing the increased volume of business, including a new senior marketing and sales manager, and operating costs related to the Company's new distribution facilities. The second quarter 1998 results included professional and consulting fees of $60,000 related to preparation of the Company's plan of merger consummated in 1998.

                 The 1999 six months and three months results include interest expense in the amounts of $91,000 and $56,000, respectively, associated with the issuance of Subordinated Debentures and payment of obligations in connection with the Company's merger at December 31, 1998. Miscellaneous income for the six months ended June 30, 1998 included $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for the costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities.

                 In the six months and three months ended June 30, 1999 and 1998 the Company recognized an income tax provision at the federal statutory rate of 35%. Based on the Company's net operating loss carry-forwards, the Company is not expected to pay federal income taxes for the current year.

                 As a result of the above factors, the Company derived net
            income applicable to common stockholders of $441,000 and $258,000 for the six months and three months ended June 30, 1999, compared to net income of $288,000 and $188,000, for the comparable periods in 1998. Net income applicable to common stockholders includes charges of $165,000 and $82,000 in the 1998 six month and three month periods for unpaid cumulative dividends on preferred stock which was eliminated effective December 31, 1998.

            Liquidity and Capital Resources
            -------------------------------

                 At June 30, 1999, the Company had working capital of
            approximately $2,740,000 compared to working capital of $2,439,000 at December 31, 1998. As of June 30, 1999, the Company had cash and cash equivalents of $883,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $3,000,000 line of

Item 7.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations (continued)
           -------------------------

           Liquidity and Capital Resources (continued)
           -------------------------------

           credit with a commercial lender scheduled to expire on June 19, 2000. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 1999, $1,981,000 had been borrowed against the line of credit.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. The Company presently owns and operates five warehouse distribution outlets. Accounts receivable, net of allowance, at June 30, 1999 was $3,031,000 compared to $2,535,000 at December 31, 1998. The increase in receivables of $496,000, or approximately 20%, was primarily related to higher sales levels prevalent during the period preceding June 30, 1999, as compared to the same three month period preceding December 31, 1998, and to a lesser extent, slower payment practices from certain of the Company's customers.

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

                 In accordance with the merger agreement, the Company is
            required to issue to the holders of 219,021 shares of preferred stock an aggregate of $984,960 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and pay $732,550 in cash to the former preferred shareholders. At June 30, 1999, the Company had paid $684,375 of such cash amount from cash proceeds derived from its line of credit. Holders representing 81,100 preferred shares have elected dissenters rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock but reserved the equivalent of the estimated value of option (b) above, since that is the consideration the dissenting holders would receive if they

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources (continued)
            -------------------------------

            did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 27, 1999. Expenses associated with the merger aggregated approximately $456,000 and were charged to expense in the 1998 Consolidated Statement of Operations. The cash payable to the former preferred shareholders not yet paid is presented as cash payable to stockholders on the Company's Balance Sheet as at June 30, 1999.

                 The Company's stockholders' equity of $2,722,000 at June 30,
            1999, compared to a common stockholders' deficit of $4,441,000 at December 31, 1997, resulted from the financial effect of the merger, principally the elimination of the preferred stock and the accumulated unpaid accrued dividends thereon, and net income derived in 1998 and 1999.

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

            Year 2000 Issues
            ----------------

                 Management has undertaken a company wide program to prepare the
            Company's computer systems and other applications for the year 2000. The year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize dates and date-sensitive information on and beyond January 1, 2000. In 1997, the Company began to assess the vulnerability of its systems to the year 2000 problem. Based on such assessment, the Company has developed a year 2000 compliance plan, under which all key information systems are being tested, and non-compliant software replaced. The Company expects to complete testing and verification of such systems for year 2000 compliance during 1999. The Company is also surveying the year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with the Company's systems or could otherwise impact the Company's operations.

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

  10.3 1979 Non-Qualified Stock Option Plan (Registrant Statement No. 2-69479, Exhibit 1.D).

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

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                   ----------------------------
                                   Howard L. Ehler, Jr.
                                   Executive Vice President/
                                   Principal Executive Officer



                                   By: /S/ Betty Jean Murchison
                                   ----------------------------
                                   Betty Jean Murchison
                                   Principal Accounting Officer/
                                   Assistant Vice President


August 12, 1999