Form 10-Q
period 1999-09-30
IMPERIAL INDUSTRIES INC
filed 1999-11-12
CIK 49930

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30,1999
                               ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -----------------------     ---------------------

Commission file number        1-7190
                         -----------------------------

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


          1259 Northwest 21ST Street, Pompano Beach Florida 33069-4114
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (954) 917-4114
                                                      ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---     ---

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 2, 1999: 8,230,434

     Total number of pages contained in this document:  26

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                    Index

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

          Consolidated Balance Sheets
           September 30, 1999  and December 31, 1998                      3



          Consolidated Statements of Operations
           Nine Months and Three Months Ended September 30, 1999
           and 1998                                                       4


          Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999 and 1998                5-6



          Notes to Consolidated Financial Statements                   7-17


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                     18-23



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                     24


          Item 6.  Exhibits and Reports on Form 8-K                      24

          Signatures                                                     26

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                  September 30,    December 31,
   Assets                                             1999             1998
   ------                                             ----             ----
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                       $    819,000     $  1,097,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $285,000 in 1999 and $200,000 in 1998)            2,965,000        2,535,000
  Inventories                                        2,031,000        1,374,000
  Deferred taxes                                       202,000          505,000
  Other current assets                                 181,000           15,000
                                                  ------------     ------------
     Total current assets                            6,198,000        5,526,000
                                                  ------------     ------------

Property, plant and equipment, at cost               2,608,000        2,517,000
 Less accumulated depreciation                      (1,105,000)      (1,182,000)
                                                  ------------     ------------
     Net property, plant and equipment               1,503,000        1,335,000
                                                  ------------     ------------

Deferred taxes                                         615,000          615,000
                                                  ------------     ------------

Other assets                                            86,000           85,000
                                                  ------------     ------------
                                                  $  8,402,000     $  7,561,000
                                                  ============     ============

   Liabilities and Stockholders' Equity
   ------------------------------------

Current liabilities:
  Notes payable                                   $  2,017,000     $    780,000
  Current portion of long-term debt                    437,000          123,000
  Accounts payable                                     871,000        1,300,000
  Payable to stockholders                               48,000          733,000
  Accrued expenses and other liabilities               244,000          151,000
                                                  ------------     ------------
     Total current liabilities                       3,617,000        3,087,000
                                                  ------------     ------------

Long-term debt, less current maturities              1,044,000        1,316,000
                                                  ------------     ------------

Obligation for appraisal rights                        877,000          877,000
                                                  ------------     ------------

Commitments and contingencies                             --               --
                                                  ------------     ------------

Stockholders' equity:
 Preferred stock, $.01 par value 5,000,000
  shares authorized; none issued
 Common stock, $.01 par value 20,000,000
  shares authorized; 8,230,434 issued at
  September 30, 1999 and December 31, 1998
  respectively                                          82,000           82,000
 Additional paid-in-capital                         13,415,000       13,507,000
 Accumulated deficit                               (10,633,000)     (11,202,000)
                                                  ------------     ------------
                                                     2,864,000        2,387,000
 Less cost of shares in treasury
  (47,863 shares at December 31, 1998)                    --           (106,000)
                                                  ------------     ------------
     Total stockholders' equity                      2,864,000        2,281,000
                                                  ------------     ------------
                                                  $  8,402,000     $  7,561,000
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                   Nine Months Ended                    Three Months Ended
                                                                     September 30,                          September 30,
                                                                     -------------                          -------------

                                                              1999                1998                1999                 1998
                                                              ----                ----                ----                 ----
Net sales                                                  $ 17,386,000        $ 13,564,000        $  5,568,000        $  4,779,000

Cost of sales                                                11,825,000           9,090,000           3,760,000           3,239,000
                                                           ------------        ------------        ------------        ------------

     Gross profit                                             5,561,000           4,474,000           1,808,000           1,540,000

Selling, general and
 administrative expenses                                      4,399,000           3,443,000           1,508,000           1,257,000
                                                           ------------        ------------        ------------        ------------

     Operating income                                         1,162,000           1,031,000             300,000             283,000
                                                           ------------        ------------        ------------        ------------

Other income (expense):
   Interest expense                                            (294,000)           (206,000)           (107,000)            (69,000)
   Miscellaneous income (expense)                                14,000             110,000              11,000              24,000
                                                           ------------        ------------        ------------        ------------
                                                               (280,000)            (96,000)            (96,000)            (45,000)
                                                           ------------        ------------        ------------        ------------

      Income before income taxes                                882,000             935,000             204,000             238,000

Provision for income taxes                                     (313,000)           (343,000)            (76,000)            (99,000)
                                                           ------------        ------------        ------------        ------------

Net income                                                      569,000             592,000             128,000             139,000

Less: Dividends on redeemable
       preferred stock                                             --              (248,000)               --               (83,000)
                                                           ------------        ------------        ------------        ------------

      Net income applicable to
       common stockholders                                 $    569,000        $    344,000        $    128,000        $     56,000
                                                           ============        ============        ============        ============

Basic earnings per common share                            $        .07        $        .05        $        .02        $        .01
                                                           ============        ============        ============        ============

Weighted average number of
 common shares outstanding                                    8,187,831           6,546,672           8,198,179           6,607,961
                                                           ============        ============        ============        ============
Diluted earnings per common share                          $        .07        $        .05        $        .02        $        .01
                                                           ============        ============        ============        ============

Weighted average number of common and
 potentially dilutive shares outstanding                      8,420,823           6,714,952           8,414,861           6,750,818
                                                           ============        ============        ============        ============

           See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                          Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         1999          1998
                                                         ----          ----
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                       $   569,000    $   592,000
                                                     -----------    -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                       163,000        130,000
      Amortization                                         5,000         14,000
      Debt issue discount                                 44,000           --
      Provision for doubtful accounts                    123,000         58,000
      Provision for income taxes                         299,000        319,000
      Compensation expense - issuance of stock            14,000         32,000
      Loss (gain) on disposal of property
       and equipment                                       4,000         (3,000)

      (Increase) decrease in:
        Accounts receivable                             (553,000)    (1,194,000)
        Inventory                                       (657,000)      (458,000)
        Prepaid expenses and other assets               (172,000)      (119,000)

      Increase (decrease) in:
        Accounts payable                                (429,000)       430,000
        Payable to stockholders                         (685,000)          --
        Accrued expenses and other liabilities            93,000         80,000
                                                     -----------    -----------
       Total adjustments to net income                (1,751,000)      (711,000)
                                                     -----------    -----------

        Net cash used in operating activities         (1,182,000)      (119,000)
                                                     -----------    -----------

Cash flows from investing activities
    Purchase of property, plant
     and equipment                                      (366,000)      (525,000)
    Proceeds from sale of property
     and equipment                                        31,000         13,000
    Proceeds from exercise of stock options                 --            2,000
                                                     -----------    -----------
      Net cash used in investing activities             (335,000)      (510,000)
                                                     -----------    -----------

Cash flows from financing activities
    Increase in notes payable banks - net              1,237,000        500,000
    Proceeds from issuance of long-term debt             132,000        289,000
    Repayment of long-term debt                         (130,000)      (153,000)
                                                     -----------    -----------
     Net cash provided by financing activities         1,239,000        636,000
                                                     -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                      (278,000)         7,000
Cash and cash equivalents
 beginning of period                                   1,097,000        552,000
                                                     -----------    -----------

Cash and cash equivalents end of period              $   819,000    $   559,000
                                                     ===========    ===========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                        Nine Months Ended
                                                          September 30,
                                                     --------------------------
                                                         1999          1998
                                                         ----          ----
                                                           (Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the nine months for:
  Interest                                           $226,000         $211,000
                                                     ========         ========

Non-cash transactions:

  For the nine months ended September 30,
  1999, 47,863 shares of Common Stock were issued to certain directors and an officer of the Company.

  During the nine months ended September 30,
  1998, 58,333 (shares vested under the
  Company's Restricted Stock Plan) and 124,000
  shares of Common Stock were issued to
  directors and employees of the Company.             $14,000          $32,000
                                                      =======          =======



          See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                 (Unaudited)


(1)   Interim Financial Statements
      ----------------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(2)   Merger
      ------

           On December 17, 1998, the Company's stockholders approved a Plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger") with the Merger becoming effective December 31, 1998, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

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

           Holders of 219,021 shares of the preferred stock (the "Exchanging Shareholders"), with a carrying value of $2,190,000, elected to convert their shares into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% three-year $8.00 subordinated debenture and five shares of the Company's common stock. In connection with the Exchanging Shareholders election, the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(2)   Merger (continued)
      ------

      Company was required to pay cash of $733,000 which was presented as Payable to Stockholders in the accompanying consolidated balance sheet at December 31, 1998. The Company was also required to issue $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par value common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. The total fair value of the cash, debentures and common stock to be exchanged with the Exchanging Shareholders was $2,171,000. Had the Exchanging Shareholders elected to convert their shares under the provisions of the preferred stock's governing instrument, they would have received 251,655 shares of common stock with a fair value of $101,000. The excess of the total fair value of cash, debentures and common stock to be exchanged with the Exchanging Shareholders, over the fair value which the Exchanging Shareholders would have received under the preferred stock's original conversion provisions represented a conversion charge of $2,070,000 to accumulated deficit and a reduction in net income applicable to common stockholders in the consolidated statement of operations for the year ended December 31, 1998. In addition, conversion of the 219,021 preferred shares resulted in a credit to additional paid-in capital of $5,835,000.

          Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each such share would be entitled to receive the cash, the $8.00 subordinated debenture and the five shares of common stock described under option (b) in the preceding paragraph. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheet at December 31, 1998, and September 30, 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. In addition, elimination of the 81,100 preferred shares and accrued dividends on such shares resulted in a credit to accumulated deficit, and an addition to net income applicable to common stockholders of $1,095,000 at December 31, 1998.

          At September 30, 1999 cash payable to stockholders was reduced to $48,000 from $733,000 at December 31, 1998, as a result of satisfying the cash requirements due to Exchanging Shareholders who had submitted their preferred stock to the Company for the merger consideration.

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

            Also, in connection with the Merger, the Company issued 150,000 common stock purchase warrants to its investment banker, exercisable at $.38 per share until December 31, 2003. Costs of the Merger aggregated approximately $456,000 and were expensed in 1998.


(3)   Revenue Recognition Policy
      --------------------------

           Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

(4)   Cash Equivalents
      ----------------

           The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less when purchased. Included in cash and cash equivalents at September 30, 1999 and December 31, 1998 are short term time deposits of $273,000 and $267,000, respectively.

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

(6)   Inventories
      -----------

           At September 30, 1999 and December 31, 1998, inventories consist of:

                                           1999          1998
                                           ----          ----
                 Raw materials         $  429,000    $  345,000
                 Finished goods         1,403,000       810,000
                 Packaging materials      199,000       219,000
                                       ----------    ----------
                                       $2,031,000    $1,374,000
                                       ==========    ==========

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-



(7)   Notes Payable
      -------------

           Included in notes payable at September 30, 1999, is $2,017,000 which represented the amount outstanding under a $3,000,000 line of credit from a commercial lender to Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"), the Company's two principal operating subsidiaries. Aggregate lines of credit were increased from $3,000,000 to $4,500,000 on October 1, 1999. The line of credit is collateralized by Premix's and Acrocrete's accounts receivable and inventory. The amended line of credit now bears interest at the lender's prime rate plus 1% (9 1/4% at November 1, 1999) and expires June 19, 2001, subject to annual renewal. For the nine months ended September 30, 1999 and 1998, the maximum borrowings at any month end were $2,017,000 and $1,278,000, respectively. The average month end amount outstanding during the nine month periods ended September 30, 1999 and 1998 were $1,278,000 and $1,020,000, respectively.


(8)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

           Included in long-term debt at September 30, 1999, are two mortgage loans, collateralized by real property, in the amounts of $299,000 and $130,000, respectively, less current installments aggregating $353,000. Premix refinanced the $299,000 mortgage loan on October 4, 1999 with a new lender in the amount of $300,000 for a period of five years. As of November 1, 1999, the interest rates on such mortgage loans were 8 3/4% and 7 1/2%, respectively.

           In connection with the Merger described in Note 2, the Company issued 8% subordinated debentures with a face amount value of $984,960 effective December 31, 1998. Each $8.00 debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the debentures at September 30, 1999 is $852,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

            Other long-term debt in the aggregate amount of $200,000, less current installments of $84,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2003.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(9)   Income Taxes and Tax Credit Carryforwards
      -----------------------------------------

           At September 30, 1999, the deferred tax asset of $817,000 primarily consists of the tax effect of net operating loss carryforwards of $9,200,000 less a valuation allowance of $2,200,000. Net operating losses of approximately $5,500,000 expire thru 2000, the remaining balance of approximately $3,700,000 expires in varying amounts through 2009.

           During 1998, the Company recognized $927,000 of deferred tax assets as a result of releasing a portion of the valuation allowance established for the uncertainty of realizing net operating losses. The remaining deferred tax assets are fully reserved at December 31, 1998. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at September 30, 1999 and December 31, 1998 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the nine months ended September 30, 1999 and 1998, the Company recognized income tax expense of $313,000 and $343,000, respectively, representing income before taxes at the statutory rate of 35%.


(10)  Capital Stock
      -------------

      (a)  Common Stock
           ------------

                At September 30, 1999, the Company had outstanding 8,230,434 shares of Common Stock $.01 par value per share ("Common Stock"). The holders of Common Stock are entitled to one vote per share on all matters. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the prior preferential rights of the holders of outstanding preferred stock, if any.

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

                In April 1998, an aggregate of 24,000 shares of Common Stock were issued to employees of the Company upon the exercise of

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(10)  Capital Stock (continued)
      -------------------------

           stock options previously granted under the Company's stock option plans. The Company received aggregate cash proceeds of $2,400.

                In September 1999, the Company issued from treasury an aggregate of 47,863 shares of common stock to certain of its Directors and an officer as part of their compensation for services rendered.

      (b)  Preferred Stock
           ---------------

                The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share, none of which are issued as of September 30, 1999. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series.

      (c)  Redeemable Preferred Stock - $1.10 Cumulative Convertible Series
           ----------------------------------------------------------------

                Prior to December 31, 1998 the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible preferred stock ("Preferred Stock"). The holders of Preferred Stock were entitled to one vote per share on all matters without regard to class, except that the holders of Preferred Stock were entitled to vote as a separate class with regard to the issuance of any equity securities which ranked senior or on parity with the Preferred Stock, or to change or repeal any of the express terms of the Preferred Stock in a manner substantially prejudicial to the holders thereof. Each share of Preferred Stock was entitled to cumulative quarterly dividends at the rate of $1.10 per annum and was convertible into
           1.149 shares of Common Stock. The liquidation preference of the Preferred Stock was $10.00 per share, plus accrued but unpaid dividends. The Preferred Stock was callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued but unpaid dividends.

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

                The Preferred Stock was subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(10)  Capital Stock (continued)
      -------------------------

      (c) Redeemable Preferred Stock- $1.10 Cumulative Convertible Series (continued)

           on April 1 of each year. As a result, the Company was required to redeem 36,121 shares in 1991 and an additional 66,000 shares for each year thereafter until all such shares of Preferred Stock was redeemed.

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

      (d)  Warrants
           --------

              At September 30, 1999, the Company had the following outstanding series of warrants:

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(11)     Earnings Per Share of Common Stock (continued)
         ----------------------------------------------

         stockholders"), after deducting preferred stock dividends accumulated during the year by the weighted average number of shares of common stock outstanding each year. Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. The difference between the weighted average number of common shares outstanding and the weighted average number of common and potentially dilutive shares outstanding for the nine month and three month periods are shares represented by outstanding warrants at September 30, 1999.

(12)     Commitments and Contingencies
         -----------------------------

         (a) Acrocrete and other parties have been named in thirty-six pending lawsuits in various Southeastern states, by homeowners, contractors, subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage for thirty-three of the above claims and are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other three recently filed claims. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or the outcome of this litigation.

              The allegations of defects in synthetic stucco wall systems are not restricted to Acrocrete products but rather are an industry-wide issue. There has never been any defect proven against the Company. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

              In response to the alleged defects and in compliance with modified building codes adopted in North Carolina and Georgia. Acrocrete, together with many other manufacturers of synthetic stucco wall systems, has developed modified wall systems that allow the drainage of incidental moisture that may enter the wall system. Most manufacturers continue to produce the traditional (i. e., face-sealed) stucco systems and in commercial construction, estimated to account for more than 50% of product sales, the traditional system is still the product of choice. The alleged defects have generally occurred in the residential construction market. To the Company's knowledge, in the commercial market, where methods of construction and quality control are monitored more closely than in the residential market, the alleged drainage problem has been limited.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(12)     Commitments and Contingencies (continued)
         -----------------------------------------

         construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carrier is providing a defense under a reservation of rights while it makes a determination of coverage. Premix intends to vigorously defend this claim and believes it has meritorious defenses. Premix is unable to determine the exact extent of it exposure or the outcome of this litigation.

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

         (c) Howard L. Ehler, Jr. ("the Executive") is employed by the Company as Executive Vice President and Chief Financial Officer pursuant to a one year renewable agreement (the "Employment Agreement"). Mr. Ehler receives a current annual base salary of $130,000, a car allowance, and other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Company's Compensation Committee.

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

               In the event of a "Change in Control" (as defined in the Employment Agreement), the Employment Agreement is automatically extended to a three year period. Thereafter, the Executive will be entitled to terminate his employment with the Company for any reason

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    -continued-

(12)  Commitments and Contingencies (continued)
      -----------------------------------------

      at any time. In the event the Executive terminates his employment after a Change of Control, the Executive will be entitled to receive the lesser of
      (i) a lump sum amount equal to the base salary payments and all other compensation and benefits Executive would have received had the Employment Agreement continued for the full term; or (ii) three times Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

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


(13)  Stock Based Compensation
      ------------------------

            In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123). SFAS 123, the disclosure

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(13)  Stock Based Compensation (continued)
      ------------------------------------

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


(15)  Subsequent Event
      ----------------

            In October 1999, the Company entered into a non-binding Letter of Intent to acquire certain of the assets of A & R Supply, Inc. and it's affiliated companies ("A & R Supply"). The closing is anticipated to be effective January 1, 2000 and is subject to normal contingencies. The purchase price for the proposed transaction will be funded through utilization of the Company's line of credit and issuance of shares of Common Stock.

            A & R Supply operates three wholesale building materials distribution facilities located in Pensacola, Florida, Destin, Florida, and Foley, Alabama. Products distributed by A & R Supply include gypsum, roofing and insulation products, as well as products manufactured by Imperial's subsidiaries, Acrocrete and Premix Marbletite Manufacturing Co. Sales of A & R Supply approximate $4,300,000 for the nine months ended September 30, 1999.

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

            Results of Operations
            ---------------------

            Nine Months and Three Months Ended September 30, 1999 Compared to
            -----------------------------------------------------------------
             1998
             ----

                Net sales for the nine months and three months ended September 30, 1999 increased $3,822,000 and $789,000 or approximately 28% and 17% compared to the same periods in 1998. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets. The sales of Acrocrete products derived from the Company's new distribution outlets in Tampa, Florida, acquired February 1, 1998, Dallas, Georgia, opened July 1, 1998, and Gadsden, Alabama, opened April 1, 1999, accounted for approximately $2,063,000 and $404,000 of the increase in sales for the nine months and three months ended September 30, 1999, respectively.

                 Gross profit as a percentage of net sales for the nine months and three months of 1999 was approximately 32% and 32%, compared to 33% and 32% in the comparable periods in 1998. The decrease in gross profit margins for the nine month period was principally due to a greater proportion of sales of lower gross margin products, including certain complementary products manufactured by other companies sold through the Company's distribution facilities. The Company is attempting to increase gross profit margins through, among other things, the Company's recent relocation of certain of its manufacturing facilities and modifications made to manufacturing processes to gain greater production efficiency. In addition, the Company instituted a

Item 2.     Management's Discussion and Analysis of Results of Operations
            -------------------------------------------------------------
            and Financial Condition (continued)
            -----------------------

            Results of Operations (continued)
            ---------------------

            Nine Months and Three Months Ended September 30, 1999 Compared to
            -----------------------------------------------------------------
             1998 (continued)
             ----

            price increase for certain products in the third quarter of 1999, in an effort to offset the increases in costs of certain raw materials.

                 Selling, general and administrative expenses as a percentage of net sales for the nine months and three months of 1999 was approximately 25% and 27%, respectively, compared to 25% and 26%, for the comparable periods last year. Selling, general and administrative expenses increased $956,000 and $251,000, or approximately 28% and 20%, for the nine months and three months ended September 30, 1999, compared to the same periods in 1998. The increase in expenses was primarily due to additional sales expenses associated with servicing the increased volume of business, including a new senior marketing and sales manager, and operating costs related to the Company's new distribution facilities. The nine month and three month 1998 results included professional and consulting fees of $178,000 and $118,000, respectively, related to preparation of the Company's plan of merger consummated in 1998.

                 The 1999 nine months and three months results include interest expense in the amounts of $148,000 and $57,000, respectively, associated with the issuance of Subordinated Debentures and payment of obligations in connection with the Company's merger at December 31, 1998. Miscellaneous income for the nine months ended September 30, 1998 included $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for the costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities.

                 In the nine months and three months ended September 30, 1999 and 1998 the Company recognized an income tax provision at the federal statutory rate of 35%. Based on the Company's net operating loss carry-forwards, the Company is not expected to pay federal income taxes for the current year.

                 As a result of the above factors, the Company derived net
            income applicable to common stockholders of $569,000 and $128,000 for the nine months and three months ended September 30, 1999, compared to net income of $344,000 and $56,000, for the comparable periods in 1998. Net income applicable to common stockholders includes charges of $248,000 and $83,000 in the 1998 nine month and three month periods for unpaid cumulative dividends on preferred stock which was eliminated effective December 31, 1998.

Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources
            -------------------------------

                 At September 30, 1999, the Company had working capital of
            approximately $2,581,000 compared to working capital of $2,439,000 at December 31, 1998. As of September 30, 1999, the Company had cash and cash equivalents of $819,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $4,500,000 line of credit with a commercial lender scheduled to expire on June 19, 2001. Premix and Acrocrete, the Company's subsidiaries, borrow on the line of credit, based upon and collateralized by, its eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 1999, $2,017,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowings of approximately $3,000,000 at September 30, 1999.

                 Trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. The Company presently owns and operates five warehouse distribution outlets. Accounts receivable, net of allowance, at September 30, 1999 was $2,965,000 compared to $2,535,000 at December 31, 1998. The increase in receivables of $430,000, or approximately 17%, was primarily related to higher sales levels prevalent during the period preceding September 30, 1999, as compared to the same three month period preceding December 31, 1998, and to a lesser extent, slower payment practices from certain of the Company's customers.

                 The Company's shareholders approved a plan of merger with a wholly owned subsidiary becoming effective December 31, 1998. The Plan satisfied the Company's redeemable preferred stock dividend arrearage and mandatory sinking fund requirements which aggregated $7,293,000 at September 30, 1998.

                 As a result of the consummation of the merger, the Company issued an aggregate of $984,960 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and agreed to pay $732,550 in cash to the former preferred shareholders. At September 30, 1999, the Company had paid $684,375 of such cash amount.

Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources (continued)
            -------------------------------

            Holders representing 81,100 preferred shares have elected dissenters rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock but reserved the equivalent of the estimated value of option (b) above, since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 27, 1999. Expenses associated with the merger aggregated approximately $456,000 and were expensed in 1998. The cash payable to the former preferred shareholders not yet paid is presented as cash payable to stockholders on the Company's Balance Sheet as at September 30, 1999.

                 The Company's stockholders' equity of $2,864,000 at September
            30, 1999, compared to a common stockholders' deficit of $4,441,000 at December 31, 1997, resulted from the financial effect of the merger, principally the elimination of the preferred stock and the accumulated unpaid accrued dividends thereon, and net income derived in 1998 and 1999.

                 In October 1999, the Company entered into a non-binding Letter of Intent to acquire certain of the assets of three wholesale building material distribution facilities located in Pensacola, Florida, Destin, Florida, and Foley, Alabama. The closing, subject to normal contingencies, is anticipated to be effective January 1, 2000. The Company expects to utilize up to $1,500,000 under its line of credit and issue 225,000 shares of Common Stock to consummate the proposed acquisition and fund operations.

                 The Company has no other material capital expenditures planned for the next twelve months, other than expenditures that the Company intends to spend to upgrade the Company's facilities and maintain its equipment to support its operations. Management estimates it will require a cash investment of approximately $150,000 to fund these improvements during the next twelve months. However, the Company presently is evaluating the feasibility of opening or acquiring other warehouse distribution facilities. Capital needs associated with opening or acquiring any additional facilities cannot be estimated at this time.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  Other Information
                                  (continued)


Item 6.   Exhibits and Reports on Form 8-K (continued)
          --------------------------------


Exhibit No.                        Description
-----------                        -----------


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

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /s/ Howard L. Ehler, Jr.
                                       ---------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /s/ Betty Jean Murchison
                                       ---------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


November 12, 1999