Form 10-K
period 1999-12-31
IMPERIAL INDUSTRIES INC
filed 2000-03-31
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------   ----------------------
Commission file number                   1-7190
                      ----------------------------------------------------------

                            IMPERIAL INDUSTRIES, INC.
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        65-0854631
------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

          1259 Northwest 21st Street, Pompano Beach, Florida    33069-1417
--------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (954) 917-4114
                                                           ---------------
           Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                Name of each exchange on which registered
  -------------------                -----------------------------------------
        None                                            None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)
                           8% Subordinated Debentures
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --- ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.01 par value) on March 15, 2000 is: $4,637,256

         Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 15, 2000: 8,505,434

                                     PART I

Item 1.  Business
         --------

                  Imperial Industries, Inc., is a Delaware corporation which through its predecessor corporation has been in existence since 1968. The Company's executive offices are located at 1259 Northwest 21st Street, Pompano Beach, Florida 33069 and the telephone number at such offices is (954) 917-4114.

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

                  Upon consummation of the Merger, each share of common stock outstanding prior to the Merger was automatically converted to one share of common stock of the Company. Each share of preferred stock outstanding prior to the Merger was converted, at the holder's option, into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% subordinated debenture, face value $8.00, and five shares of the Company's common stock. Holders representing 81,100 preferred shares have elected dissenters' rights, which, if perfected under Delaware law, would require the Company to pay to the holders the fair value of their stock in cash to be determined by the Delaware Chancery Court. Pursuant to Delaware law, the dissenting shareholders petitioned the Delaware Chancery Court to determine the fair value of their shares at the effective date of the Merger, exclusive of any element of value attributable to the Merger.

                  In accordance with the Merger, the Company issued $984,960 of 8% Subordinated Debentures, 1,574,610 shares of common stock and paid $732,550 in cash to the former preferred shareholders who did not elect dissenters' rights. The Company does not know the amount which would be payable to dissenting holders who ultimately perfect their dissenters rights. Those dissenting stockholders who fail to perfect their dissenters' rights under Delaware law would ultimately receive the consideration in option (b) above. For a more complete description of the Merger, see Note (1) of Notes to Consolidated Financial statements.

         General
         -------

                  The Company, through its subsidiaries, is engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida and Georgia, and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. In addition, the Company presently has nine distribution outlets through which it markets certain of its manufactured products directly to end users. The Company's products are used in the construction industry by developers, builders, contractors, and sub-contractors.

         --------
         General (continued)
         -------

                  The Company's business is directly related to the level of activity in the new and renovation construction market in Florida and Georgia, and to a lesser extent other states in the Southeastern part of the United States. The Company's products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. In Florida and Georgia, demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to the state. When economic conditions reduce migration, demand for new construction decreases. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of funds and local government growth management policies. The Company's operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

                  The Company's manufacturing operations are conducted by its wholly owned subsidiaries, Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"). Effective January 1, 2000, the Company's distribution operations are conducted through its other wholly owned subsidiary, Just-Rite Supply, Inc. ("Just- Rite). The manufacturing operations primarily produce stucco, roof tile mortar and plaster products. The distribution operations distribute products manufactured by the Company's manufacturing subsidiaries and other related products.

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

                  Premix accounted for approximately 39%, 42% and 49% of the Company's consolidated annual revenues in the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

                  In August 1994, the Company entered into a five year licensing agreement with an unaffiliated company to exclusively manufacture and sell a new roof tile mortar product throughout the State of Florida and certain foreign countries. In 1999, the Company exercised its option to renew the agreement for the first of two additional five

         --------

         Premix (continued)
         ------

         year periods. Premix has also entered into agreements to manufacture this product on behalf of selected wholesalers who distribute this product under the wholesalers names through their existing established dealer networks to service the roofing contractor industry. To date, a majority of all roof tile mortar sales have been derived from South Florida. Until 1996, the Company's licensed roof tile mortar product was the only mortar product approved by Miami Dade County, Florida, building authorities for use to adhere all types of cement roof tiles to roofs. In 1997, the Company's roof tile mortar was approved by the Broward and Palm Beach County building authorities along with other competitive products. Other adhesive products used for similar purposes are also used by the industry. The manufacturing of this new product did not require any significant change to the current manufacturing facility. The Company has expanded its marketing efforts for this product to other areas of Florida based on product performance rather than only as required by building code requirements.

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

                  For the fiscal years ended December 31, 1999, 1998 and 1997, Acrocrete's sales accounted for approximately 61%, 58% and 51%, respectively, of the Company's consolidated annual revenues. Prior to January 1, 2000, Acrocrete operated the Company's distribution operations.

         Just-Rite
         ---------

                  In January 2000, the Company established Just-Rite Supply, a wholly owned subsidiary to own and operate its five wholesale distribution outlets formerly operated by Acrocrete. The Company's Board of Directors determined to establish the Company's distribution operations as a separate business unit to maximize business efficiencies. In addition, effective January 1, 2000 and March 1, 2000, Just-Rite acquired four building material distribution outlets to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services beyond those supported by the Company's manufacturing operation. Management believes the acquired distribution outlets will position the Company to gain a greater

         --------

         Just-Rite (continued)
         ---------

         market share for its manufactured products through more direct sales to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to its existing product lines.

         Acquisition Opportunities
         -------------------------

                  The Company believes the gypsum, masonry and stucco products distribution industries are fragmented and have the potential for consolidation in response to the competitive disadvantages faced by smaller distributors. Management believes that these industries are characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability as well as competitive pricing and breadth of product line to their customers. The competitive environment for these distributors, in combination with the desire for owners of certain of these distributors to gain liquidity, provides an opportunity for expansion through acquisition. The Company believes that opportunities exist for a company which has the ability to source and distribute products effectively to serve the building materials industry and to effect cost savings through economics of scale which can be applied to companies that may be acquired in these industries. In February 2000, the Company entered into a non-binding letter of intent to acquire a building materials distributor in Tallahassee, Florida.

                  The Company intends to continue to seek prospective acquisition candidates in businesses that complement or are otherwise related to that of the Company. Although the primary focus of the Company's expansion and acquisition program will be on seeking suitable acquisition candidates who are engaged in the wholesale distribution of building materials, the Company will consider the purchase of manufacturers of products which may be distributed through its wholesale distribution business. Although the Company believes there may be a number of suitable acquisition candidates, there can be no assurance that the Company will be able to consummate the acquisition of any companies. Other than as stated above, the Company does not have any binding understanding, agreement or commitment regarding any potential acquisition.

         Suppliers
         ---------

                  Premix's raw materials and products are purchased from approximately 23 suppliers. While five suppliers account for approximately 56% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

                  Acrocrete's raw materials are purchased from approximately 19 suppliers, of which five account for approximately 69% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

         ---------

         Suppliers (continued)
         ---------

                  The Company's Just-Rite distribution outlets sell products of many suppliers, none of which account for in excess of 5% of the Company's purchases.

         Marketing and Sales
         -------------------

                  The Company's marketing and sales strategy is to create a profit center for the products it manufactures, as well as enlarging its product offering to include certain complementary products manufactured by other companies. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets is targeted at both the end user of the Company's products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end user, and in some instances, to retail customers.

                  While the Company's sales historically have been typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company's products. No one distributor has accounted for 10% or more of total sales during the past three years. The Company believes the loss of any one distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's products generally cause the user to seek a distributor who carries the Company's products. Although the Company markets its products to distributors through Company salesmen, located in the Southeastern United States who promote both Premix and Acrocrete products, direct sales to end users now account for over 42% of total revenues in 1999.

                  In April 1994, the Company started a pilot program in Savannah, Georgia to sell its Acrocrete products directly to the end user. The Company's products and certain complementary products manufactured by other companies were inventoried and sold from a leased warehouse distribution facility. In January 1995, the Company opened a second distribution facility in Jacksonville, Florida. In May 1995, the Company opened a third distribution facility in Norcross, Georgia. The Company closed the Savannah facility at March 31, 1997.

                  In February 1998, the Company acquired a facility in Tampa, Florida that was engaged primarily in the distribution of landscape stone products. The Company is utilizing this distribution facility in an attempt to gain market share for the sale of its products on the West Coast of Florida. The Company subsequently opened a fourth distribution facility in the third quarter of 1998 in Dallas, Georgia, and a fifth in Gadsden Alabama in April 1999. In January 2000, the Company acquired three additional outlets, one in Foley, Alabama, one in Pensacola, Florida and one in Destin, Florida. In March 2000, the Company acquired an additional distribution outlet in Panama City Beach, Florida. The Company presently is evaluating the feasibility of

         --------

         Marketing and Sales (continued)
         -------------------

         of opening other warehouse distribution facilities in conjunction with its acquisition program.

                  Each facility contains between approximately 6,400 to 15,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, and to increase profit margins from the sale of the Company's products. The Company sells Acrocrete and complementary products of other manufacturers at such distribution facilities.

         Seasonality
         -----------

                  The sale of the Company's products in the construction market for the Southeastern United States is somewhat seasonal, with a slightly lower rate of sales historically occurring in the period December through February compared to the rest of the year.

         Competition
         -----------

                  The Company's business is highly competitive. Premix and Acrocrete encounter significant competition from local, independent firms, as well as regional and national manufacturers of acrylic, cement and plaster products, most of whom manufacture products similar to those of Premix and Acrocrete. The Company's distribution outlets encounter significant competition from local independent distributors as well as regional and national distributors who sell similar products. Many of these competitors are larger, more established and better financed than the Company. The Company believes it can compete with the other companies based upon product performance and quality, customer service and prices through maintaining lower overhead costs than larger national companies.

         Environmental Matters
         ---------------------

                  The Company is subject to various federal, state and local environmental laws and regulations in the normal course of its business. Although the Company believes that its manufacture, handling, use, sale and disposal of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company's operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 2000 to comply with existing laws and regulations are also not expected to have a material effect on the Company's financial position, results of operations or liquidity.

         Employees
         ---------

                  The Company and its subsidiaries had 86 full time employees as of December 31, 1999. The Company considers its employee relations to be

         --------

         Employees
         ---------

         satisfactory. The Company's employees are not subject to any collective bargaining agreement.

Item 2.  Properties
         -----------

                  The Company and its subsidiaries maintain a total of 13 facilities in Florida, Georgia and Alabama. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:

                              Approximate  Owned/
         Location             Sq. Footage  Leased    Company Products
         --------             -----------  ------    ----------------
         Pompano Beach, Fl.     19,600     Leased     Premix (Manufacturing)
         Winter Springs, Fl.    26,000     Owned      Premix (Manufacturing)
         Kennesaw, Ga.          20,400     Leased     Acrocrete (Manufacturing)
         Tampa, Fl.              8,470     Owned      Just-Rite (Distribution)
         Jacksonville, Fl.      11,400     Leased     Just-Rite (Distribution)
         Norcross, Ga.          12,200     Leased     Just-Rite (Distribution)
         Dallas, Ga.             6,400     Leased     Just-Rite (Distribution)
         Gadsden, Al.           10,000     Leased     Just-Rite (Distribution)
         Pensacola, Fl.         15,250     Owned      Just-Rite (Distribution)
         Ft. Walton Beach, Fl    8,000     Leased     Just-Rite (Distribution)
         Destin, Fl.             7,680     Leased     Just-Rite (Distribution)
         Foley, Al.              9,000     Leased     Just-Rite (Distribution)
         Panama City Beach, Fl.  9,540     Leased     Just-Rite (Distribution)

                  The Just-Rite distribution outlets typically consist of a warehouse building and supply yard for the inventory and sale of products directly to the end user.

                  Except for the Destin, Florida and Panama City Beach, Florida locations, all leased properties are leased from unaffiliated third parties. The Destin, Florida facility is leased from an entity in which the former owner of A&R Supply, Inc. owns a minority interest. The former owner sold his business interest to the Company in January 2000 and is currently a Vice President and general manager of Just- Rite. The Panama City Beach, Florida facility is leased from the former owner of Panhandle Drywall Supply, Inc., who sold his business interest to Just-Rite in March 2000 and is currently an employee of the Company.

                  Management believes that the Company's facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.  Legal Proceedings
         -----------------

                  As of March 28, 2000, Acrocrete and other parties have been named in 36 pending lawsuits in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage for 35 of these claims and

         -----------------

         are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other one recently filed lawsuit. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                  On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carriers have been placed on notice of this suit and the Company is awaiting their response regarding coverage, but fully expects that the insurance carriers will accept coverage and the defense. In the interim, the insurance carrier has retained defense counsel on the behalf of Premix. Premix intends to vigorously defend this claim and believes it has meritorious defenses. Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

                  Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

                  On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company's Merger. (See Note 1 of Notes to Consolidated Financial Statements).

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                 None.

                                     PART II


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

                      Fiscal, 1998             High               Low
                      ------------             ----               ---
                      First Quarter            $.40                $.25
                      Second Quarter            .58                 .36
                      Third Quarter             .44                 .29
                      Fourth Quarter            .40                 .28

                      Fiscal, 1999             High               Low
                      ------------             ----               ---
                      First Quarter            $.41                $.28
                      Second Quarter            .44                 .31
                      Third Quarter             .63                 .44
                      Fourth Quarter            .72                 .45


                  The Company has not paid any cash dividends on its Common Stock since 1980.

                  On March 15, 2000, the Common Stock was held by 1,978 stockholders of record.

                  As of March 15, 2000, the closing bid and asked prices of the Common Stock was $.78 and $.80, respectively.

Item 6.  Selected Financial Data
         -----------------------

                  The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 1999:



Statements of Operations Data                                                      Year Ended December 31,
-----------------------------                                                      -----------------------
                                                                   1999            1998         1997        1996          1995
                                                                   ----            ----         ----        ----          ----

Net sales                                                        $ 22,604       $ 18,739     $ 15,774     $ 13,742     $ 11,615
                                                                 --------       --------     --------     --------     --------
Cost of sales                                                      15,198         12,823       10,867        9,881        8,239
                                                                 --------       --------     --------     --------     --------
Selling, general and administrative
 expenses                                                           5,932          4,645        3,740        3,313        2,979
                                                                 --------       --------     --------     --------     --------
Interest expense                                                     (475)          (272)        (329)        (317)        (282)
                                                                 --------       --------     --------     --------     --------
Merger costs                                                           --           (456)        --           --           --
                                                                 --------       --------     --------     --------     --------
Miscellaneous income, net                                              34          1,218           54           43            7
                                                                 --------       --------     --------     --------     --------
Income before income taxes                                          1,033          1,761          892          274          122
                                                                 --------       --------     --------     --------     --------
Income tax benefit, net                                               187            296          753         --           --
                                                                 --------       --------     --------     --------     --------
Net income                                                          1,220          2,057        1,645          274          122
                                                                 --------       --------     --------     --------     --------
Less:  dividends on redeemable
  preferred stock                                                    --             (248)        (330)        (330)        (330)
                                                                 --------       --------     --------     --------     --------
Less:  net charge for elimination
  of preferred stock                                                 --             (975)        --           --           --
                                                                 --------       --------     --------     --------     --------
Net income (loss) applicable to
  common stockholders                                            $  1,220       $    834     $  1,315     $    (56)    $   (208)
                                                                 --------       --------     --------     --------     --------
Net income (loss) per share
  applicable to common stockholders
     Basic                                                       $    .15       $    .13     $    .22     $   (.01)    $   (.04)
                                                                 --------       --------     --------     --------     --------
     Diluted                                                     $    .15       $    .12     $    .21     $   (.01)    $   (.04)
                                                                 --------       --------     --------     --------     --------
Number of shares used in computation
 of income (loss) per share:  Basic                                 8,199          6,566        6,009        5,471        5,382
                                                                 --------       --------     --------     --------     --------
                              Diluted                               8,390          6,715        6,267        5,471        5,382
                                                                 --------       --------     --------     --------     --------
Balance Sheets Data
-------------------
                                                                                      As of December 31,
                                                                                      ------------------
                                                                     1999           1998         1997         1996         1995
                                                                     ----           ----         ----         ----         ----

Working capital                                                  $  3,447       $  2,439     $  1,995     $    872     $    733
                                                                 --------       --------     --------     --------     --------
Total assets                                                     $  8,768       $  7,561     $  5,128     $  4,116     $  3,747
                                                                 --------       --------     --------     --------     --------
Long-term debt,
 less current maturities                                         $  1,328       $  1,316     $    819     $    895     $  1,000
                                                                 --------       --------     --------     --------     --------
Obligation for appraisal rights                                  $    877       $    877     $      -     $      -     $      -
                                                                 --------       --------     --------     --------     --------
Redeemable preferred stock                                       $      -       $      -     $  3,001     $  3,001     $  3,001
                                                                 --------       --------     --------     --------     --------
Preferred dividends in arrears(1)                                $      -       $      -     $  4,044     $  3,714     $  3,384
                                                                 --------       --------     --------     --------     --------
Common stock and other
  stockholders' equity (deficit)                                 $  3,514       $  2,281     $ (4,441)    $ (5,879)    $ (5,846)
                                                                 --------       --------     --------     --------     --------

Current ratio                                                    2.1 to 1       1.8 to 1     2.2 to 1     1.4 to 1     1.3 to 1
                                                                 --------       --------     --------     --------     --------

(1) No cash dividends were paid on the cumulative redeemable preferred stock since 1985. The preferred stock and all accumulated accrued unpaid dividends were eliminated at December 31, 1998, upon the effective date of the Merger.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

          General
          --------

                  The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida and Georgia. The majority of the Company's products are sold to building materials dealers located principally in Florida and Georgia who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of construction permits issued for the construction of buildings. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things.

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


         Results of Operations
         ---------------------

         Year Ended December 31, 1999 Compared to 1998
         ---------------------------------------------

                  Net sales in 1999 increased $3,865,000, or approximately 21% compared to 1998. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets. The sales of Acrocrete products derived from the Company's new distribution outlets in Tampa, Florida, (acquired February 1, 1998), Dallas, Georgia, (opened July 1, 1998), and Gadsden, Alabama, (opened April 1, 1999) accounted for $4,145,000 of sales in 1999, compared to $2,137,000 of sales in 1998.

                  Effective January 1, 2000 and March 1, 2000, the Company acquired two building materials distributors that derived net sales of approximately $5,795,000 and $2,276,000, respectively, in 1999. As a result of these acquisitions, net sales in 2000 are expected to increase significantly over 1999 levels.

                  Gross profit as a percentage of net sales for 1999 was approximately 33%, compared to 32% in 1998. The increase in gross profit margins was principally due to a price increase for certain products instituted in the third quarter of 1999.

                  Selling, general and administrative expenses as a percentage of net sales for 1999 was approximately 26%, compared to 25% in 1998. Selling, general and administrative expenses increased $1,287,000, or approximately 28%, in 1999 compared to 1998. The increase in expenses was primarily due to additional sales expenses associated with servicing the increased volume of business, including a new senior marketing and sales manager, and operating costs related to the Company's new distribution facilities.

                  Interest expense increased from $272,000 in 1998 to $475,000 in 1999. The increase in interest expense was due to the amount of $290,000 associated with the issuance of

Item 7. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

         Year Ended December 31, 1999 Compared to 1998 (continued)
         ---------------------------------------------------------

         Subordinated Debentures and obligations incurred in connection with the Company's merger at December 31, 1998. Miscellaneous income for 1998 includes a gain of $1,066,000 derived from the sale of its former manufacturing facility in Miami, Florida and $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities. Miscellaneous expenses includes approximately $456,000 in fees and expenses associated with the Merger and elimination of the preferred stock in 1998.

                  In 1999, the Company recognized a $574,000 tax benefit as a result of the release of a portion of the valuation allowance on the Company's deferred tax assets. For the fiscal year ended December 31, 1999, the Company recognized a net income tax benefit of $213,000 representing income before taxes at the statutory rate of 35% less the tax benefit described above. Based on the Company's net operating loss carryforwards, the Company is not expected to pay such federal income taxes for 1999.

                  As a result of the above factors, the Company derived net income applicable to common stockholders of $1,220,000 or $.15 per share for 1999, compared to net income of $834,000 or $.13 per share in 1998. Net income applicable to common stockholders includes a charge of $248,000 in 1998 for unpaid cumulative dividends on preferred stock, which was retired in 1998. In addition, in connection with the Merger, 1998 net income applicable to common stockholders was reduced by $975,000.

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

                  Selling, general and administrative expenses as a percentage of net sales for 1998, was approximately 25%, compared to 24% in 1997. Selling, general and administrative expenses increased $905,000, or approximately 24%, in 1998 compared to 1997. The increase in expenses was primarily due to additional sales and delivery expenses associated with servicing the increased volume of business and costs related to the Company's new distribution outlet

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         --------------------------

         Year Ended December 31, 1998 Compared to 1997 (continued)
         ----------------------------------------------

         in Tampa, Florida, which was acquired in February 1998. In addition, the Company estimates it incurred approximately $122,000 in costs in connection with relocating four of its facilities to new locations in 1998.

                  Miscellaneous income for 1998 includes, a gain of $1,066,000 derived from the sale of it former manufacturing facility in Miami, Florida and $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities. Miscellaneous expenses includes approximately $456,000 in fees and expenses associated with the Merger and elimination of the preferred stock in 1998.

                  In 1998, the Company recognized a $927,000 tax benefit as a result of the releasing of a portion of the valuation allowance on the Company's deferred tax assets. For the fiscal year ended December 31, 1998, the Company recognized a net income tax benefit of $320,000 representing income before taxes at the statutory rate of 35% less the tax benefit described above. Based on the Company's net operating loss carryforwards, the Company did not pay such taxes on its federal income tax for 1998.

                  As a result of the above factors and after giving effect to the Merger and preferred stock dividends accrued, but not paid in 1998 and 1997, the Company derived net income applicable to common stockholders of $834,000 or $.13 per share for 1998, compared to net income of $1,315,000or $.22 per share in 1997. Net income applicable to common stockholders includes charges of $248,000 in 1998 and $330,000 in 1997 for unpaid cumulative dividends on preferred stock which was retired in 1998. In addition, in connection with the Merger, net income applicable to common stockholders has been reduced by $975,000.


         Liquidity and Capital Resources
         -------------------------------

                  At December 31, 1999, the Company had working capital of approximately $3,447,000 compared to working capital of $2,439,000 at December 31, 1998. As of December 31, 1999, the Company had cash and cash equivalents of $1,119,000.

                  The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $4,500,000 line of credit with a commercial lender scheduled to expire on June 19, 2001. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 1999, $1,526,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         --------------------------

         Liquidity and Capital Resources (continued)
         --------------------------------

         of credit, total available borrowing of approximately $2,670,000 at December 31, 1999.

                  Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of December 31, 1999 the Company owned and operated five warehouse distribution outlets. Accounts receivable, net of allowance, at December 31, 1999 was $2,677,000 compared to $2,535,000 at December 31, 1998. The increase in receivables of $142,000, or approximately 6% was primarily related to higher sales levels prevalent in 1999 compared to 1998.

                  The Company's shareholders approved a plan of merger with a wholly owned subsidiary becoming effective December 31, 1998. The Plan satisfied the Company's redeemable preferred stock dividend arrearage and mandatory sinking fund requirements which aggregated $7,293,000 at December 31, 1998.

                  As a result of the consummation of the merger, the Company issued an aggregate of $984,960 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and agreed to pay $732,550 in cash to the former preferred shareholders. At December 31, 1999, the Company had paid $684,375 of such cash amount. Amounts payable to such shareholders at December 31, 1999 results from their non-compliance with the conditions for payments. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock owned by such dissenting shareholders, but recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 subordinated debenture and five shares of the Company's common stock, since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999. Expenses associated with the merger aggregated approximately $456,000 and were expensed in 1998.

                  Effective January 1, 2000, the Company acquired certain assets and assumed certain liabilities of three building materials distributors held under common ownership in a single transaction accounted for as a purchase acquisition. The total consideration, exclusive of the issuance of Common Stock, was $1,420,000 consisting of $798,000 in cash, unsecured promissory notes of $150,000 due 90 days from closing and $100,000 due one year from closing. The Company also assumed $372,000 of the acquired companies' secured debt and issued 225,000 shares of the Company's unregistered common stock valued at $.64 per share.

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

                  Effective March 1, 2000, the Company acquired certain assets of another unrelated building materials distributor accounted for as a purchase. The total consideration was $344,000, which includes 50,000 shares of the Company's unregistered common stock valued at $42,000, or $.84 per share. The Company paid cash of $219,000 and issued an unsecured promissory note of $125,000 payable over two years from closing.

                  The consummation of these acquisitions and working capital required to fund operations required utilization of approximately $1,000,000 under its line of credit.

                  In February 2000, the Company entered into a non-binding letter of intent to acquire certain of the assets of a wholesale building material distribution facility located in Tallahassee, Florida. The closing, subject to normal contingencies, is anticipated to be effective April, 2000. The Company expects to utilize approximately $400,000 under its line of credit, issue notes in the approximate amount of $150,000, assume secured debt of approximately $100,000 and issue 130,000 shares of common stock to consummate the proposed acquisition and fund operations.

                  The Company presently is evaluating the feasibility of opening or acquiring other warehouse distribution facilities. In addition, the Company expects to incur capital expenditures during the next twelve months to upgrade certain Company facilities and maintain its equipment to support operations. Management does not expect the cash investment for the expenditures to upgrade facilities and maintain equipment to be material. Capital needs associated with opening or acquiring any additional facilities cannot be estimated at this time.

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

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Liquidity and Capital Resources (continued)
         --------------------------------

         Year 2000 Issues
         ----------------

                  Management completed a company wide program to prepare the Company's computer systems and other applications for the year 2000. The year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize dates and date-sensitive information on and beyond January 1, 2000. Based on such assessment, the Company developed and completed a year 2000 compliance plan, under which all key information systems were tested, and non-compliant software replaced. All of the Company's systems are now 2000 compliant. In addition, the Company has not experienced any material difficulties regarding compatibility of customers' and suppliers' systems which interface with the Company's systems or could otherwise impact the Company's operations.

                  The internal staff costs, replacement of systems and consulting expenses to prepare the systems for the year 2000 were not material to the Company's operating results, liquidity or financial position.


  Item 8. Financial Statement and Supplementary Data
          ------------------------------------------

                  See Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for the Index to Financial Statements contained herein.

               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Imperial Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 46 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1999, in conformity with accounting principles generally accepted in the

United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 14(a)(2) on page 46 present fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Miami, Florida
March 28, 2000

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                               December 31,              December 31,
   Assets                                                                          1999                      1998
   ------                                                                          ----                      ----
Current assets:
  Cash and cash equivalents                                                  $  1,119,000                $  1,097,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $254,000 and $200,000 at December 31,
   1999 and 1998, respectively)                                                 2,677,000                   2,535,000
  Inventories                                                                   2,023,000                   1,374,000
  Deferred taxes                                                                  634,000                     505,000
  Other current assets                                                             43,000                      15,000
                                                                             ------------                ------------
     Total current assets                                                       6,496,000                   5,526,000
                                                                             ------------                ------------

Property, plant and equipment, at cost                                          2,653,000                   2,517,000
 Less accumulated depreciation                                                 (1,164,000)                 (1,182,000)
                                                                             ------------                ------------
     Net property, plant and equipment                                          1,489,000                   1,335,000
                                                                             ------------                ------------

Deferred taxes                                                                    699,000                     615,000
                                                                             ------------                ------------

Other assets                                                                       84,000                      85,000
                                                                             ------------                ------------
                                                                             $  8,768,000                $  7,561,000
                                                                             ------------                ------------

   LiabilitiesandStockholders'Equity
Current liabilities:
  Notes payable                                                              $  1,526,000                $    780,000
  Current portion of long-term debt                                               164,000                     123,000
  Accounts payable                                                                902,000                   1,300,000
  Payable to stockholders                                                          48,000                     733,000
  Accrued expenses and other liabilities                                          409,000                     151,000
                                                                             ------------                ------------
     Total current liabilities                                                  3,049,000                   3,087,000
                                                                             ------------                ------------

Long-term debt, less current maturities                                         1,328,000                   1,316,000
                                                                             ------------                ------------

Obligation for appraisal rights                                                   877,000                     877,000
                                                                             ------------                ------------


Commitments and contingencies                                                        --                          --
                                                                             ------------                ------------
Stockholders' equity:
 Common stock, $.01 par value at December 31,
  1999 and 1998; 20,000,000 shares authorized;
  8,230,434 and 8,182,571 issued at
  December 31, 1999 and 1998, respectively                                         82,000                      82,000
 Additional paid-in-capital                                                    13,414,000                  13,507,000
 Accumulated deficit                                                           (9,982,000)                (11,202,000)
                                                                             ------------                ------------
                                                                                3,514,000                   2,387,000
 Less cost of shares in treasury (none and
  47,863 shares at December 31, 1999 and
  1998, respectively                                                                 --                      (106,000)
                                                                             ------------                ------------
     Total stockholder's equity                                                 3,514,000                   2,281,000
                                                                             ------------                ------------
                                                                             $  8,768,000                $  7,561,000
                                                                             ------------                ------------



          See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                   1999                    1998                     1997
                                                                   ----                    ----                     ----
Net sales                                                     $ 22,604,000             $ 18,739,000             $ 15,774,000

Cost of sales                                                   15,198,000               12,823,000               10,867,000
                                                              ------------             ------------             ------------

     Gross profit                                                7,406,000                5,916,000                4,907,000

Selling, general and
 administrative expenses                                         5,932,000                4,645,000                3,740,000
                                                              ------------             ------------             ------------

     Operating income                                            1,474,000                1,271,000                1,167,000
                                                              ------------             ------------             ------------

Other income (expense):
   Interest expense                                               (475,000)                (272,000)                (329,000)
   Merger costs                                                       --                   (456,000)                    --
   Miscellaneous income                                             34,000                1,218,000                   54,000
                                                              ------------             ------------             ------------
                                                                  (441,000)                 490,000                 (275,000)
                                                              ------------             ------------             ------------

    Income before income taxes                                   1,033,000                1,761,000                  892,000
                                                              ------------             ------------             ------------

Income tax benefit (expense):
   Current                                                         (26,000)                 (24,000)                 (47,000)
   Deferred                                                        213,000                  320,000                  800,000
                                                              ------------             ------------             ------------
                                                                   187,000                  296,000                  753,000
                                                              ------------             ------------             ------------

Net income                                                       1,220,000                2,057,000                1,645,000

Less: Net charge for elimination
      of preferred stock                                              --                   (975,000)                    --

Less: Dividends on redeemable
        preferred stock                                               --                   (248,000)                (330,000)
                                                              ------------             ------------             ------------

      Net income applicable to
       common stockholders                                    $  1,220,000             $    834,000             $  1,315,000
                                                              ------------             ------------             ------------


Basic earnings per
  common share                                                $        .15             $        .13             $        .22
                                                              ------------             ------------             ------------

Diluted earnings per
  common share                                                $        .15             $        .12             $        .21
                                                              ------------             ------------             ------------

                See accompanying notes to consolidated financial statements.



                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

              Consolidated Statement of Changes in Common Stock and
                      Other Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997


                                                                        Additional
                                               Common Stock              paid-in     Accumulated      Treasury
                                          Shares          Amount         capital       deficit          stock         Total
                                          ------          ------         -------       -------          -----         -----

Balance at December 31, 1996               5,562,561   $    571,000    $  7,229,000    $(13,351,000)   $(328,000)  $ (5,879,000)

Issuance of common stock                     921,500         92,000          31,000                                     123,000

Accrued dividends in arrears
  on preferred stock                                                                       (330,000)                   (330,000)

Net income                                                                                1,645,000                   1,645,000
                                           ---------   ------------    ------------    ------------    ---------   ------------


Balance at December 31, 1997               6,484,061        663,000       7,260,000     (12,036.000)    (328,000)    (4,441,000)

Issuance of common stock                     124,000          2,000        (187,000)                     222,000         37,000

Accrued dividends in arrears
  on preferred stock                                                                       (248,000)                   (248,000)

Recapitalization of par value of
  common stock from $.10 to
  $.01 per share                                           (599,000)        599,000

Issuance of common stock in
  preferred stock conversion               1,574,510         16,000       5,835,000        (975,000)                  4,876,000

Net income                                                                                2,057,000                   2,057,000
                                           ---------   ------------    ------------    ------------    ---------   ------------

Balance at December 31, 1998               8,182,571         82,000      13,507,000     (11,202,000)    (106,000)     2,281,000

Issuance of common stock                      47,863                        (93,000)                     106,000         13,000

Net income                                                                                1,220,000                   1,220,000
                                           ---------   ------------    ------------    ------------    ---------   ------------

Balance at December 31, 1999               8,230,434   $     82,000    $ 13,414,000    $ (9,982,000)   $    --     $  3,514,000
                                           ---------   ------------    ------------    ------------    ---------   ------------









          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               1999             1998            1997
                                                                               ----             ----            ----
Cash flows from operating activities:
    Net income                                                             $ 1,220,000      $ 2,057,000      $ 1,645,000
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                                             225,000          178,000          149,000
      Amortization                                                              21,000           31,000           19,000
      Debt issue discount                                                       59,000
      Provision for doubtful accounts                                          177,000          154,000          126,000
      Deferred taxes, net                                                     (213,000)        (320,000)        (800,000)
      Loss (gain) on disposal of fixed assets                                    5,000       (1,078,000)           1,000
      Compensation expense - issuance of stock                                  13,000           68,000           41,000
      (Increase) decrease in:
        Accounts receivable                                                   (319,000)      (1,155,000)        (152,000)
        Inventories                                                           (649,000)        (170,000)          68,000
        Prepaid expenses and other assets                                      (47,000)           1,000          (38,000)
      (Decrease) increase in:
        Accounts payable                                                      (398,000)         720,000          (80,000)
        Accrued expenses and other liabilities                                 257,000          (66,000)          77,000
                                                                           -----------      -----------      -----------
        Net cash provided by
         operating activities                                                  351,000          420,000        1,056,000
                                                                           -----------      -----------      -----------
Cash flows from investing activities
    Proceeds received from sale of property
     and equipment                                                              31,000        1,278,000            9,000
    Purchases of property, plant
     and equipment                                                            (415,000)        (839,000)        (263,000)
                                                                           -----------      -----------      -----------
    Net cash (used in) provided by investing
     activities                                                               (384,000)         439,000         (254,000)
                                                                           -----------      -----------      -----------
Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                                               746,000            2,000         (646,000)
    Proceeds from issuance of long-term debt                                   459,000          324,000           60,000
    Repayment of long-term debt                                               (465,000)        (642,000)        (167,000)
    Payable to stockholders                                                   (685,000)            -                 -
    Proceeds received from the exercise
     of stock options                                                             --              2,000           48,000
                                                                           -----------      -----------      -----------
     Net cash provided by (used in)
      financing activities                                                     55,000         (314,000)        (705,000)
Net increase in cash and cash
 equivalents                                                                    22,000          545,000           97,000
Cash and cash equivalents,
 beginning of year                                                           1,097,000          552,000          455,000
                                                                           -----------      -----------      -----------
Cash and cash equivalents, end of year                                     $ 1,119,000      $ 1,097,000      $   552,000
                                                                           -----------      -----------      -----------
Supplemental disclosure
  of cash flow information:

Cash paid during the year for interest                                     $   283,000      $   276,000      $   329,000
                                                                           -----------      -----------      -----------


              See accompanying notes to consolidated financial statements

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)  Merger
     -------

                  On December 17, 1998, the Company's stockholders approved a Plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly- formed, wholly-owned subsidiary of the Company, (the "Merger"), with the Merger becoming effective December 31, 1998,, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

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

                  Holders of 219,021 shares of the preferred stock (the "Exchanging Shareholders"), with a carrying value of $2,190,000, elected to convert their shares into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% three-year $8.00 subordinated debenture and five shares of the Company's common stock. In connection with the Exchanging Shareholders' election, the Company was required to pay cash of $733,000 which was presented as payable to stockholders in the accompanying consolidated balance sheet at December 31, 1998. At December 31, 1999 cash payable to stockholders was reduced to $48,000 from $733,000 at December 31, 1998, as a result of satisfying the cash requirements due to Exchanging Shareholders who had submitted their preferred stock to the Company for the merger consideration. The Company was also required to issue $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. The total fair value of the cash, debentures and common stock to be exchanged with the Exchanging Shareholders was $2,171,000. Had the Exchanging Shareholders elected to convert their shares under the provisions of the preferred stock's governing instrument, they would have received 251,655 shares of common stock with a fair value of $101,000. The excess of the total fair value of cash, debentures and common stock to be exchanged with the Exchanging Shareholders, over the fair value which the Exchanging Shareholders would have received under the preferred stock's original conversion provisions represented a conversion charge of $2,070,000 to accumulated deficit and a reduction in net income applicable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 1998. In addition, conversion of the 219,021 preferred shares resulted in a credit to additional paid-in capital of $5,835,000, for the year ended December 31, 1998.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(1)   Merger (continued)
      ------

                  Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock described under option (b) in the preceding paragraph. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at December 31, 1998 and 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel that there will be no final judicial determination requiring the Company to make payment to Dissenting Shareholders' in the year ended December 31, 2000, the obligation is classified as long-term debt. In addition, elimination of the 81,100 preferred shares and accrued dividends of $1,161,000 on such shares resulted in a redemption credit to accumulated deficit of $1,095,000 for the year ended December 31, 1998 representing the excess of the carrying value of the Dissenting Shareholders' preferred stock and accrued dividends over the obligation for appraisal rights.

                  In the calculation of earnings per share for the year ended December 31, 1998, $975,000 has been deducted from net income representing the conversion charge of $2,070,000, less the redemption credit of $1,095,000.

                  In connection with the Merger, all outstanding stock purchase warrants also converted into warrants with identical terms exerciseable for shares of the Company's common stock.

(2)   Description of Business and Summary of Significant Accounting Policies
      ----------------------------------------------------------------------

                  The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry. Sales of the Company's products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

      (a) Basis of presentation
          ---------------------

                  The Consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)   Description of Business and Summary of Significant Accounting Policies
      ----------------------------------------------------------------------
        (continued)

      (b) Concentration of Credit Risk
          ----------------------------

                  Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. However, trade accounts receivable represent amounts due from building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis. At December 31, 1999, accounts aggregating $146,000, or approximately 5% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note (5). The allowance for doubtful accounts at December 31, 1999 of $254,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At December 31, 1999, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

      (c) Inventories
          -----------

                  Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

      (d) Property, plant and equipment
          -----------------------------

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

      (e) Intangible Assets
          -----------------

                  Licenses, trademarks and deferred financing costs are amortized on straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing.

      (f) Income taxes
          ------------

                  The Company has adopted the liability method for determining its income taxes. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------
        (continued)


     (f)  Income taxes (continued)
          ------------

         Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against assets that are not likely to be realized.

     (g) Earnings per share of common stock
         -----------------------------------

                  Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends accumulated during the year ("net income applicable to common stockholders"), by the weighted average number of shares of common stock outstanding each year. Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. The Company has retroactively restated earnings per common share, to give effect to the Merger. (See Note (11) - Earnings Per Common Share).

     (h)  Cash and cash equivalents
          -------------------------

                  The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at December 31, 1999 and 1998 are short term time deposits of $275,000 and $267,000, respectively.

     (i)  Revenue recognition policy
          --------------------------

                  Revenue from sales transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

     (j)  Stock based compensation
          ------------------------

                  The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award. The Company adopted the disclosure requirement provisions of Statement of Financial Accounting Standards (SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Had the fair value based accounting provisions of SFAS No. 123 been adopted, the effect on the Company's net income and earnings per share information would not have been significant.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)   Description of Business and Summary of Significant Accounting Policies
      ----------------------------------------------------------------------
        (continued)


      (k)  Accounting estimates
           --------------------

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

      (l)  Fair Value of Financial Instruments
           -----------------------------------

                  The carrying amount of the Company's financial instruments principally notes payable, debentures and obligation for appraisal rights, approximates fair value based on discounted cash flows as well as other valuation techniques.

      (m)  Segment Reporting
           ------------------

                  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 1999 and 1998, the Company has determined that it operates in a single operating segment.

      (n) New Accounting Pronouncements
          -----------------------------

                  SFAS No. 133, Accounting for Derivatives and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not use derivative instruments and therefore anticipates that the adoption of SFAS No. 133 in 2001 will not have a material effect on the consolidated financial statements.

(3)   Inventories
      -----------

            At December 31, 1999 and 1998, inventories consist of:

                                            1999              1998
                                            ----              ----
            Raw materials               $  525,000        $  345,000
            Finished goods               1,276,000           810,000
            Packaging materials            222,000           219,000
                                           -------           -------
                                        $2,023,000        $1,374,000
                                        ----------        ----------

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(4)   Property, Plant and Equipment
      -----------------------------

             A summary of the cost of property, plant and equipment at December 31, 1999 and 1998 is as follows:

                                                                                   Estimated
                                                                                  useful life
                                                    1999             1998            (years)
                                                    ----             ----            -------
          Land                                 $  151,000         $  151,000           - - -
          Buildings and
           improvements                           585,000            560,000         10 - 40
          Machinery and equipment               1,272,000          1,141,000          3 - 10
          Vehicles                                446,000            487,000          2 -  8
          Furniture and Fixtures                  199,000            178,000          3 - 12
                                                  -------            -------          -   --
                                               $2,653,000         $2,517,000
                                               ----------         ----------

             The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $621,000 and $543,000 at December 31, 1999 and 1998,
      respectively. See "Note 7."

(5)   Notes Payable
      -------------

             At December 31, 1999 and 1998, notes payable represent amounts outstanding under a $4,500,000 line of credit from a commercial lender to two of the Company's subsidiaries. Aggregate lines of credit were increased from $3,000,000 to $4,500,000 on October 1, 1999. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1% (9 1/2% at December 31, 1999) expires June 19, 2001, and is subject to annual renewal. The weighted average effective interest rate on the line of credit was 14.09%, 17.49%, and 17.04% during the years ended December 31, 1999, 1998 and 1997, respectively.

             At December 31, 1999, the line of credit limit available for borrowing aggregated $2,670,000, of which $1,526,000 had been borrowed. The average month-end amounts outstanding during 1999 and 1998 were $1,312,000, and $957,000, respectively. The maximum amounts outstanding at any month-end during 1999 and 1998 were $2,017,000 and $1,253,000, respectively.

(6)   Accrued Expenses and Other Liabilities
      --------------------------------------

            Accrued expenses and other liabilities at December 31, 1999 and 1998 are summarized as follows:

                                                       1999              1998
                                                       ----              ----
      Employee compensation related items            $ 94,000          $ 42,000
      Taxes, other than income taxes                   55,000            41,000
      Interest                                        137,000             4,000
      Other                                           123,000            64,000
                                                      -------            ------
                                                     $409,000          $151,000
                                                     --------          --------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)   Long-term Debt
      --------------

      Long-term debt of the Company is as follows:
                                                              1999        1998
                                                              ----        ----
      Adjustable rate mortgage note payable,
       interest at 12% at December 31, 1998,
       principal and interest payable monthly in
       the amount of approximately $3,600, with a
       balloon payment of approximately $292,000
       due September 1, 2000. This note was paid              -         304,000
       in October 1999.

      Mortgage note payable, interest at 7 1/2% per
       annum, principal and interest payable monthly
       through January 2002.                              116,000       170,000

      Subordinated Debentures due December 31, 2001,
       stated interest at 8% payable annually
       commencing July 1, 1999, principal payable
       in the amount of $984,960 at maturity.             867,000       808,000

      Mortgage note payable, interest at 8 3/4%,
       principal and interest payable monthly in
       the amount of approximately $3,760, with a
       balloon payment of approximately $187,000
       due October 4, 2004.                               297,000           -

      Equipment notes payable, interest at various
       rates ranging from 8.75% to 15.39%, per annum,
       principal and interest payable monthly
       expiring at various dates through
       January 2004.                                      212,000       157,000
                                                          -------       -------
                                                        1,492,000     1,439,000
                                                        ---------     ---------
      Less current maturities                            (164,000)     (123,000)
                                                         --------      --------
                                                       $1,328,000    $1,316,000
                                                       ----------    ----------

      As of December 31, 1999, long-term debt matures as follows:

                      Year ended
                      December 31,          Amount
                      ------------          ------
                        2001              $1,019,000
                        2002                  68,000
                        2003                  33,000
                        2004                 208,000
                        ----                 -------
                                          $1,328,000
                                          ----------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)   Long-term debt (continued)
      --------------

     In connection with the Merger, the Company issued 8% Subordinated Debentures with a face amount value of $985,000 effective December 31, 1998. Each Debenture was discounted to a value of $6.56 ($8.00 face value) using an effective interest rate of 16%. The aggregate carrying value of the Debentures at December 31, 1999 is $867,000. The Debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

(8)   Income Taxes
      ------------

          At December 31, 1999 and 1998, deferred tax assets of $1,333,000 and $1,120,000, respectively, consist of the tax effects of net operating loss carryforwards of $2,966,000 and $3,320,000, respectively, less a valuation allowance of $1,633,000 and $2,207,000, respectively. Net operating losses of $5,713,000 expire through 2000, and the remaining balance of $2,761,000 expires in varying amounts through 2009.

          During 1999 the Company recognized $574,000 of deferred tax benefit as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. Remaining deferred tax assets are fully reserved at December 31, 1999, and relate, primarily, to the net operating loss carryforwards expiring in 2000 which the Company projects it will be unable to utilize. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at December 31, 1999 and 1998 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           The current income tax expense represents state taxes and alternative minimum taxes payable for the years ended December 31, 1999 and 1998.

           A reconciliation of the Federal statutory rate to the effective tax rate is as follows:
                                                   Year  Ended December 31,
                                                  1999       1998       1997
                                                  ----       ----       ----
              U.S. statutory rate                  35%        35%        35%
              Valuation allowance                 (56%)      (53%)     (124%)
              Other                                 3%         1%         5%
                                                  -----      -----     -----

                 Effective rate                   (18%)      (17%)      (84%)
                                                  -----      -----     -----

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(9)  CapitalStock
     ------------

     (a)  Common Stock
          ------------

          At December 31, 1999, the Company had outstanding 8,230,434 shares of common stock (8,182,571 shares in 1998) with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

          In 1999 and 1998, the Company issued 47,863 and 100,000, respectively, treasury shares to directors and an officer as compensation for services rendered. The Company recorded compensation expense in 1999 and 1998 of $13,000 and $20,000, respectively, representing fair value of the shares when issued.

          In 1997, the Company issued 242,000 restricted shares of common stock to two officers which were subject to vesting over a three year period. During 1998 the Company recorded compensation expense of $46,000 representing the fair value of the stock upon the release of the restrictions and accelerated vesting of all the shares.

           In 1997, the Company issued 202,000 shares of common stock to directors and employees as compensation for services rendered. The Company recorded compensation expense of $41,000 representing the fair value of the shares when issued.

      (b)  Preferred Stock

          The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 1999 and 1998, there were no shares of preferred stock outstanding.

               Redeemable Preferred Stock-$1.10 Cumulative Convertible Series
               --------------------------------------------------------------

          Until December 31, 1998, the Company had issued and outstanding 300,121 shares of $1.10 cumulative convertible redeemable preferred stock. The holders of preferred stock were entitled to one vote per share on all matters without regard to class, except that the holders of preferred stock were entitled to vote as a separate class with regard to the issuance of any equity securities which ranks senior or on parity with the preferred stock, or to change or repeal any of the express terms of the preferred stock in a manner substantially prejudicial to the holders thereof. Each share of the preferred stock was entitled to cumulative quarterly dividends

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-
(9)   Capital Stock (continued)
      --------------

      (b)  Preferred Stock (continued)

      Redeemable Preferred Stock-$1.10 Cumulative Convertible Series
      --------------------------------------------------------------
       (continued)

      at the rate of $1.10 per annum and was convertible into 1.149 shares of common stock. The liquidation preference of the preferred stock was $10.00 per share, plus accrued but unpaid dividends. The preferred stock was callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued and unpaid dividends.

          The Company had omitted dividends on its preferred stock since the fourth quarter of 1985 aggregating $4,044,000 through December 31, 1997. The omission of preferred stock dividends was a reduction of net income applicable to Common Stockholders and was recorded as a non-current liability in the accompanying consolidated balance sheets.

           The preferred stock was subject to redemption through a mandatory sinking fund at a redemption price of $10.00 per share, at the rate of approximately 66,000 preferred shares a year, starting in 1986, less any preferred shares converted into common stock. Through December 31, 1997, an aggregate of 359,879 shares of preferred stock were converted into 1,199,557 shares of common stock. As a result of these conversions, the Company was required to redeem 36,121 shares in 1991 and 66,000 shares for each year thereafter through 1995, at which time the preferred stock was intended to be fully retired. The preferred stock was not been included in common stock and other stockholders' deficit because of its mandatory redemption feature.

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

            Effective December 31, 1998, all outstanding shares of the preferred stock were retired and all accumulated accrued dividends were eliminated as a result of the Merger. (See Note (1) - Merger).

      (c)  Warrants
          ---------

           At December 31, 1999 and 1998, the Company had warrants outstanding to purchase 350,000 and 200,000, respectively, of the Company's common stock. The 200,000 warrants outstanding at December 31, 1998 were issued to two directors in 1988 in connection with obtaining a loan which has since been repaid. The warrants entitle the holder to purchase one share at $.10 per

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(9)   Capital Stock (continued)
      -------------

      (c)  Warrants (continued)
          ---------

     share until June 29, 2000. The Company issued 150,000 warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker Warrants") which entitle the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Invenstment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%.

      (d)  Stock Options
           -------------

           In December 1999, the Board of Directors adopted the Director's Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Director Plans, respectively. Adoption of the 1999 Plans is subject to stockholder approval.

           On December 16, 1999, the Company granted 215,000 options under the 1999 Plans at an exercise price that will be equal to the fair value of the common stock on the date the Company's stockholders approve the 1999 Plans. Each option has a term of five years from the date of grant and vesting will be determined at the time of stockholder approval. All options granted are outstanding at December 31, 1999.

(10)  Miscellaneous income
      --------------------

            A summary of miscellaneous income (expense) for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                 1999        1998       1997
                                                 ----        ----       ----
      Interest income                       $ 12,000    $   13,000     $10,000
      (Loss) gain on disposal of property,
       plant and equipment                     5,000)    1,078,000      (1,000)
      Other, net                              27,000       127,000      45,000
                                              ------       -------      ------
                                            $ 34,000    $1,218,000     $54,000
                                             -------    ----------     -------

            On October 2, 1998, the Company sold its Miami, Florida manufacturing facility for $1,406,000 and received net cash proceeds of $801,000 after satisfaction of the mortgage and payment of commissions and closing costs. A gain of $1,066,000 was recognized on this transaction.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(11)  Earnings Per Common Share
      -------------------------

            Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the years ended December 31, 1999, 1998 and 1997 (in thousands except per share amounts):

                                              1999                          1998                       1997
                                   -------------------------     -----------------------     -----------------------
                                                        Per                         Per                         Per
                                  Income     Shares    Share     Income    Shares  Share     Income   Shares   Share
           Net income             $1,220                         $2,057                      $1,675
            Less net charge
            for elimination of
            preferred stock                                        (975)
            Less dividends on
            redeemable
            preferred stock                                        (248)                       (330)
                                                                 ------                      ------
           Basic earnings
            per common share      $1,220      8,199     $.15     $  834     6,566    $.13    $1,315    6,009    $.22
                                  ------      -----     ----     ------     -----    ----    ------    -----    ----
           Effect of dilutive
            securities:
            Warrants                            191                           149                        167
                                  ------      -----     ----     ------     -----    ----    ------    -----    ----
           Diluted earnings
            per common share      $1,220      8,390     $.15     $  834     6,715    $.12    $  (56)   6,267    $.21
                                  ------      -----     ----     ------     -----    ----    ------    -----    ----


(12)  Related Party Transactions
      --------------------------

            The Company and its subsidiaries paid legal fees of approximately $114,000, $86,000 and $37,000 in 1999, 1998 and 1997, respectively, to a law firm with which the Company's Chairman of the Board was affiliated.

(13)  Commitments and Contingencies
      -----------------------------

      (a)   Contingencies
            -------------

            As of March 28, 2000, the Company and other parties have been named in 36 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The allegations of defects in synthetic stucco wall systems are not restricted to the Company's products but rather are an industry-wide issue. There has never been any defect proven against the Company. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking. In response to the alleged defects and in compliance with modified building codes adopted in North Carolina, the Company, together with many other manufacturers of synthetic stucco wall systems, has developed modified wall systems that allow the drainage of incidental moisture that may enter the wall system. Most manufacturers continue to produce the traditional (i.e., face-sealed) stucco systems and in commercial construction, estimated to account for more than 50% of product sales, the traditional system is still the product of choice. The alleged defects have

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(13)  Commitments and Contingencies  (continued)
      -----------------------------

      (a)   Contingencies (continued)
            -------------

      generally occurred in the residential construction market. To the Company's knowledge, in the commercial market, where methods of construction and quality control are monitored more closely than in the residential market, the alleged drainage problem has been limited. The Company's insurance carriers have accepted coverage for 35 of these claims and are providing a defense under a reservation of rights. The Company expects its insurance carriers to accept coverage for the other one recently filed lawsuit. The Company is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. The Company is unable to determine the exact extent of its exposure or outcome of this litigation.

           On June 15, 1999, the Company was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carriers have been placed on notice of this suit and the Company is awaiting their response regarding coverage, but fully expects that the insurance carriers will accept coverage and the defense. In the interim, the insurance carrier has retained defense counsel on behalf of the Company.

           The Company intends to vigorously defend this claim and believes it has meritorious defenses. The Company is unable to determine the exact extent of its exposure or the outcome of this litigation.

           The Company is engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

      (b)   Lease Commitments
            -----------------

            At December 31, 1999 certain property, plant and equipment were leased by the Company under long-term leases. Certain of these leases provided for escalation in rent upon the lease anniversary date. Future minimum lease commitments as of December 31, 1999, for all noncancellable leases are as follows:

                          December 31,
                          ------------

                              2000                    $315,000
                              2001                     315,000
                              2002                     312,000
                              2003                     317,000
                              2004                     323,000


            Rental expenses incurred for operating leases were approximately $331,000, $153,000 and $128,000, for the years ended December 31, 1999,
      1998 and 1997, respectively.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(13)  Commitments and Contingencies (continued)
      -----------------------------

(14)  Subsequent Event
      ----------------

          Effective January 1, 2000, the Company acquired certain assets and assumed certain liabilities of three building materials distributors held under common ownership in a single transaction accounted for as a purchase acquisition. The total consideration was $1,420,000 which includes 225,000 shares of the Company's unregistered common stock valued at $144,000 or $.64 per share. The Company paid $798,000 in cash, and issued unsecured promissory notes of $150,000 due 90 days from closing and $100,000 due one year from closing. The Company also assumed $372,000 of the acquired companies' secured debt.

          Effective March 1, 2000, the Company acquired certain assets of another unrelated building materials distributor accounted for as a purchase. The total consideration was $344,000 which includes 50,000 shares of the Company's unregistered common stock valued at $42,000, or $.84 per share. The Company paid cash of $219,000 and issued an unsecured promissory note of $125,000 payable over two years from the date of closing.


                           ****************************

                                    PART III

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

            None

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

                 The following table sets forth certain information with respect to the directors and executive officers of the Company:

            Name                   Age     PositionWithCompany
            ----                   ---     -------------------

            S. Daniel Ponce         51     Chairman of the Board - Class III
            Lisa M. Brock           41     Director - Class III
            Milton J. Wallace       64     Director - Class II
            Morton L. Weinberger    70     Director - Class II
            Fred H. Hansen          53     President, Premix and Acrocrete
            Howard L. Ehler, Jr.    56     Principal Executive Officer/Executive
                                            Vice President and Secretary
            Betty J. Murchison      60     Principal Accounting Officer/
                                           Assistant Vice President
            Gary J. Hasbach         55     President, Just-Rite

                 The Company's Board of Directors is divided into three classes.
            In accordance with the Company's Certificate of Incorporation, the members of each Class are designated to serve for three (3) year staggered terms. Class II directors were to serve until the 1999 annual meeting or until their successors are elected, and Class III directors shall serve until the 2000 annual meeting or until their successors are elected. The Company did not have an annual meeting in 1999. Accordingly, Class II directors will serve until the next annual meeting to be held by the Company. The Company has no Class I directors. Mr. Wallace was appointed to fill a vacancy on the Board on February 17, 1999.

                 Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

            S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the
               Company since 1988. Mr. Ponce has been engaged in the practice of law for over twenty five years and is currently a stockholder in the law firm of Wallace, Bauman, Legon, Fodiman, Ponce & Shannon, P.A. Ponce is a member of the Board of Directors of the University of Florida Foundation, Inc. and serves as Chairman of its audit committee. He is also a non-practicing certified public accountant.

            Lisa M. Brock. Mrs. Brock has been a director of the Company since
               1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix and Acrocrete, as Vice President for over 5 years until December, 1994 when she retired. Mrs. Brock continues to serve as a consultant to the Company.

Item 10.    Directors and Executive Officers of the Registrant (continued)
            --------------------------------------------------

            Milton J. Wallace. Mr. Wallace has been a director of the Company since February 1999. Mr. Wallace has been a practicing attorney in Miami for over 30 years and is currently a shareholder in the law firm of Wallace, Bauman, Legon, Fodiman, Ponce & Shannon, P.A. He was a co-founder and Chairman of the Board of Renex Corp, a provider of dialysis services, from 1993 through February 2000 when Renex Corp. was acquired by National Nephrology Associates, Inc. Mr. Wallace is Chairman of the Board of Med/Waste, Inc., a provider of medical waste management services. He is a director of several private companies.

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

            Gary J. Hasbach. Mr. Hasbach became President of Just-Rite, on
               February 3, 2000. Prior thereto, he had been Executive Vice President of Sales and Marketing for Premix and Acrocrete since January 1, 1999. Mr. Hasbach was formerly President of Premix and Acrocrete from September 1990 to May 1996. From May 1996 to December 1997, Mr. Hasbach served as Executive Vice President of Marketing for Florida Tile Industries, Inc, a distributor of tile and flooring products. In addition, Mr. Hasbach was a director of the Company from 1993 to February 1997.

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

Item 10.    Directors and Executive Officers of the Registrant  (continued)
            --------------------------------------------------

            Board of Directors Meetings and Attendance
            ------------------------------------------

                 The Board of Directors met five (5) times in fiscal 1999.  Each director attended all of the Board of Directors meetings in 1999, other than Leonard C. Ferri who attended no meetings. Mr. Ferri resigned as a member of the Board of Directors in 1999.

            Compensation and Stock Option Committee
            ---------------------------------------

                 Messrs. Ponce, Weinberger and Ms. Brock serve on the
            Compensation and Stock Option Committee, with Mr. Ponce serving as Chairman. The Compensation and Stock Option Committee met six (6) times in fiscal 1999. Each member attended all of the meetings.

            Reports Pursuant to Section 16(a) of the Securities and Exchange Act
            --------------------------------------------------------------------
            of 1934
            -------

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

Item 11.    Executive Compensation
            ----------------------

            Summary Compensation Table
            --------------------------

                 The following table summarizes the compensation paid or accrued for each of the three fiscal years in the period ended December 31, 1999 for the Company's chief executive officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for any fiscal year, (the "Named Executive Officers").

                                              AnnualCompensation
                                              ------------------
                                                                                    Long-Term Compensation
                                                                                    ----------------------
                                                                                                Securities
                                                                         Other                  Underlying
                                                                         Annual    Restricted   Options to
                        Name and                                         Compen-      Stock     Purchase
                   Principal Position      Year     Salary    Bonus(1)   sation(2)  Awards(3)   Shares(4)
                   ------------------      ----     ------    --------   ---------  ---------  ---------
                   Howard L. Ehler Jr.     1999    $130,000    $  -      $ 2,000     $  -         20,000
                    Principal Executive    1998    $120,000     35,000      -
                    Officer, Executive     1997    $100,000     40,000                18,750
                    Vice President and
                    Secretary

                   Fred H. Hansen          1999    $138,000    $  -      $  -        $  -         20,000
                    President, Premix      1998     150,000     75,000      -           -
                    and Acrocrete          1997     118,000     85,000      -         41,667

                   Gary Hasbach
                    President, Just-
                    Rite                   1999    $110,000    $  -      $  -        $  -         10,000

            ----------------------

            Summary Compensation Table (continued)
            --------------------------

            (1) Bonuses shown were earned in the year indicated even though actually paid in a subsequent year. Bonuses for 1999 have not yet been determined.

            (2) Except as indicated, none of the named individuals above have received personal benefits or perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in the above table. Mr. Ehler's other Annual Compensation in 1999 represents the market value at date of grant of 7,863 shares of common stock.

            (3) The restricted stock included in the table in 1997 represents the market value of the entire stock award on the date of grant pursuant to the terms of the Company's Restricted Stock Plan, even though no shares were vested as of such date. The values indicated are not necessarily indicative of the actual values which may be realized by the Named Executive Officers. Mr. Ehler's restricted stock is scheduled to vest at the rate of 25,000 shares per year over a three year period ending December 31, 1999. Mr. Hansen's restricted stock is scheduled to vest as follows: 33,333 shares in 1997, 66,667 shares in 1998, 33,333 shares in 1999, and 33,334 shares in 2000. The restricted stock becomes vested when and if Plan vesting requirements are attained. Dividends are paid on the restricted stock at the same time and same rate as paid to all Common Stockholders and such shares may be voted. In 1998, the Company released all restricted stock from the Restricted Stock Plan and reissued the stock to the named executives.

            (4) Stock options are granted under the terms and provisions of the 1999 Employee Stock Option Plan. For a description of the stock options see "Executive Compensation-Options Granted in Year Ended December 31, 1999".

            Compensation Agreements
            -----------------------

                 The Company is party to a one year renewable employment
            agreement, (the "Employment Agreement") with Howard L. Ehler, Jr. (the "Executive"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current base salary of $130,000. The Employment Agreement provides for automatic renewal for additional one year periods on July 1st of each year, unless the Company or Executive notifies the other party of such party's intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. The Executive receives a car allowance, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Compensation Committee.

                 Prior to a Change in Control (as defined in the Employment
            Agreements), the Company has the right to terminate the Employment Agreement, without cause, at any time upon thirty days written notice, provided the Company pays to the Executive a severance payment equivalent to 50% of his then current annual base salary. As part of

            ----------------------

            Summary Compensation Table  (continued)
            --------------------------

            the Employment Agreement, the Executive has agreed not to disclose information and not to compete with the Company during his term of employment and, in certain cases, for a two (2) year period following his termination.
                 In the event of a Change in Control, the Employment Agreement is automatically extended to a three year period. Thereafter, the Executive will be entitled to terminate his employment with the Company for any reason at any time. In the event the Executive so terminates employment, the Executive will be entitled to receive the lesser of (i) a lump sum equal to the base salary payments and all other compensation and benefits the Executive would have received had the Employment Agreement continued for the full term; or (ii) three times the Executive's base salary then in effect on the effective date of termination. The Executive would also be entitled to such severance in the event the Company terminates the Executive without cause after a Change of Control.

                 In addition, Mr. Ehler was issued 75,000 shares of Common Stock of the Company on July 30, 1997 pursuant to the terms of the Company's Restricted Stock Plan.

                 During the third quarter of 1996, the Company entered into an employment arrangement with Fred H. Hansen to serve as President of the Company's subsidiaries, Premix and Acrocrete. Mr. Hansen presently receives an annual base salary of $150,000 and a bonus based upon earnings performance of the subsidiaries. Under this arrangement, Mr. Hansen received 33,333 shares of Common Stock of the Company in February 1997. In addition, Mr. Hansen was issued 166,667 shares of Common Stock on July 31, 1997 pursuant to the terms of the Company's Restricted Stock Plan. Also, Mr. Hansen is entitled, at his election, to the use of a Company auto, or car allowance of $650 per month during his employment, as well as certain other benefits, such as health and disability insurance.

            Options Granted in Year Ended December 31, 1999
            -----------------------------------------------

                 The following table sets forth certain summary information concerning the number of stock options granted and the potential realizable value of the stock options granted to the Company's Named Executive Officers during the fiscal year ended December 31, 1999.

                                        Number of                                                   Realizable Value
                                        Securities      % of Total                                  at Assumed Rates
                                        Underlying      Options                                     of Stock Price
                                        Options         Granted to      Exercise                    Appreciation
                                        Granted in      Employees in    Price         Expiration    for Option Term(3)
               Name                     1999(1)         Fiscal Year     ($/Share)(2)     Date       5%($)       10%($)
               ----                     -------         -----------     ------------     ----       -----       ------
        Howard L. Ehler, Jr.              20,000           14.8%           -          12/15/04     $3,600    $7,800
        Principal Executive Officer,
        Executive Vice President and
        Secretary

            ----------------------

            Options Granted in Year Ended December 31, 1999 (continued)
            -----------------------------------------------

       Fred H. Hansen                     20,000           14.8%            -          12/15/04     $3,600    $7,800
        President Premix and Acrocrete

       Gary J. Hasbach
        President Just-Rite               10,000            7.4%            -          12/15/04     $1,800    $3,900

            (1) Options were granted pursuant to the terms and conditions of the Company's 1999 Employee Stock Option Plan adopted December 15, 1999. The options granted are not exercisable unless the Company obtains stockholder approval prior to December 14, 2000. The options shall become null and void if stockholder approval is not obtained by such date.

            (2) The exercise price will be equal to the fair market value of the Company's common stock at the date the 1999 Employee Stock Option Plan is approved by the Company's stockholders.

            (3) The amounts disclosed in the columns which noted appreciation of the Company's common stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company's common stock price and are not necessarily indicative of the actual value which my be realized by the named Executive Officers or the stockholders. These assumed rates of 5% and 10% would result in the Company's common stock price increasing from $.50 per share to approximately $.68 per share and $.89 per share, respectively. The assumed $.50 per share floor is based upon the fair market value of the common stock on the date of grant of such options. However, the actual exercise price shall be equal to the fair market value of the common stock on the date the 1999 Employee Stock Option Plan is approved by the Company's stockholders. The fair market price of such common stock on such date may be lesser than or greater than $.50 per share.

            Aggregated Option Exercises in Year Ended December 31, 1999
            -----------------------------------------------------------

                 The following table provides certain summary information
            concerning the value of unexercised stock options held by the Company's Named Executive Officers as of December 31, 1999.

                                                        Value of Unexercised
                              Number of Securities         "In the Money"
                             Underlying Unexercised      Options at Fiscal
                           Options at Fiscal Year End     Year End ($) (1)
                           --------------------------  -----------------------
            Name           Exercisable  Unexercisable  Exercisable Unexercisable
            ----           -----------  -------------  -------------------------

      Howard L Ehler, Jr.       -          20,000           -           -
       Principal Executive
       Officer, Executive
       Vice President and
       Secretary

      Fred H. Hansen            -          20,000           -           -
       President, Premix
       and Acrocrete

            ----------------------

            Aggregated Option Exercises in Year Ended December 31, 1999
            -----------------------------------------------------------
            (continued)


      Gary J. Hasbach           -         10,000            -           -
       President Just-Rite

                 No options were exercised by the Named Executive Officers
            during the year ended December 31, 1999.

            (1) The options are not exercisable until the Company gains stockholder approval of the 1999 Employee Stock Option Plan. If the Company fails to obtain stockholder approval prior to December 14, 2000, the options shall become null and void. The exercise price of such options will be equal to the fair market value of the common stock on the date of approval by the Company's stockholders of the 1999 Employee Stock Option Plan. As the options are not yet exercisable and the exercise price is not fixed, the Company is unable to determine the fair value of such options.

                 In December 1999, the Board of Directors adopted the Director's
            Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. The 1999 Plans are administered by the Company's Compensation and Stock Option Committee. Options granted under the 1999 Plans have a term up to 10 years and are exercisable six months from the grant date provided however, no options under the Director's Plan will be exercisable until the Company's stockholders approve the Director's Plan. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Director Plans. Adoption of the 1999 Plans is subject to stockholder approval. As of December 31, 1999 there were outstanding options to purchase 135,000 and 80,000 shares under the Employee and Director Plans, respectively. The exercise price for such options have not yet been fixed, but will be equal to the fair value of the common stock on the date the Company's stockholders approve the 1999 Plans.

            Director Compensation
            ---------------------

                 During the year ended December 31, 1999, each director received an annual retainer of $6,000, payable in quarterly installments. Effective June 1, 1994 and January 1, 1995, the Company entered into separate consulting agreements with Mr. Weinberger and Ms. Brock, respectively, to provide various management consulting services to the Company. Each Agreement initially provided for monthly fees of $833 and may be terminated upon 60 days notice by either party. During the year ended December 31, 1999 and thereafter, the Company initiated an acquisition program. In connection with such acquisition program, Mr. Weinberger was requested to expend additional time in consulting with the Company's management on acquisition possibilities, including performing due diligence, administrative, accounting and other services. As a result of the increased time and effort spent by Mr. Weinberger, Mr Weinberger's consulting fee was increased to $2,833 per month.

            ----------------------

            Director Compensation (continued)
            ---------------------

                 On September 1, 1999 each director, other than Mr. Wallace, received 10,000 shares of the Company's common stock. The average of the bid and asked market price on said date was $.57 per share. Since September 1994, Mr. Ponce was provided the use of a Company car at a current cost of approximately $786 per month.

                 On December 15, 1999, each director was granted stock options to purchase 20,000 shares of the Company's common stock. The exercise price of such options will be equal to the fair market value at the date of grant, for a period of five years. The options are not exercisable until the Company obtains stockholder approval of the Director's Stock Option Plan.

            Compensation Committee Interlocks and Insider Participation
            -----------------------------------------------------------

                 During the year ended December 31, 1999, the Compensation and
            Stock Option Committee consisted of Messrs. Ponce, Weinberger and Ms. Brock. None of these directors has been an officer or employee of the Company or its subsidiaries during the last ten years, except Ms. Brock, who was formerly Vice President of Premix and Acrocrete until December 31, 1994. There are no other relationships required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

                 The following table sets forth certain information as of March
            23, 2000 with respect to the beneficial ownership of the Company's common stock by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

                                                      Shares (1)      Percent
                                                Beneficially Owned  of Class (2)
                                                ------------------  ------------

            Maureen P. Ferri                         656,981            7.7%
              120 Simmons Road
              Statesboro, GA. 30458
            Lisa M. Brock                            306,506 (3)        3.6%
            Howard L. Ehler, Jr.                     276,108            3.2%
            Fred H. Hansen                           220,000            2.6%
            Gary J. Hasbach                          250,400            2.9%
            S. Daniel Ponce                          561,966 (4)        6.5%
            Milton J. Wallace                        100,000            1.2%
            Morton L. Weinberger                     209,210            2.5%

            All directors and officers
              as a group (8 persons)               1,930,308 (5)       22.2%

            ----------------

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

            (1) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

            (2) The percent of class for common stockholders is based upon 8,505,434 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

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


Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

                 The law firm of Hanzman, Criden, Chaykin, Rolnick, P.A. in which Mr. Ponce, the Company's Chairman of the Board, was formerly a member, served as general counsel to the Company for which the firm received $114,000 in 1999.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form-8-K
            ---------------------------------------------------------------

            (a)  The following documents are filed as part of this report:

            1.  Financial Statements:                                      Page
                ---------------------                                      ----

              Imperial Industries, Inc. and Subsidiaries:

               Report of Independent Certified Public Accountants          18

               Consolidated Balance Sheets - December 31, 1999 and 1998    19

               Consolidated Statements of Operations - Years Ended
                December 31, 1999, 1998 and 1997.                          20

               Consolidated Statement of Changes of Common Stock and
                Other Stockholders' Equity  -  Three Years Ended
                December 31, 1999.                                         21

               Consolidated Statements of Cash Flows -
                Years ended December 31, 1999, 1998 and 1997               22

               Notes to Consolidated Financial Statements                  23

          2.  Financial Statement Schedules:
              ------------------------------

              II - Valuation and Qualifying Accounts and Reserves          47

          3.  Exhibits
              --------

              Incorporated by reference to the Exhibit Index at the
              end of this Report.                                          48

          (b) Reports on Form 8-K:
              No Form 8-K Reports were filed during the last quarter of the period covered by this Report.

                                                                     Schedule II


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1999, 1998 and 1997

                                                        Charged     Charged
                                             Balance    to cost    to other                  Balance at
                                           beginning      and      accounts-   Deductions-    end of
       Description                         of period    expenses   describe     describe      period
       -----------                         ---------    --------   --------     --------      ------
Year ended December 31, 1999:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                   $  200,000  $ 177,000   $  --       $123,000(A)  $  254,000
                                           ----------  ---------   ------      -----------  ----------
  Valuation allowance for deferred taxes   $2,207,000  $    --     $  --       $574,000(B)  $1,633,000
                                           ----------  ---------   ------      -----------  ----------

Year ended December 31, 1998:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                   $  176,000  $ 154,000   $  --       $130,000(A)  $  200,000
                                           ----------  ---------   ------      -----------  ----------
  Valuation allowance for deferred taxes   $3,134,000  $    --     $  --       $927,000(B)  $2,207,000
                                           ----------  ---------   ------      -----------  ----------

Year ended December 31, 1997:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                   $  145,000  $ 126,000   $  --       $ 95,000(A)  $  176,000
                                           ----------  ---------   ------      -----------  ----------
  Valuation allowance for deferred taxes   $3,934,000  $    --     $  --       $800,000(B)  $3,134,000
                                           ----------  ---------   ------      -----------  ----------

(A) Uncollectible accounts written off, net of recoveries.

(B)  Deferred tax benefit

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

   2.2         Asset Purchase Agreement entered into as of December 31, 1999 between Just-Rite Supply, Inc., Imperial Industries, Inc., A&R Supply, Inc., A&R Supply of Foley, Inc., A&R of Destin, Inc., Ronald A. Johnson, Rita E. Ward and Jaime E. Granat (Form 8-K dated January 19, 2000, File No. 1-7190, Exhibit 2.1).

   3.1         Certificate of Incorporation of the Company, (Form S-4
                Registration Statement, Exhibit 3.1).

   3.2         By-Laws of the Company, (Form S-4 Registration Statement, Exhibit
                3.2).

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

 *10.1         Consolidating, Amended and Restated Financing Agreement by and
                between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated January 28, 2000.

  10.2         Employment Agreement dated July 26, 1993 between Howard L. Ehler,
                Jr. and the Company. (Form 8-K dated July 26, 1993)

  10.3         Employment Agreement dated July 3, 1996 between Fred H. Hansen and the Company, (Form S-4 Registration Statement, Exhibit
                10.3).

  10.4         Restricted Stock Plan, (Form S-4 Registration Statement, Exhibit
                10.4).

  10.5         License Agreement between Bermuda Roof Company and Premix
                Marbletite Manufacturing Co., (Form S-4 Registration Statement,
                Exhibit 10.5).

  *11          Statement recomputation of earnings per share.

  *21          Subsidiaries of the Company

  *27          Financial Data Schedule

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMPERIAL INDUSTRIES, INC.



March 29, 2000                By: /s/ Howard L. Ehler,Jr.
                                  ---------------------------------------------
                                 Howard L. Ehler, Jr., Executive Vice President/
                                         Principal Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ S. Daniel Ponce          Chairman of the Board of        March 29, 2000
----------------------------      Directors
S. Daniel Ponce


     /s/ Lisa M. Brock            Director                        March 29, 2000
----------------------------
Lisa M. Brock


     /s/ Milton J. Wallace        Director                        March 29, 2000
----------------------------
Milton J. Wallace


     /s/ Morton L. Weinberger     Director                        March 29, 2000
----------------------------
Morton L. Weinberger


     /s/ Howard L. Ehler, Jr.     Executive Vice President,       March 29, 2000
----------------------------      Secretary, Principal
Howard L. Ehler, Jr.              Executive Officer and
                                  Chief Financial Officer


     /s/ Betty J.Murchison        Assistant Vice President        March 29, 2000
----------------------------      and Principal Accounting
Betty J. Murchison                Officer