Form 10-K405/A
period 1999-12-31
IMPERIAL INDUSTRIES INC
filed 2000-05-15
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-K/A

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

Commission file number _________________1-7190__________________________________

                            IMPERIAL INDUSTRIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                65-0854631
                 --------                                ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

       1259 Northwest 21st Street, Pompano Beach, Florida      33069-1417
       --------------------------------------------------      ----------
           (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:   (954) 917-4114

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
            None                                            None
            ----                                            ----

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)
                                ----------------

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

            Reports Pursuant to Section 16 (a) of the Securities and Exchange
            -----------------------------------------------------------------
            Act of 1934
            -----------

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

                                              Annual Compensation
                                              -------------------

                                                                                   Long-Term Compensation
                                                                                   ----------------------
                                                                                                Securities
                                                                         Other                  Underlying
                                                                         Annual    Restricted   Options to
                        Name and                                         Compen-      Stock     Purchase
                   Principal Position      Year     Salary    Bonus(1)   sation(2)  Awards(3)   Shares(4)
                   ------------------      ----     ------    --------   ---------  ---------   ---------
                   Howard L. Ehler Jr.     1999    $130,000    $30,000   $ 2,000     $     -      20,000
                    Principal Executive    1998    $120,000     35,000         -
                    Officer, Executive     1997    $100,000     40,000                18,750
                    Vice President and
                    Secretary

                   Fred H. Hansen          1999    $138,000    $40,000   $     -     $     -      20,000
                    President, Premix      1998     150,000     75,000         -           -
                    and Acrocrete          1997     118,000     85,000         -      41,667

                   Gary Hasbach
                    President, Just-
                    Rite                   1999    $110,000    $47,000   $     -     $     -      10,000

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

                                      IMPERIAL INDUSTRIES, INC.



May 12, 2000                          By: /s/ Howard L. Ehler, Jr.
                                      ----------------------------
                                      Howard L. Ehler, Jr., Executive Vice
                                      President/Principal Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ S. Daniel Ponce               Chairman of the Board of      May 12, 2000
------------------------          Directors
S. Daniel Ponce


/s/ Lisa M. Brock                 Director                      May 12, 2000
------------------------
Lisa M. Brock


/s/ Milton J. Wallace             Director                      May 12, 2000
------------------------
Milton J. Wallace


/s/ Morton L. Weinberger          Director                      May 12, 2000
------------------------
Morton L. Weinberger


/s/ Howard L. Ehler, Jr.          Executive Vice President,     May 12, 2000
------------------------          Secretary, Principal
Howard L. Ehler, Jr.              Executive Officer and
                                  Chief Financial Officer


/s/ Betty J. Murchison            Assistant Vice President      May 12, 2000
------------------------          and Principal Accounting
Betty J. Murchison                Officer

                                       49