Form 10-Q
period 2000-03-31
IMPERIAL INDUSTRIES INC
filed 2000-05-22
CIK 49930

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number 1-7190

                         IMPERIAL INDUSTRIES, INC.
                         -------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                  65-0854631
          --------                                  ----------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

         1259 Northwest 21st Street, Pompano Beach Florida 33069-4114
         ------------------------------------------------------------
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

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 5, 2000: 8,605,434

     Total number of pages contained in this document:  25

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                      Index

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999                            3


          Consolidated Statements of Operations
           Three Months Ended March 31, 2000 and 1999                      4


          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999                    5-6


          Notes to Consolidated Financial Statements                    7-17


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                      18-22



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                      23


          Item 6.  Exhibits and Reports on Form 8-K                    23-24


          Signatures                                                      25

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                     March 31,      December 31,
                                                                                       2000            1999
                                                                                       ----            ----
   Assets                                                                           (Unaudited)
   ------
Current assets:
  Cash and cash equivalents                                                        $  1,266,000    $  1,119,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $330,000 and $254,000 at March 31, 2000,
   and December 31, 1999 respectively)                                                3,807,000       2,677,000
  Inventories                                                                         2,955,000       2,023,000
  Deferred taxes                                                                        482,000         634,000
  Other current assets                                                                  522,000          43,000
                                                                                   ------------    ------------
     Total current assets                                                             9,032,000       6,496,000
                                                                                   ------------    ------------

Property, plant and equipment, at cost                                                3,423,000       2,653,000
 Less accumulated depreciation                                                       (1,239,000)     (1,164,000)
                                                                                   ------------    ------------
     Net property, plant and equipment                                                2,184,000       1,489,000
                                                                                   ------------    ------------

Deferred taxes                                                                          699,000         699,000
                                                                                   ------------    ------------

Excess cost of investment over net
 assets acquired                                                                        565,000              --
                                                                                   ------------    ------------

Other assets                                                                             92,000          84,000
                                                                                   ------------    ------------
                                                                                   $ 12,572,000    $  8,768,000
                                                                                   ============    ============

   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                    $  3,344,000    $  1,526,000
  Current portion of long-term debt                                                     318,000         164,000
  Accounts payable                                                                    1,733,000         902,000
  Payable to stockholders                                                                48,000          48,000
  Accrued expenses and other liabilities                                                626,000         409,000
                                                                                   ------------    ------------
     Total current liabilities                                                        6,069,000       3,049,000
                                                                                   ------------    ------------

Long-term debt, less current maturities                                               1,644,000       1,328,000
                                                                                   ------------    ------------

Obligation for appraisal rights                                                         877,000         877,000
                                                                                   ------------    ------------

Commitments and contingencies                                                                --              --
                                                                                   ------------    ------------

Stockholders' equity:
 Common stock, $.01 par value at March 31, 2000
  and December 31, 1999; 20,000,000 shares
  authorized; 8,505,434 and 8,230,434 issued
  at March 31, 2000 and December 31, 1999,
  respectively                                                                           85,000          82,000
 Additional paid-in-capital                                                          13,597,000      13,414,000
 Accumulated deficit                                                                 (9,700,000)     (9,982,000)
                                                                                   ------------    ------------
     Total stockholder's equity                                                       3,982,000       3,514,000
                                                                                   ------------    ------------
                                                                                   $ 12,572,000    $  8,768,000
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2000          1999
                                                       ----          ----
                                                           (Unaudited)
Net sales                                         $ 7,856,000    $ 5,738,000

Cost of sales                                       5,263,000      4,003,000
                                                  -----------    -----------

     Gross profit                                   2,593,000      1,735,000

Selling, general and
 administrative expenses                            2,031,000      1,371,000
                                                  -----------    -----------

     Operating income                                 562,000        364,000
                                                  -----------    -----------

Other income (expense):
   Interest expense                                  (119,000)       (84,000)
   Miscellaneous expense                               (9,000)         2,000
                                                  -----------    -----------
                                                     (128,000)       (82,000)
                                                  -----------    -----------

      Income before income taxes                      434,000        282,000

Income tax expense                                   (152,000)       (99,000)
                                                  -----------    -----------

      Net income                                  $   282,000    $   183,000
                                                  ===========    ===========


Basic earnings per common share                   $       .03    $       .02
                                                  ===========    ===========

Diluted earnings per common share                 $       .03    $       .02
                                                  ===========    ===========

Weighted average common shares                      8,472,467      8,182,571
                                                  ===========    ===========

Weighted average shares and
 potentially dilutive shares                        8,720,615      8,335,135
                                                  ===========    ===========

           See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                      Three Months Ended
                                                          March 31,
                                                          ---------
                                                      2000          1999
                                                      ----          ----
                                                         (Unaudited)
Cash flows from operating activities:
    Net income                                   $   282,000    $   183,000

    Adjustments to reconcile net income
      to net cash (used in) provided by:
      Depreciation                                    75,000         49,000
      Amortization                                     5,000          4,000
      Debt issue discount                             15,000         15,000
      Provision for doubtful accounts                 77,000         39,000
      Income tax expense                             152,000         99,000
      (Gain) loss on disposal of fixed assets             --          1,000

      (Increase) decrease in:
        Accounts receivable                       (1,528,000)      (719,000)
        Inventory                                   (235,000)      (238,000)
        Prepaid expenses and other assets           (492,000)      (264,000)

      Increase (decrease) in:
        Accounts payable                             831,000        542,000
        Payable to stockholders                           --       (466,000)
        Accrued expenses and other liabilities       217,000        118,000
                                                 -----------    -----------
       Total adjustments to net income              (883,000)      (820,000)
                                                 -----------    -----------

        Net cash used in operating activities       (601,000)      (637,000)
                                                 -----------    -----------

Cash flows from investing activities
    Purchases of property, plant
     and equipment                                   (69,000)      (165,000)
    Proceeds received from sale of
     property and equipment                               --          4,000
    Acquisition of business                         (690,000)            --
                                                 -----------    -----------

    Net cash used in investing activities           (759,000)      (161,000)
                                                 -----------    -----------

Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                   1,568,000        539,000
    Proceeds from issuance of long-term debt              --         60,000
    Repayment of long-term debt                      (61,000)       (34,000)
                                                 -----------    -----------
     Net cash provided by financing activities     1,507,000        565,000
                                                 -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                   147,000       (233,000)

Cash and cash equivalents beginning of period      1,119,000      1,097,000
                                                 -----------    -----------

Cash and cash equivalents end of period          $ 1,266,000    $   864,000
                                                 ===========    ===========



                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                      Three  Months Ended
                                                           March 31,
                                                           ---------
                                                         2000       1999
                                                         ----       ----
                                                           (Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the three months for:
  Interest                                           $ 75,000      $50,000
                                                     ========      =======

Non-cash transactions:

 Issuance of 275,000 shares of common
  stock related to the acquisitions                  $186,000           --
                                                     ========      =======

 Issuance of notes related to the
  acquisitions                                       $375,000           --
                                                     ========      =======


           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)     Interim Financial Statements
        ----------------------------

              The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  (2)   Merger
        ------

              On December 17, 1998, the Company's stockholders approved a Plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger"), with the Merger becoming effective December 31, 1998,, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

              At the Effective Date, each share of the Company's $.10 par value common stock outstanding before the Merger was converted into one share of $.01 par value common stock. Also at the Effective Date, 300,121 outstanding shares of preferred stock, with a carrying value of $3,001,000 were retired and $4,292,000 of accrued dividends on such shares were eliminated.

              In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000 which at March 31, 2000 was reduced to $48,000, as a result of satisfying the cash requirements due to former preferred stockholders who had submitted their preferred stock

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (2)   Merger (continued)
        ------

        to the Company for the merger consideration. In addition, the Company issued $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date.

             Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel the Company does not expect that there will be a final judicial determination requiring the Company to make payment to Dissenting Shareholders' in the year ended December 31, 2000. Accordingly, the obligation is classified as long-term debt.

  (3)   Description of Business and Summary of Significant Accounting Policies
        ----------------------------------------------------------------------

             The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and sale of other building materials from other manufacturers. Sales of the Company's products are made to customers primarily in the Southeastern United States through distributors and company-owned distribution facilities.

        (a)  Basis of presentation
             ---------------------

             The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

        (b)  Revenue Recognition Policy
             --------------------------

             Revenue from sale transactions is recorded upon shipment and delivery of inventory to the customer, net of discounts and allowances.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (3)   Description of Business and Summary of Significant Accounting Policies
        ----------------------------------------------------------------------
        (continued)

        (c)  Income Tax Policy
             -----------------

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

        (d)  Cash and cash equivalents
             -------------------------

             The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at March 31, 2000 and December 31, 1999 are short term time deposits of $277,000 and $275,000, respectively.

        (e)  Stock based compensation
             ------------------------

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

        (f)  Accounting estimates
             --------------------

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (3)   Description of Business and Summary of Significant Accounting Policies
        ----------------------------------------------------------------------
         (continued)

        (g)  Fair Value of Financial Instruments
             -----------------------------------

             The carrying amount of the Company's financial instruments principally notes payable, debentures and obligation for appraisal rights, approximates fair value based on discounted cash flows as well as other valuation techniques.

        (h)  Segment Reporting
             -----------------
             The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the three month periods ended March 31, 2000 and 1999, the Company has determined that it operates in a single operating segment.

        (i)  New Accounting Pronouncements
             -----------------------------

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

(4)     Inventories
        -----------

            At March 31, 2000 and December 31, 1999 inventories consist of:

                                            2000              1999
                                            ----              ----
            Raw materials               $  460,000        $  525,000
            Finished goods               2,292,000         1,276,000
            Packaging materials            203,000           222,000
                                        ----------        ----------
                                        $2,955,000        $2,023,000
                                        ==========        ==========

 (5)  Notes Payable
      -------------

          At March 31, 2000, notes payable represent amounts outstanding under a $4,500,000 line of credit from a commercial lender to the Company's subsidiaries and $250,000 unsecured notes payable issued in connection with the January 1, 2000 purchase of three building materials distributors.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(5)   Notes Payable (continued)
      -------------

          The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, expires June 19, 2001, and is subject to annual renewal. Effective April 1, 2000, the interest rate was reduced from the prime rate plus 1% to the prime rate plus 1/2% (9 1/2% at April 1, 2000). At March 31, 2000, the line of credit limit available for borrowing based on eligible receivables and inventory was $4,322,000, of which $3,094,000 had been borrowed. The average month-end amounts outstanding for the three month periods ended March 31, 2000 and 1999 were $2,378,000, and $1,312,000, respectively.

(6)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

          Included in long-term debt at March 31, 2000, are three mortgage loans, collateralized by real property, in the aggregate amount of $625,000, less current installments aggregating $83,000.

          In connection with the Merger described in Note 2, the Company issued 8% subordinated debentures with a face amount value of $985,000 effective December 31, 1998. Each $8.00 debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the debentures at March 31, 2000 is $881,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

          During the three months ended March 31, 2000, the Company acquired certain assets and assumed certain liabilities of a building materials distributor in which it issued an unsecured promissory note of $125,000 as partial consideration. At March 31, 2000, $62,500 was classified as long-term debt, and $62,500 was classified as current portion of long-term debt.

           Other long-term debt in the aggregate amount of $330,000, less current installments of $172,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2004.

(7)   Income Taxes
      ------------

           At March 31, 2000, the deferred tax asset of $1,181,000 consists of the tax effect of net operating loss carryforwards of $2,966,000, less a valuation allowance of $1,633,000. Net operating losses of $5,713,000

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(7)   Income Taxes (continued)
      ------------

      expire through 2000, the remaining balance of $2,761,000 expires in varying amounts through 2009.

           During 1999 the Company recognized $574,000 of deferred tax benefit as a result of releasing a portion of the valuation allowance previously established due to the uncertainty of realizing net operating losses. Remaining deferred tax assets are fully reserved at December 31, 1999, and relate, primarily, to the net operating loss carryforwards expiring in 2000 which the Company projects it will be unable to utilize. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income. Management believes that the valuation allowance at March 31, 2000 and December 31, 1999 is appropriate, given the cyclical nature of the construction industry and other factors including but not limited to the uncertainty of future taxable income expectations beyond the Company's strategic planning horizon.

           In the three months ended March 31, 2000 and 1999, the Company recognized income tax expense of $152,000 and $99,000, respectively, representing income before income taxes at the statutory rate of 35%.

(8)  Capital Stock
     -------------

     (a)  Common Stock
          ------------

           At March 31, 2000, the Company had outstanding 8,505,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

           In the three months ended March 31, 2000, the Company issued an aggregate of 275,000 shares of common stock as partial consideration for the purchase of certain assets of four building materials distributors. In 1999, the Company issued 47,863 treasury shares to directors and an officer as compensation for services rendered.

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(8)   Capital Stock (continued)
      -------------

      (b)  Preferred Stock (continued)
           ---------------

      voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At March 31, 2000 and December 31, 1999, there were no shares of preferred stock outstanding.

      (c)  Warrants
           --------

           At March 31, 2000, the Company had warrants outstanding to purchase 350,000 shares of the Company's common stock. Warrants for the purchase of 200,000 shares entitle the holder to purchase one share at $.10 per share until June 29, 2000. The Company issued 150,000 warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker Warrants"), which entitle the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Investment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%.

      (d)  Stock Options
           -------------

           In December 1999, the Board of Directors adopted the Director's Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Director Plans, respectively. Adoption of the 1999 Plans are subject to stockholder approval.

           On December 16, 1999, the Company granted 215,000 options under the 1999 Plans at an exercise price that will be equal to the fair value of the common stock on the date the Company's stockholders approve the 1999 Plans. If the stockholders do not approve the 1999 Plans, the options shall be automatically terminated. Each option has a term of five years from the date of grant and vesting will be determined at the time of stockholder approval. All options granted are outstanding at March 31, 2000.

 (9)  Earnings Per Common Share
      -------------------------

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). The following is a reconciliation of

                       IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (9)  Earnings Per Common Share (continued)
      -------------------------

      the numerator and denominator of the basic and diluted per share computations (in thousands, except per share data):

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
     BASIC:                                            2000     1999
                                                       ----     ----
       Net income                                      $282       $183
       Average common shares outstanding              8,472      8,183
       Basic per share amount                          $.03       $.02

     DILUTED:
       Net income                                      $282       $183
        Average common shares outstanding             8,472      8,183
        Dilutive effect of outstanding warrants         249        152
       Average shares outstanding assuming dilution   8,721      8,335
       Diluted per share amount                        $.03       $.02

(10)  Commitments and Contingencies
      -----------------------------

      (a)   Contingencies
            -------------

            As of May 12, 2000, the Company's subsidiary, Acrocrete, Inc., and other parties have been named in 38 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage for 35 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other three recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

            The allegations of defects in synthetic stucco wall systems are not restricted to Acrocrete products but rather are an industry-wide issue. There has never been any defect proven against Acrocrete. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

            On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(10)  Commitments and Contingencies (continued)
      -----------------------------

      were defective. The Company's insurance carriers have been placed on notice of this suit and the Company is awaiting their response regarding coverage, but fully expects that the insurance carriers will accept coverage and the defense. In the interim, the insurance carrier has retained defense counsel on behalf of Premix. Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

           Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

           On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger.

      (b)  Lease Commitments
           -----------------

           The Company pays aggregate annual rent of approximately $489,000 for its current operating facilities. The leases expire at various dates ranging from October 31, 2000 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

      (c)  Employment Agreement
           --------------------

          In connection with the acquisition of three building materials distributors in the first quarter of 2000, the Company's wholly-owned subsidiary, Just-Rite Supply, Inc, entered into an employment agreement for a three year period, with Ronald A. Johnson to serve as Vice President and General Manager of Just-Rite. Mr. Johnson receives an annual base salary of $100,000 and is entitled to incentive compensation based on the sales performance of certain distributors. Also, Mr. Johnson is entitled to the use of a Company vehicle, as well as certain other benefits, such as health and disability insurance.

(11)  Recent Acquisitions
      -------------------

           Effective January 1, 2000, the Company acquired certain assets and assumed certain liabilities of three building materials distributors located in Pensacola and Destin, Florida and Foley, Alabama.

           The three distributors ("A&R"), which had been under common ownership, were acquired for $1,580,000 in a single transaction that was accounted for under the purchase method of accounting.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)  Recent Acquisitions (continued)
      -------------------

           The components of the purchase price were as follows (in thousands):

                        Cash                                   $  471
                        Transfer of other assets                  327
                        Common stock issued
                         (225,000 shares @ $.64/share)            144
                        Three month note issued                   150
                        One year note issued                      100
                        Secured debt assumed                      388
                                                               ------
                                                               $1,580
                                                               ======

           The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $401,000 being recorded as goodwill, which is being amortized using the straight line method over 40 years.

           Effective March 1, 2000, the Company acquired certain assets of another (unrelated) building materials distributor ("Panhandle") located in Panama City Beach, Florida, for $386,000.

           The components of the purchase price were as follows (in thousands):

                        Cash                                   $  219
                        Two year note issued                      125
                        Common stock issued
                         (50,000 shares @ $.84/share)              42
                                                               ------
                                                               $  386
                                                               ======

            The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $167,000 being recorded as goodwill, which is being amortized using the straight line method over 40 years.

            Following are the unaudited pro-forma results of operations as if the January 1 and March 1, 2000 purchases had occurred on January 1, 1999 (in thousands, except per share and share amounts):

                                 Three Months Ended        Three Months Ended
                                   March 31, 2000            March 31, 1999
                                   --------------            --------------

      Net sales                        $8,278                    $7,131
      Net income                       $  300                    $  226
      Earnings per common share:
         Basic                         $  .04                    $  .03
         Diluted                       $  .03                    $  .03

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)  Recent Acquisitions (continued)
      -------------------

           This unaudited pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

           The preliminary impact of the Company's assets and liabilities related to the acquisitions as of March 31, 2000, were as follows (in thousands):

          Fair value of A&R assets                                 $1,179
          Liabilities assumed (A&R)                                  (381)
          Adjustment for accounts receivable due Company (A&R)       (327)
          Fair value of Panhandle assets                              219
          Net cash paid as reflected in the                        ------
            Statement of Cash Flows                                $  690
                                                                   ======
(12)  Subsequent Event
      ----------------

           In April 2000, the Company entered into a non-binding Letter of Intent to acquire certain assets of A&R Supply of Mississippi, Inc. and its affiliated company A&R Supply of Hattiesburg, Inc. ("A&R Supply of Mississippi"). The closing is anticipated to be effective May 1, 2000 and is subject to normal closing contingencies. The purchase price of the proposed acquisitions will be funded through the utilization of the Company's line of credit, assumption of certain liabilities, issuance of unsecured notes and issuance of shares of common stock.

           A&R supply of Mississippi operates three wholesale building materials distribution facilities located in Gulfport, Hattiesburg and Pascagoula, Mississippi. Sales of A&R Supply of Mississippi approximated $6,350,000 for their fiscal year ended March 31, 2000.

Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition
           -----------------------

           General
           -------

                The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia and Alabama. The majority of the Company's products are sold to building materials dealers located principally in Florida, Georgia and Alabama who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of construction permits issued for the construction of buildings. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things.

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

           Results of Operations
           ---------------------

           Three Months Ended March 31, 2000 Compared to 1999
           --------------------------------------------------

                Net sales for the three months ended March 31, 2000 increased $2,118,000, or approximately 36.9%, compared to the same period in 1999. The increase in sales was derived from the sales of building materials generated by the four distributors acquired effective January 1, 2000 and March 1, 2000. These sales primarily consisted of building materials purchased from other manufacturers, principally gypsum roofing, insulation, metal studs, masonry and stucco products.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition (continued)
           -----------------------

           Results of Operations (continued)
           ---------------------

           Three Months Ended March 31, 2000 Compared to 1999 (continued)
           --------------------------------------------------

                Gross profit as a percentage of net sales for the first quarter of 2000 was approximately 33.0%, compared to 30.2% in the first quarter of 1999. The increase in gross profit margins was due principally to gains in manufacturing efficiency derived from modifying the Company's manufacturing processes, price increases implemented for certain of the Company's manufactured products implemented in the last six months of 1999, and higher gross profits derived from products manufactured by other companies, sold through the Company's distribution facilities. The Company is attempting to increase gross profit margins through its efforts to increase the sale of its manufactured products through its distribution facilities and to modify its manufacturing processes to gain further improvements in its production efficiency.

                Selling, general and administrative expenses as a percentage of sales for the first quarter of 2000 was approximately 25.9% in 2000, compared to 23.9% for the same period last year. Selling, general and administrative expenses increased $660,000, or approximately 48.1% in 2000, compared to the first quarter of 1999. The increase in expenses was primarily due to additional operating costs associated with the Company's expanded operations, principally operating costs related to the building material distributors acquired in the first quarter of 2000.

                Interest expense increased from $84,000 in the first quarter of 1999 to $119,000 in 2000. The increase in interest expense was principally due to additional borrowings related to the purchase and operations of the acquired distribution facilities.

                In the three months ended March 31, 2000 and 1999, the Company recognized income tax expense of $152,000 and $99,000, respectively, representing income before taxes at the statutory rate of 35%.

                As a result of the above factors, the Company derived net income of $282,000, or $.03 per fully-diluted share, for the first quarter of 2000, compared to $183,000, or $.02 per fully-diluted share, for the same period in 1999.

           Liquidity and Capital Resources
           -------------------------------

                At March 31, 2000, the Company had working capital of approximately $2,963,000 compared to working capital of $3,447,000 at December 31, 1999. As of March 31, 2000, the Company had cash and cash equivalents of $1,266,000. The primary reduction in

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition (continued)
           -----------------------

           Liquidity and Capital Resources (continued)
           -------------------------------

           working capital was associated with the purchase of four building materials distributors in the quarter ended March 31, 2000.

                 The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $4,500,000 line of credit with a commercial lender scheduled to expire on June 19, 2001. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 2000, $3,094,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit total available borrowing of approximately $4,322,000 at March 31, 2000.

                 Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of March 31, 2000 the Company owned and operated nine warehouse distribution outlets. Accounts receivable, net of allowance, at March 31, 2000 was $3,807,000 compared to $2,677,000 at December 31, 1999. The increase in receivables of $1,130,000, or approximately 42.2% was primarily related to higher sales levels prevalent in 2000 compared to the same period in 1999 as a result of the acquisitions.

                As a result of the consummation of a merger with a wholly owned subsidiary in 1998, the Company issued an aggregate of $985,000 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and agreed to pay $733,000 in cash to the former preferred shareholders. At March 31, 2000, the Company had paid $684,000 of such cash amount. Amounts payable to such shareholders at March 31, 2000, results from their non-compliance with the conditions for payments. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock owned by such dissenting shareholders, but recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition (continued)
           -----------------------

           Liquidity and Capital Resources  (continued)
           -------------------------------

           stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

                Effective January 1, 2000, the Company acquired certain assets and assumed certain liabilities of three building materials distributors held under common ownership in a single transaction accounted for as a purchase acquisition. The total consideration, exclusive of the issuance of Common Stock, was $1,580,000 consisting of $798,000 in cash, unsecured promissory notes of $150,000 due 90 days from closing and $100,000 due one year from closing. The Company also assumed $388,000 of the acquired companies' secured debt and issued 225,000 shares of the Company's unregistered common stock valued at $.64 per share.

                Effective March 1, 2000, the Company acquired certain assets of another building materials distributor accounting for it under the purchase method of accounting. Total consideration for the purchase was $386,000, which included 50,000 shares of the Company's unregistered common stock valued at $42,000 ($.84 per share). The Company paid cash of $219,000 and issued an unsecured promissory note of $125,000 payable over two years from closing.

                The consummation of these acquisitions and working capital required to fund operations at the acquired locations resulted in an approximate increase of $1,500,000 under the Company's line of credit.

                In April 2000, the Company entered into a non-binding letter of intent to acquire certain of the assets of three wholesale building material distribution facilities located in Gulfport, Hattiesburg and Pascagula, Mississippi. The closing, subject to normal contingencies, is anticipated to be effective May 1, 2000. The Company expects to utilize approximately $1,500,000 under its line of credit, issue notes in the approximate amount of $600,000, assume secured debt of approximately $350,000 and issue 400,000 shares of common stock to consummate the proposed acquisition and fund operations. The Company is in the process of obtaining an increase in its line of credit with its commercial lender to facilitate the purchase of these distribution facilities. Management expects to receive the increase in its line of credit in an amount sufficient to conclude the acquisition of these facilities and fund operations.

                The Company presently is evaluating the feasibility of opening or acquiring other warehouse distribution facilities. In addition, the Company expects to incur capital expenditures during the next twelve months to upgrade certain Company facilities and maintain and

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition (continued)
           -----------------------

           Liquidity and Capital Resources  (continued)
           -------------------------------

           upgrade its equipment to support on-going operations. Management does not expect the cash investment portion of the expenditures to upgrade facilities and maintain equipment to be material. Capital needs associated with opening or acquiring any additional facilities cannot be estimated at this time.

                 The Company believes its cash on hand, utilization of unused borrowings under its line of credit, and the proposed increase in its borrowing arrangement with its commercial lender will provide sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for the next twelve months to satisfy the obligations arising from the merger and support the cash requirements of its capital expenditure programs.

                The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) maintain profitable operations; (ii) pay or otherwise satisfy obligations arising from the merger; and (iii) resolve current litigation on terms favorable to the Company.

           Year 2000 Issues
           ----------------

                In the fourth quarter of 1999 management completed a company wide program to prepare the Company's computer systems and other applications for the year 2000. Based on such assessment, the Company developed and completed a year 2000 compliance plan, under which all key information systems were tested, and non-compliant software replaced. All of the Company's systems are now 2000 compliant. In addition, the Company has not experienced any material difficulties regarding compatibility of customers' and suppliers' systems which interface with the Company's systems or could otherwise impact the Company's operations.

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

   3.1 Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).

   3.2      By-Laws of the Company, (Form S-4 Registration Statement, Exhibit
            3.2).

   4.1 Form of Common Stock Purchase Warrant issued to Auerbach, Pollak & Richardson, Inc., (Form S-4 Registration Statement, Exhibit 4.1).

   4.2      Form of 8% Subordinated Debenture, (Form S-4 Registration Statement,
            Exhibit 4.2).

   4.3 Warrant Agreements as of June 22, 1988 between the Company and two of its directors, S. Daniel Ponce and Lisa M. Brock, formerly Lisa
            M.  Thompson. (Form 8-K dated June 29, 1988, File No.  1-7190,
            Exhibit 10.3).

  10.1 Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated January 28, 2000. (Form 10-K dated December 31, 1999, File No. 1-7190, Exhibit 10-1).

  10.2 Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993).

  10.3 Employment Arrangement dated July 3, 1996 between Fred H. Hansen and the Company, (Form S-4 Registration Statement, Exhibit 10.3).

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information

 Item 6.      Exhibits and Reports on Form 8-K (continued)
              --------------------------------

 Exhibit No.                         Description
 -----------                         -----------

  10.4 License Agreement between Bermuda Roof Company and Premix Marbletite Manufacturing Co., (Form S-4 Registration Statement, Exhibit 10.5).


           (b)  Reports on Form 8-K
                -------------------

                On February 3, 2000 the Company filed a Form 8-K Report dated January 19, 2000 relating to the acquisition of certain of the assets and business of A&R Supply, Inc., A&R of Foley, Inc. and A&R of Destin, Inc. On April 3, 2000 the Company filed an Amendment to the Form 8-K to provide copies of the financial statements for the acquired companies.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                       --------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /S/ Betty Jean Murchison
                                       --------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


May 22, 1999