Form 10-Q
period 2000-06-30
IMPERIAL INDUSTRIES INC
filed 2000-08-21
CIK 49930

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              ----------    ----------

Commission file number    1-7190
                       ------------------

                           IMPERIAL INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

          Delaware                                 65-0854631
-------------------------------                 -----------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

         1259 Northwest 21st Street, Pompanoy Beachy Florida 33069-4114
         --------------------------------------------------------------
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

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 7, 2000: 9,205,434

     Total number of pages contained in this document:  26

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      Index

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

          Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                             3


          Consolidated Statements of Operations
           Six Months and Three Months Ended
           June 30, 2000 and 1999                                          4


          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999                       5-6


          Notes to Consolidated Financial Statements                    7-18


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                      19-23



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                      24


          Item 6.  Exhibits and Reports on Form 8-K                    24-25


          Signatures                                                      26

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                             June 30,                  December 31,
                                                                                               2000                        1999
                                                                                           ------------                ------------
                                                                                            (Unaudited)
     Assets
     ------
Current assets:
  Cash and cash equivalents                                                                $  1,386,000                $  1,119,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $304,000 and $254,000 at June 30, 2000,
   and December 31, 1999 respectively)                                                        5,237,000                   2,677,000
  Inventories                                                                                 4,169,000                   2,023,000
  Deferred taxes                                                                                323,000                     634,000
  Other current assets                                                                          431,000                      43,000
     Total current assets                                                                    11,546,000                   6,496,000

Property, plant and equipment, at cost                                                        4,104,000                   2,653,000
 Less accumulated depreciation                                                               (1,202,000)                 (1,164,000)
                                                                                           ------------                ------------
     Net property, plant and equipment                                                        2,902,000                   1,489,000
                                                                                           ------------                ------------
Deferred taxes                                                                                  699,000                     699,000

Excess cost of investment over net
 assets acquired                                                                              1,520,000                          --
                                                                                           ------------                ------------
Other assets                                                                                    124,000                      84,000
                                                                                           ------------                ------------
                                                                                           $ 16,791,000                $  8,768,000
                                                                                           ============                ============

   Liabilities and Stockholders' Equity
   -----------------------------------
Current liabilities:
  Notes payable                                                                            $  3,814,000                $  1,526,000
  Current portion of long-term debt                                                             695,000                     164,000
  Accounts payable                                                                            3,195,000                     902,000
  Payable for acquisition                                                                       441,000                          --
  Payable to stockholders                                                                        48,000                      48,000
  Accrued expenses and other liabilities                                                        635,000                     409,000
                                                                                           ------------                ------------
     Total current liabilities                                                                8,828,000                   3,049,000
                                                                                           ------------                ------------
Long-term debt, less current maturities                                                       2,482,000                   1,328,000
                                                                                           ------------                ------------
Obligation for appraisal rights                                                                 877,000                     877,000
                                                                                           ------------                ------------
Commitments and contingencies                                                                        --                          --
                                                                                           ------------                ------------
Stockholders' equity:
 Common stock, $.01 par value at June 30, 2000
  and December 31, 1999; 20,000,000 shares
  authorized; 9,205,434 and 8,230,434 issued
  at June 30, 2000 and December 31, 1999,
  respectively                                                                                   92,000                      82,000
 Additional paid-in-capital                                                                  13,915,000                  13,414,000
 Accumulated deficit                                                                         (9,403,000)                 (9,982,000)
                                                                                           ------------                ------------
     Total stockholder's equity                                                               4,604,000                   3,514,000
                                                                                           ------------                ------------
                                                                                           $ 16,791,000                $  8,768,000
                                                                                           ============                ============

          See accompanying notes to consolidated financial statements

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)



                                                                Six Months Ended                        Three Months Ended
                                                                     June 30,                                 June 30,
                                                        ---------------------------------         ---------------------------------
                                                             2000                1999                 2000                 1999
                                                        ------------         ------------         ------------         ------------

Net sales                                               $ 19,327,000         $ 11,818,000         $ 11,471,000         $  6,080,000


Cost of sales                                             13,420,000            8,065,000            8,157,000            4,062,000
                                                        ------------         ------------         ------------         ------------

     Gross profit                                          5,907,000            3,753,000            3,314,000            2,018,000

Selling, general and
 administrative expenses                                   4,732,000            2,891,000            2,701,000            1,520,000
                                                        ------------         ------------         ------------         ------------

     Operating income                                      1,175,000              862,000              613,000              498,000
                                                        ------------         ------------         ------------         ------------

Other income (expense):
   Interest expense                                         (316,000)            (187,000)            (197,000)            (103,000)
   Miscellaneous income                                       31,000                3,000               40,000                1,000
                                                        ------------         ------------         ------------         ------------
                                                            (285,000)            (184,000)            (157,000)            (102,000)
                                                        ------------         ------------         ------------         ------------

      Income before income taxes                             890,000              678,000              456,000              396,000

Provision for income taxes                                  (311,000)            (237,000)            (159,000)            (138,000)
                                                        ------------         ------------         ------------         ------------

Net income                                              $    579,000         $    441,000         $    297,000         $    258,000
                                                        ------------         ------------         ------------         ------------

Basic earnings per common share                         $        .07         $        .05         $        .03         $        .03
                                                        ------------         ------------         ------------         ------------

Diluted earnings per common share                       $        .07         $        .05         $        .03         $        .03
                                                        ------------         ------------         ------------         ------------

Weighted average common shares                             8,663,126            8,182,571            8,853,786            8,182,571
                                                        ------------         ------------         ------------         ------------

Weighted average shares and
  potentially dilutive shares                              8,899,849            8,344,766            9,073,391            8,357,571
                                                        ------------         ------------         ------------         ------------






          See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows  (Unaudited)
                 Increase (Decrease) In Cash and Cash Equivalents

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                             --------------------------------------
                                                                                                2000                        1999
                                                                                             -----------                -----------
Cash flows from operating activities:
    Net income                                                                               $   579,000                $   441,000
                                                                                             -----------                -----------

    Adjustments to reconcile net
    income to net cash provided by:
      Depreciation                                                                               189,000                    104,000
      Amortization                                                                                18,000                      7,000
      Debt issue discount                                                                         30,000                     30,000
      Provision for doubtful accounts                                                             95,000                     87,000
      Provision for income taxes                                                                 311,000                    237,000
      Compensation expense - issuance of stock                                                    60,000                         --
      (Gain) loss on disposal of property
       and equipment                                                                              (4,000)                     6,000
      Other                                                                                     (148,000)                        --

      (Increase) decrease in:
        Accounts receivable                                                                   (2,937,000)                  (583,000)
        Inventory                                                                               (308,000)                  (520,000)
        Prepaid expenses and other assets                                                       (446,000)                  (286,000)

      Increase (decrease) in:
        Accounts payable                                                                       2,293,000                    (62,000)
        Payable to stockholders                                                                       --                   (685,000)
        Accrued expenses and other liabilities                                                   226,000                     77,000
                                                                                             -----------                -----------
       Total adjustments to net income                                                          (621,000)                (1,588,000)
                                                                                             -----------                -----------
        Net cash (used in)
         operating activities                                                                    (42,000)                (1,147,000)
                                                                                             -----------                -----------
Cash flows from investing activities
    Purchase of property, plant
     and equipment                                                                              (230,000)                  (300,000)
    Proceeds from sale of property
     and equipment                                                                                38,000                     21,000
    Proceeds from exercise of warrants                                                            20,000                         --
    Acquisition of businesses                                                                 (1,540,000)                        --
    Payment on note payable A&R acquisition                                                     (150,000)                        --
      Net cash used in investing activities                                                   (1,862,000)                  (279,000)
                                                                                             -----------                -----------
Cash flows from financing activities
    Increase in notes payable banks - net                                                      2,188,000                  1,201,000
    Proceeds from issuance of long-term debt                                                     151,000                    100,000
    Repayment of long-term debt                                                                 (168,000)                   (89,000)
                                                                                             -----------                -----------
     Net cash provided by financing activities                                                 2,171,000                  1,212,000
                                                                                             -----------                -----------

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-


                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                            --------------------------------------
                                                                                                2000                        1999
                                                                                            -----------                -----------
Net increase (decrease) in cash and
 cash equivalents                                                                                267,000                   (214,000)
Cash and cash equivalents
 beginning of period                                                                           1,119,000                  1,097,000
                                                                                             -----------                -----------
Cash and cash equivalents end of period                                                      $ 1,386,000                $   883,000
                                                                                             -----------                -----------
Supplemental disclosure of cash
flow information:

Cash paid during the six months for:
  Interest                                                                                   $   260,000                $   119,000
                                                                                             -----------                -----------
Non-cash transactions:
  Issuance of an aggregate of 775,000 shares
   of common stock related to acquisitions
   and to an officer of the Company                                                          $   490,000                $        --
                                                                                             -----------                -----------
  Issuance of notes related to the
   acquisitions                                                                              $   950,000                $        --
                                                                                             -----------                -----------
  Cash due 30 days after closing of
   A&R of Mississippi acquisition
   ("Payable for Acquisition")                                                               $   441,000                $        --
                                                                                             -----------                -----------

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Interim Financial Statements
      ----------------------------

              The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

              In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of June 30, 2000 to former preferred stockholders who had submitted their preferred stock

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

  (2)   Merger (continued)
        ------

        to the Company for the merger consideration. In addition, the Company issued $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date.

              Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel the Company does not expect that there will be a final judicial determination requiring the Company to make payment to Dissenting Shareholders' prior to June 30, 2001. Accordingly, the obligation is classified as long-term debt.

  (3)   Description of Business and Summary of Significant Accounting Policies
        ----------------------------------------------------------------------

             The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the sale of other building materials from other manufacturers. Sales of products are made to customers primarily in the Southeastern United States through distributors and company-owned distribution facilities.

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

        (d)  Cash and cash equivalents
             -------------------------

             The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at June 30, 2000 and December 31, 1999 are short term time deposits of $280,000 and $275,000, respectively.

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

        (h)  New Accounting Pronouncements
             -----------------------------

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

(4)   Inventories
      -----------

            At June 30, 2000 and December 31, 1999 inventories consist of:

                                            2000              1999
                                        ----------        ----------
            Raw materials               $  491,000        $  525,000
            Finished goods               3,463,000         1,276,000
            Packaging materials            215,000           222,000
                                        ----------        ----------
                                        $4,169,000        $2,023,000
                                        ----------        ----------

 (5)  Notes Payable
      -------------

          At June 30, 2000, notes payable represent amounts outstanding under a $5,500,000 line of credit (increased to $6,000,000 on July 21, 2000), from a commercial lender to the Company's subsidiaries and $100,000 in unsecured notes payable issued in connection with the January 1, 2000 purchase of three building materials distributors.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(5)   Notes Payable (continued)
      -------------

          The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, expires June 19, 2001, and is subject to annual renewal. Effective April 1, 2000, the interest rate was reduced from the prime rate plus 1% to the prime rate plus 1/2% (10% at June 30, 2000). At June 30, 2000, the line of credit limit available for borrowing based on eligible receivables and inventory was $5,500,000, of which $3,714,000 had been borrowed. The average month-end amounts outstanding for the six month periods ended June 30, 2000 and 1999 were $2,491,000, and $1,175,000, respectively.

(6)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

          Included in long-term debt at June 30, 2000, are three mortgage loans, collateralized by real property, in the aggregate amount of $604,000, less current installments aggregating $84,000.

          In connection with the Merger described in Note 2, the Company issued 8% subordinated debentures with a face amount value of $985,000 effective December 31, 1998. Each $8.00 debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the debentures at June 30, 2000 is $896,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

          During the six months ended June 30, 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued unsecured promissory notes of $850,000 as partial consideration. At June 30, 2000, $588,000 was classified as long-term debt, and $262,000 was classified as current portion of long-term debt. These obligations accrue interest at 8 per cent per annum.

           Other long-term debt in the aggregate amount of $827,000, less current installments of $349,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2004.

(7)   Income Taxes
      ------------

           At June 30, 2000, the deferred tax asset of $1,022,000 consists of tax effected net operating loss carryforwards of $2,655,000, less a valuation allowance of $1,633,000. Net operating losses of $4,823,000

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(7)   Income Taxes (continued)
      ------------

      expire in 2000. The remaining balance of $2,761,000 expires in varying amounts through 2009.

           In the six months ended June 30, 2000 and 1999, the Company recognized income tax expense of $311,000 and $237,000, respectively, representing income before income taxes at the statutory rate of 35%.

(8)  Capital Stock
     -------------

     (a)  Common Stock
          ------------

           At June 30, 2000, the Company had outstanding 9,205,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

           In the six months ended June 30, 2000, the Company issued an aggregate of 675,000 shares of common stock as partial consideration for the purchase of certain assets of seven building materials distributors, an additional 100,000 shares were issued to an officer as compensation for services rendered, and 200,000 shares in connection with the exercise of outstanding stock purchase warrants. In 1999, the Company issued 47,863 treasury shares to directors and an officer as compensation for services rendered.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(8)   Capital Stock (continued)
      -------------

      (b)  Preferred Stock (continued)
           ---------------

      series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At June 30, 2000 and December 31, 1999, there were no shares of preferred stock outstanding.

      (c)  Warrants
           --------

           At June 30, 2000, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock. The Company issued the warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker Warrants"). Each Investment Banker Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Investment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%.

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

           On April 25, 2000, the Company granted 30,000 options under the 1999 Employee Stock Option Plan. The exercise price for such options will be equal to the fair value of the common stock on the date the Employee Stock Option Plan is approved by the stockholders. As of June 30, 2000, the Company has outstanding options to purchase 165,000 shares under the Employee Stock Option Plan and 80,000 shares under the Director's Stock Option Plan at exercise prices which will be equal to the fair value of the common stock on the date of stockholder approval of such plans. If the stockholders do not approve the 1999 Plans, the options shall be automatically terminated. Each option has a term of five years from the date of grant and vesting will be determined at the time of stockholder approval.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


 (9)  Earnings Per Common Share
      -------------------------

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands, except per share data):

                                            Six Months Ended  Three Months Ended
                                                June 30,            June 30,
                                             ---------------    ----------------
                                             2000       1999    2000        1999
                                             ----       ----    ----        ----
       BASIC:
       Net income                            $579       $441    $297        $258
       Average common shares outstanding    8,663      8,183   8,854       8,183
       Basic per share amount                $.07       $.05    $.03        $.03

     DILUTED:
       Net income                            $579       $441    $297        $258
       Average common shares outstanding    8,663      8,183   8,854       8,183
       Dilutive effect of outstanding
        warrants                              237        162     219         174
       Average shares outstanding,
        assuming dilution                   8,900      8,345   9,073       8,357
       Diluted per share amount              $.07       $.05    $.03        $.03

(10)  Commitments and Contingencies
      -----------------------------

      (a)   Contingencies
            -------------

           As of August 11, 2000, the Company's subsidiary, Acrocrete, Inc., and other parties have been named in 38 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage under a reservation of rights and are providing a defense for 36 of these claims. Acrocrete expects its insurance carriers to accept coverage for the other two recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the extent of its exposure or outcome of this litigation.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-



(10)  Commitments and Contingencies (continued)
      -----------------------------

           On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carriers have been placed on notice of this suit and the Company is awaiting their response regarding coverage, but fully expects that the insurance carriers will accept coverage and the defense. In the interim, the insurance carrier has retained defense counsel on behalf of Premix. Premix is unable to determine the extent of its exposure or the outcome of this litigation.

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

      (b)  Lease Commitments
           -----------------

           The Company pays aggregate annual rent of approximately $786,000 for its current operating facilities. The leases expire at various dates ranging from October 31, 2000 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

      (c)  Employment Agreement
           --------------------

          In connection with the acquisition of building materials distributors in the first six months of 2000, the Company's wholly-owned subsidiary, Just-Rite Supply, Inc, entered into employment agreements for a three year period, with Ronald A. Johnson and Dennis L. Robertson to serve as Vice Presidents and General Managers of Just-Rite. Mr. Johnson and Mr. Robertson receive an annual base salary of $100,000 and $130,000, respectively, and are entitled to incentive compensation based on the performance of certain distributors. Also, each person is entitled to the use of a Company vehicle, as well as certain other benefits, such as health and disability insurance.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(11)  Recent Acquisitions
      -------------------

           During 2000, the Company consummated four transactions for the purchase of seven building material distributors. These acquisitions have been accounted for under the purchase method of accounting and the results of the acquired distributors have been consolidated since the respective acquisition dates.

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

      The components of the purchase price were as follows (in thousands):

                        Cash                                   $  471
                        Transfer of other assets                  327
                        Common stock issued
                         (225,000 shares @ $.64/share)            144
                        Three month unsecured note issued         150
                        One year unsecured note issued            100
                        Secured debt assumed                      388
                                                               ------
                                                               $1,580
                                                               ------

           The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $401,000 being recorded as goodwill, which is being amortized using the straight line method over 40 years.

           Effective March 1, 2000, the Company acquired certain assets of a building materials distributor ("Panhandle") located in Panama City Beach, Florida, for $386,000.

           The components of the purchase price were as follows (in thousands):

                        Cash                                   $  219
                        Two year unsecured note issued            125
                        Common stock issued
                         (50,000 shares @ $.84/share)              42
                                                                 ----
                                                                 $386
                                                                 ----

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(11)  Recent Acquisitions (continued)
      -------------------

            Effective April 1, 2000 the Company acquired certain assets and liabilities of a building materials distributor ("Tallahassee") located in Tallahassee, Florida for $564.000.

           The components of the purchase price were as follows: (in thousands):

                        Cash                                   $286
                        Issuance of unsecured note              125
                        Secured debt assumed                    153
                                                               ----
                                                               $564
                                                               ----

           The purchase price was allocated to the acquired assets and liabilities based on a preliminary estimate of their fair value on the acquisition date with the excess of $125,000 being recorded as goodwill, which is being amortized using the straight line method over 40 years. The purchase price allocation will be adjusted if necessary based upon a final determination of the fair value of the net assets acquired.

           Effective May 1, 2000, the Company acquired certain assets and liabilities of two related distributors ("A&R of Mississippi"), with locations in Gulfport, Hattiesburg and Pascagoula, Mississippi.

            The components of the purchase price were as follows (in thousands):

                        Cash ($564,000 at closing, $441,000
                         paid 30 days after closing)           $1,005
                        Transfer of other assets                  122
                        Three year unsecured note issued          600
                        Secured debt assumed                      310
                        Common stock issued
                         (400,000 shares @ $.61/share)            244
                                                               ------
                                                               $2,281
                                                               ------

           The purchase price was allocated to the acquired assets and liabilities based on a preliminary estimate of their fair value on the acquisition date with the excess of $836,000 being recorded as goodwill, which is being amortized using the straight line method over 40 years. The final purchase price allocation will be adjusted if necessary based upon a final determination of the fair value of the net assets acquired.

            Following are the unaudited pro-forma results of operations as if the January 1, March 1, April 1, and May 1, 2000 purchases had occurred on

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(11)  Recent Acquisitions (continued)
      -------------------

      January 1, 1999 (in thousands, except per share and share amounts):

                                 Six Months Ended        Six Months Ended
                                   June 30,2000            June 30,1999
                                   ------------            ------------

      Net sales                        $23,466                   $19,226
      Net income                       $   528                   $   552
      Earnings per common share:
         Basic                         $   .06                   $   .06
         Diluted                       $   .06                   $   .06


           This unaudited pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

           The preliminary impact of the Company's assets and liabilities related to the acquisitions as of June 30, 2000, were as follows (in thousands):

          Fair value of assets and liabilities acquired:

          Inventories                                       $1,838
          Property plant and equipment                       1,444
          Other assets (Excess cost of investment
            over net assets acquired)                        1,529
          Liabilities (Assumed)                               (851)
                                                            ------
                                                             3,960

          Less:

          Debt issued                                       (1,100)
          Common Stock issued                                 (430)
          Cash paid 30 days after closing                     (441)
          Adjustment for accounts receivable
            due Company                                       (449)
                                                            ------

          Net cash paid as reflected in the
            Statement of Cash Flows                         $1,540
                                                            ------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES




Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition
           -----------------------

           General
           -------

                The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to building materials dealers located principally in Florida, Georgia, Mississippi and Alabama who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of construction permits issued for the construction of buildings. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things.

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

           Results of Operations
           ---------------------

           Six Months and Three Months Ended June 30,2000 Compared to 1999
           ---------------------------------------------------------------

                Net sales for the six months and three months ended June 30, 2000 increased $7,509,000 and $5,391,000, or approximately 63.5% and 88.7%, compared to the same periods in 1999. The increase in sales was derived from the sales of building materials generated by distributors acquired at various dates during the six months ended June 30, 2000. These sales primarily consisted of building materials purchased from other manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition  (continued)
           -----------------------

           Results of Operations (continued)
           ---------------------

           Six Months and Three Months Ended June 30, 2000 Compared to 1999
           ----------------------------------------------------------------
             (continued)

                Gross profit as a percentage of net sales for the six months and three months of 2000 was approximately 30.6% and 28.9%, compared to 31.8% and 33.2%, in the comparable periods in 1999. The decrease in gross profit margins was principally due to a greater proportion of consolidated sales represented by lower gross margin products, primarily products manufactured by other companies sold through the Company's acquired distribution facilities, as compared to the proportionate amount of sale of products manufactured by the Company with higher gross profit margins. In addition, competitive conditions prevalent in selected markets for certain products manufactured by other companies sold through the Company's distribution facilities had an adverse impact on gross profit margins during the second quarter of 2000. The effect of the sale of lower gross profit margin products through the Company's distribution facilities more than off-set the gains in gross profit margins derived from improvements in manufacturing efficiency.

                Selling, general and administrative expenses as a percentage of net sales for the six months and three months of 2000 was approximately 24.4% and 23.5%, respectively, compared to 24.4% and 25.0%, for the comparable periods last year. Selling, general and administrative expenses increased $1,841,000 and $1,181,000 or approximately 64% and 78%, compared to the same periods in 1999. The increase in expenses was primarily due to additional operating costs related to the building materials distributors acquired in the first six months of 2000.

                Interest expense increased $129,000 and $94,000, or approximately 69% and 91%, for the six months and three months ended June 30, 2000, compared to the same periods last year. The increase in interest expense was principally due to additional borrowings related to the purchase and operations of the acquired distributors.

                In the six months and three months ended June 30, 2000 and 1999, the Company recognized income tax expense at the federal statutory rate of 35%. Based on the Company's net operating loss tax carry-forwards, the Company is not expected to pay federal income taxes for the current year.

                As a result of the above factors, the Company derived net income of $579,000 and $297,000, or $.07 and $.03 per fully diluted share, respectively, for the six months and three months ended June 30, 2000, compared to $441,000 and $258,000, or $.05 and $.03 per share, in the 1999 periods.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition  (continued)
           -----------------------

             Liquidity and Capital Resources
             -------------------------------

                At June 30, 2000, the Company had working capital of approximately $2,718,000 compared to working capital of $3,447,000 at December 31, 1999. As of June 30, 2000, the Company had cash and cash equivalents of $1,386,000. The primary reduction in working capital was associated with the purchase of seven building materials distributors in the six months ended June 30, 2000.

             The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2001. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 2000, $3,714,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit total available borrowing of approximately $5,500,000 at June 30, 2000.

                 Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of June 30, 2000 the Company owned and operated thirteen warehouse distribution outlets. Accounts receivable, net of allowance, at June 30, 2000 was $5,237,000 compared to $2,677,000 at December 31, 1999. The increase in receivables of $2,560,000, or approximately 95.6% was primarily related to higher sales levels prevalent in 2000 compared to the same period in 1999 as a result of the acquisitions.

                As a result of the consummation of a merger with a wholly owned subsidiary in 1998, the Company issued an aggregate of $985,000 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and agreed to pay $733,000 in cash to the former preferred shareholders. At June 30, 2000, the Company had paid $684,000 of such cash amount. Amounts payable to such shareholders at June 30, 2000, results from their non-compliance with the conditions for payments. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock owned by such dissenting shareholders, but recorded a liability for each share

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition  (continued)
           -----------------------

             Liquidity and Capital Resources  (continued)
             -------------------------------

           based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

                Effective January 1, 2000, the Company acquired certain assets and assumed certain liabilities of three building materials distributors held under common ownership in a single transaction accounted for as a purchase acquisition. The total consideration was $1,580,000 consisting of $798,000 in cash, unsecured promissory notes of $150,000 due 90 days from closing and $100,000 due one year from closing. The Company also assumed $388,000 of the acquired companies' secured debt and issued 225,000 shares of the Company's unregistered common stock valued at $.64 per share.

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

                Effective April 1, 2000, the Company acquired certain assets and assumed certain liabilities of another unrelated building materials distributor accounting for it under the purchase method of accounting. Total consideration for the purchase price was $564,000, consisting of $286,000 in cash, an unsecured promissory note of $125,000, with $62,500 due and payable on April 10, 2001 and 2002, and assumed approximately $153,000 of the acquired company's secured debt.

                Effective May 1, 2000, the Company acquired certain assets and assumed certain liabilities of two additional building materials distributors held under common ownership in a single transaction accounted for as a purchase transaction. The total consideration for the purchase was $2,281,000, which included 400,000 shares of the Company's unregistered common stock valued at $244,000 ($.61 per share). The Company paid cash of $564,000 at closing and $441,000 30 days after closing, transferred $122,000 of assets, issued an unsecured promissory note of $600,000 payable over three years from date of closing, and assumed approximately $310,000 of the acquired companies' secured debt.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition  (continued)
           -----------------------

             Liquidity and Capital Resources  (continued)
             -------------------------------

                The consummation of these acquisitions and the working capital required to fund operations at the acquired locations are the primary contributors to the $2,288,000 increase in the amount outstanding under the Company's line of credit.

                The Company presently is evaluating the feasibility of opening or acquiring other warehouse distribution facilities. In addition, the Company expects to incur capital expenditures during the next twelve months to upgrade certain Company facilities and maintain and upgrade its equipment to support on-going operations. Management does not expect the cash investment portion of the expenditures to upgrade facilities and maintain equipment to be material. Capital needs associated with opening or acquiring any additional facilities cannot be estimated at this time.

                 The Company believes its cash on hand, utilization of unused borrowings under its line of credit, and the increase in its borrowing arrangement with its commercial lender will provide sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for the next twelve months to satisfy the obligations arising from the merger and support the cash requirements of its capital expenditure programs.

                The ability of the Company to maintain and improve its long term liquidity is dependent upon the Company's ability to successfully (i) maintain profitable operations; (ii) pay or otherwise satisfy obligations arising from the merger; and (iii) resolve current litigation on terms favorable to the Company.

             Year 2000 Issues
             ----------------

                 In the fourth quarter of 1999 management completed a company wide program to prepare the Company's computer systems and other applications for the year 2000. Based on such assessment, the Company developed and completed a year 2000 compliance plan, under which all key information systems were tested, and non-compliant software replaced. All of the Company's systems are now year 2000 compliant. In addition, the Company has not experienced any material difficulties regarding compatibility of customers' and suppliers' systems which interface with the Company's systems or could otherwise impact the Company's operations.

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

Item 6.     Exhibits and Reports on Form 8-K
            -------------------------------

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

       2.3 Asset purchase Agreement dated June 5, 2000 between Just-Rite Supply, Inc., Imperial Industries, Inc., A&R Supply of Mississippi, Inc., A&R Supply of Hattiesburg, Inc., Ronald A. Johnson, Dennis L. Robertson and Richard Williamson, (Form 8-k dated June 13, 2000, File No. 1-7190, Exhibit 2.1.

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

                           PART II. Other Information



 Item 6.      Exhibits and Reports on Form 8-K (continued)
              --------------------------------

 Exhibit No.                         Description
-----------                          -----------

       10.3 Employment Arrangement dated July 3, 1996 between Fred H. Hansen and the Company, (Form S-4 Registration Statement, Exhibit 10.3).

       10.4 License Agreement between Bermuda Roof Company and Premix Marbletite Manufacturing Co., (Form S-4 Registration Statement,
              Exhibit 10.5).


              (b)  Reportson Form 8-K

                 On June 23, 2000, the Company filed a Form 8-K Report dated
              June 13, 2000 relating to the acquisition of certain of the assets and business of A&R Supply of Mississippi, Inc. and A&R Supply of Hattiesburg, Inc.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L.Ehler, Jr.
                                       ---------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /S/ Betty Jean Murchison
                                       --------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


August 18, 2000