Form 10-Q
period 2000-09-30
IMPERIAL INDUSTRIES INC
filed 2000-11-20
CIK 49930

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2000
                               ------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-7190
                       ---------------------------------------------------------

                           IMPERIAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                  65-0854631
--------------------------------------------------------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

1259 Northwest 21st Street, Pompano Beach Florida            33069-4114
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (954) 917-4114
                                                       ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                              -----    ----

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 10, 2000: 9,205,434

     Total number of pages contained in this document:  28

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      Index

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Consolidated Balance Sheets

           September 30, 2000 and December 31, 1999                        3


          Consolidated Statements of Operations
           Nine Months and Three Months Ended

           September 30, 2000 and 1999                                     4


          Consolidated Statements of Cash Flows

           Nine Months Ended September 30, 2000 and 1999                 5-6


          Notes to Consolidated Financial Statements                    7-18


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                      19-24



Part II.  Other Information and Signatures

          Item 1.  Legal Proceedings                                      25

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                                25

          Item 6.  Exhibits and Reports on Form 8-K                    26-27

          Signatures                                                      28

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                September 30,       December 31,
                                                    2000                1999
                                                 ----------         ----------
   Assets                                        (Unaudited)
   ------
Current assets:
  Cash and cash equivalents                     $ 1,579,000         $1,119,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $417,000 and $254,000 at Sept.30, 2000,
   and December 31, 1999 respectively)            5,228,000          2,677,000
  Inventories                                     4,151,000          2,023,000
  Deferred taxes                                    271,000            634,000
  Other current assets                              356,000             43,000
                                                -----------         ----------
        Total current assets                     11,585,000          6,496,000
                                                -----------         ----------
Property, plant and equipment, at cost            4,337,000          2,653,000
 Less accumulated depreciation                   (1,311,000)        (1,164,000)
                                                -----------         ----------
     Net property, plant and equipment            3,026,000          1,489,000
                                                -----------         ----------
Deferred taxes                                      699,000            699,000
                                                -----------         ----------
Excess cost of investment over net
 assets acquired                                  1,510,000                 --
                                                -----------         ----------
Other assets                                        125,000             84,000
                                                -----------         ----------
                                                $16,945,000         $8,768,000
                                                ===========         ==========
   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Notes payable                                 $ 4,978,000         $1,526,000
  Current portion of long-term debt                 674,000            164,000
  Accounts payable                                2,471,000            902,000
  Payable to stockholders                            48,000             48,000
  Accrued expenses and other liabilities            744,000            409,000
                                                -----------         ----------
     Total current liabilities                    8,915,000          3,049,000
                                                -----------         ----------
Long-term debt, less current maturities           2,454,000          1,328,000
                                                -----------         ----------
Obligation for appraisal rights                     877,000            877,000
                                                -----------         ----------
Commitments and contingencies                            --                 --
                                                -----------         ----------

Stockholders' equity:
 Common stock, $.01 par value at September 30,
  2000 and December 31, 1999; 20,000,000 shares
  authorized; 9,205,434 and 8,230,434 issued
  at September 30, 2000 and December 31, 1999
  respectively                                       92,000             82,000
 Additional paid-in-capital                      13,915,000         13,414,000
 Accumulated deficit                             (9,308,000)        (9,982,000)
                                                 ----------         ----------
     Total stockholder's equity                   4,699,000          3,514,000
                                                 ----------         ----------
                                                $16,945,000         $8,768,000
                                                ===========         ==========

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                     Nine Months Ended              Three Months Ended
                                                      Septembery 30,                   September 30,
                                                  2000             1999             2000           1999
                                              -----------      -----------      -----------     ----------
Net sales                                     $30,355,000      $17,386,000      $11,028,000     $5,568,000

Cost of sales                                  20,990,000       11,825,000        7,570,000      3,760,000
                                              -----------      -----------      -----------     ----------
     Gross profit                               9,365,000        5,561,000        3,458,000      1,808,000

Selling, general and
 administrative expenses                        7,892,000        4,399,000        3,160,000      1,508,000
                                              -----------      -----------      -----------     ----------
     Operating income                           1,473,000        1,162,000          298,000        300,000
                                              -----------      -----------      -----------     ----------
Other income (expense):
   Interest expense                              (560,000)        (294,000)        (244,000)      (107,000)
   Miscellaneous income                           124,000           14,000           93,000         11,000
                                              -----------      -----------      -----------     ----------
                                                 (436,000)        (280,000)        (151,000)       (96,000)
                                              -----------      -----------      -----------     ----------

      Income before income taxes                1,037,000          882,000          147,000        204,000

Provision for income taxes                       (363,000)        (313,000)         (52,000)       (76,000)
                                              -----------      -----------      -----------     ----------
Net income                                     $  674,000      $  569,000       $   95,000      $ 128,000
                                               ==========      ===========       ==========     ==========
Basic earnings per common share                $      .08      $      .07       $      .01      $     .02
                                               ==========      ===========       ==========     ==========
Weighted average common shares                  8,845,215        8,187,831        9,205,434      8,198,179
                                               ==========      ===========       ==========     ==========
Diluted earnings per common share              $      .07      $       .07       $      .01     $      .02
                                               ==========      ===========       ==========     ==========
Weighted average shares and
 potentially dilutive shares                    9,020,433        8,420,823        9,258,980      8,414,861
                                               ==========      ===========       ==========     ==========

                     See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                 Increase (Decrease) In Cash and Cash Equivalents

                                                           Nine Months Ended
                                                            Septembery 30,
                                                       2000             1999
                                                   -----------      -----------
                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                     $   674,000      $   569,000
                                                   -----------      -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                     311,000          163,000
      Amortization                                      26,000            5,000
      Debt issue discount                               44,000           44,000
      Provision for doubtful accounts                  198,000          123,000
      Provision for income taxes                       363,000          299,000
      Compensation expense - issuance of stock          60,000           14,000
      (Gain) loss on disposal of property
       and equipment                                    (1,000)           4,000

      (Increase) decrease in:
        Accounts receivable                         (3,198,000)        (553,000)
        Inventory                                     (290,000)        (657,000)
        Prepaid expenses and other assets             (367,000)        (172,000)

      Increase (decrease) in:
        Accounts payable                             1,569,000         (429,000)
        Payable to stockholders                             --         (685,000)
        Accrued expenses and other liabilities         335,000           93,000
                                                   -----------      -----------
       Total adjustments to net income                (950,000)      (1,751,000)
                                                   -----------      -----------
        Net cash used in operating activities         (276,000)      (1,182,000)
                                                   -----------      -----------
Cash flows from investing activities
    Purchase of property, plant and Equipment         (443,000)        (366,000)
    Acquistion of businesses                        (1,981,000)              --
    Payment on note payable A&R acquisition           (150,000)              --
    Proceeds from sale of property
     and equipment                                      40,000           31,000
    Proceeds from exercise of warrants                  20,000               --
      Net cash used in investing activities         (2,514,000)        (335,000)
                                                   -----------      -----------
Cash flows from financing activities
    Increase in notes payable banks - net            3,352,000        1,237,000
    Proceeds from issuance of long-term debt           226,000          132,000
    Repayment of long-term debt                       (328,000)        (130,000)
                                                   -----------      -----------
     Net cash provided by financing activities       3,250,000        1,239,000
                                                   -----------      -----------
Net increase (decrease) in cash and
  cash equivalents                                     460,000         (278,000)
Cash and cash equivalents
 beginning of period                                 1,119,000        1,097,000
                                                   -----------      -----------
Cash and cash equivalents end of period            $ 1,579,000      $   819,000
                                                   ===========      ===========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-


                                                           Nine Months Ended
                                                            Septembery 30,
                                                       2000             1999
                                                   -----------      -----------

Supplemental disclosure of cash flow information:

Cash paid during the nine months for:

  Interest                                           $428,000         $226,000
                                                     ========         ========
Non-cash transactions:
  Issuance of an aggregate of 775,000 shares
   of common stock related to acquisitions
   and to an officer of the Company                  $490,000         $     --
                                                     ========         ========
  Issuance of notes related to the
   acquisitions                                      $950,000         $     --
                                                     ========         ========
  For the nine months ended September 30, 1999,
    47,863 shares of Common Stock were issued to
  certain directors and an officer of the Company.   $     --         $ 14,000
                                                     ========         ========



















           See accompanying notes to consolidated financial statements.

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)   Interim Financial Statements

              The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

              The preparation of financial statements in conformity with auditing standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (2)   Merger

              On December 17, 1998, the Company's stockholders approved the merger of Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger"), with the Merger becoming effective December 31, 1998, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

              At the Effective Date, each share of the Company's $.10 par value common stock outstanding before the Merger was converted into one share of $.01 par value common stock. Also at the Effective Date, 300,121 outstanding shares of preferred stock, with a carrying value of $3,001,000 were retired and $4,292,000 of accrued dividends on such shares were eliminated.

              In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of September 30, 2000 to former preferred stockholders who had submitted their preferred stock to the Company for the merger

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (2)   Merger (continued)

        consideration. In addition, the Company issued $985,000 face value of 8% subordinated debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date.

             Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share of preferred stock would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel the Company does not expect that there will be a final judicial determination requiring the Company to make payment to Dissenting Shareholders' prior to September 30, 2001. Accordingly, the obligation is classified as long-term.

  (3)   Description of Business and Summary of Significant Accounting Policies

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

  (3)   Description of Business and Summary of Significant Accounting Policies
                                   (continued)


        (c)  Income Tax Policy

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

        (d)  Cash and cash equivalents

             The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at September 30, 2000 and December 31, 1999 are short term time deposits of $282,000 and $275,000, respectively.

        (e)  Stock based compensation

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

        (f)  Accounting estimates

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (3) Description of Business and Summary of Significant Accounting Policies (continued)

        (g)  Fair Value of Financial Instruments

             The carrying amount of the Company's financial instruments, principally notes payable, debentures and obligation for appraisal rights, approximates fair value based on discounted cash flows as well as other valuation techniques.

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

(4)   Inventories

            At September 30, 2000 and December 31, 1999 inventories consist of:

                                            2000              1999
            Raw materials               $  455,000         $  525,000
            Finished goods               3,431,000          1,276,000
            Packaging materials            265,000            222,000
                                        ----------         ----------
                                        $4,151,000         $2,023,000
                                        ==========         ==========

 (5)  Notes Payable

          At September 30, 2000, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries and $100,000 in unsecured notes payable issued in connection with the January 1, 2000 purchase of three building materials distributors.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   -continued-

(5)   Notes Payable (continued)

          The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, expires June 19, 2001, and is subject to annual renewal. Effective April 1, 2000, the interest rate was reduced from the prime rate plus 1% to the prime rate plus 1/2% (10% at September 30, 2000). At September 30, 2000, the line of credit limit available for borrowing based on eligible receivables and inventory was $5,997,000, of which $4,878,000 had been borrowed. The average month-end amounts outstanding for the nine month periods ended September 30, 2000 and 1999 were $3,088,000, and $1,278,000, respectively.

(6)   Long-Term Debt and Current Installments of Long-Term Debt

          Included in long-term debt at September 30, 2000, are three mortgage loans, collateralized by real property owned by the Company, in the aggregate amount of $583,000, less current installments aggregating $84,000.

          In connection with the Merger described in Note 2, the Company issued 8% subordinated debentures with a face amount value of $985,000 effective December 31, 1998. Each $8.00 debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the debentures at September 30, 2000 is $911,000. The debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

          During the nine months ended September 30, 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued unsecured promissory notes of $850,000 as partial consideration. At September 30, 2000, $588,000 was classified as long-term debt, and $262,000 was classified as current portion of long-term debt. These obligations accrue interest at 8 % per annum.

           Other long-term debt in the aggregate amount of $1,695,000, less current installments of $328,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2004.

(7)   Income Taxes

           At September 30, 2000, the deferred tax asset of $1,022,000 consists of tax effected net operating loss carryforwards of $2,655,000, less a

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(7)   Income Taxes (continued)

      valuation allowance of $1,633,000. Net operating losses of $4,823,000 expire in 2000. The remaining balance of $2,761,000 expires in varying amounts through 2009.

           In the nine months ended September 30, 2000 and 1999, the Company recognized income tax expense of $363,000 and $313,000, respectively, representing income before income taxes at the statutory rate of 35%.

(8)  Capital Stock

     (a)  Common Stock

           At September 30, 2000, the Company had outstanding 9,205,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

           In the nine months ended September 30, 2000, the Company issued an aggregate of 675,000 shares of common stock as partial consideration for the purchase of certain assets of seven building materials distributors, an additional 100,000 shares were issued to an officer as compensation for services rendered, and 200,000 shares were issued in connection with the exercise of outstanding stock purchase warrants. In 1999, the Company issued 47,863 treasury shares to directors and an officer as compensation for services rendered.

      (b)  Preferred Stock

           The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At September 30, 2000 and December 31, 1999, there were no shares of preferred stock outstanding.

      (c)  Warrants

           At September 30, 2000, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock. The Company issued the warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(8)   Capital Stock (continued)

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

           On April 25, 2000, the Company granted 30,000 options under the 1999 Employee Stock Option Plan. The exercise price for such options was $.57 per share, the fair value of the common stock on September 27, 2000, the date both the Director's Stock Option Plan and the Employee Stock Option Plan was approved by the stockholders. As of September 30, 2000, the Company has outstanding options to purchase 165,000 shares under the Employee Stock Option Plan and 80,000 shares under the Director's Stock Option Plan. Each option has an exercise price of $.57 per share. Each outstanding option has a term of five years from the date of grant and is fully vested.

 (9)  Earnings Per Common Share

           The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands, except per share data):

                                        Nine Months Ended     Three Months Ended
                                           September 30,        September 30,
                                        ------------------    ------------------
                                          2000       1999       2000      1999
                                        -------    -------    -------   -------
     BASIC
       Net income                         $  674    $  569    $   95     $  128
       Average common shares outstanding   8,845     8,188     9,205      8,198
       Basic per share amount             $  .08    $  .07    $  .01     $  .02

                       IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (9)  Earnings Per Common Share (continued)

     DILUTED:

       Net income                          $  674     $  569  $   95      $  128
       Average common shares outstanding    8,845      8,188   9,205       8,198
       Dilutive effect of outstanding
        warrants                              175        232      54         217
       Average shares outstanding,
        assuming dilution                   9,020      8,420   9,259       8,415
       Diluted per share amount            $  .07     $  .07  $  .01      $  .02


(10)  Commitments and Contingencies

      (a)   Contingencies

            As of November 10, 2000, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 28 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage under a reservation of rights and are providing a defense for all of these claims. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the extent of its exposure or outcome of this litigation.

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

           On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carrier has not made a decision regarding coverage to date. However, in the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. The Company expects the insurance carriers to eventually accept coverage. Premix is unable to determine the extent of its exposure or the outcome of this litigation.

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

      (b)  Lease Commitments

           The Company pays aggregate annual rent of approximately $822,000 for its current operating facilities. The leases expire at various dates ranging from October 31, 2000 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if such leases are not extended.

(11)  Recent Acquisitions

           During 2000, the Company consummated four transactions for the purchase of seven building material distributors as described below. These acquisitions have been accounted for under the purchase method of accounting and the results of the acquired distributors have been consolidated since the respective acquisition dates.

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

      The components of the purchase price were as follows (in thousands):

                        Cash                                   $  471
                        Transfer of other assets                  327
                        Common stock issued

                         (225,000 shares @ $.64/share)            144
                        Three month unsecured note issued         150
                        One year unsecured note issued            100
                        Secured debt assumed                      388
                                                               ------
                                                               $1,580
                                                               ======

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)  Recent Acquisitions (continued)

           The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $401,000 being recorded as excess cost of investment over net assets acquired, which is being amortized using the straight line method over 40 years.

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
                                                               ======

            The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $167,000 being recorded as excess cost of investment over net assets acquired, which is being amortized using the straight line method over 40 years.

            Effective April 1, 2000 the Company acquired certain assets and liabilities of a building materials distributor ("Tallahassee") located in Tallahassee, Florida for $564,000.

           The components of the purchase price were as follows: (in thousands):

                        Cash                                   $286
                        Issuance of unsecured note              125
                        Secured debt assumed                    153
                                                               ----
                                                               $564
                                                               ====

            The purchase price was allocated to the acquired assets and liabilities based on a preliminary estimate of their fair value on the acquisition date with the excess of $125,000 being recorded as excess cost of investment over net assets acquired. which is being amortized using the straight line method over 40 years. The purchase price allocation will be adjusted, if necessary, based upon a final determination of the fair value of the net assets acquired.

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

            The components of the purchase price were as follows (in thousands):

                        Cash ($564,000 at closing, $441,000
                         paid 30 days after closing)           $1,005
                        Transfer of other assets                  122
                        Three year unsecured note issued          600
                        Secured debt assumed                      310
                        Common stock issued
                         (400,000 shares @ $.61/share)            244
                                                               ------
                                                               $2,281
                                                               ======

            The purchase price was allocated to the acquired assets and liabilities based on a preliminary estimate of their fair value on the acquisition date with the excess of $836,000 being recorded as excess cost of investment over net assets acquired, which is being amortized using the straight line method over 40 years. The final purchase price allocation will be adjusted, if necessary, based upon a final determination of the fair value of the net assets acquired.

            Following are the unaudited pro-forma results of operations as if the A&R, Panhandle, Tallahassee and A&R of Mississippi purchases had occurred on January 1, 1999 (in thousands, except per share and share amounts):

                                 Nine Months Ended        Nine Months Ended
                                 September 30, 2000      September 30, 1999
                                 ------------------      ------------------
      Net sales                        $34,494                 $27,660
      Net income                       $   623                 $   673
      Earnings per common share:
         Basic                         $   .07                 $   .07
         Diluted                       $   .07                 $   .07


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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(11)  Recent Acquisitions (continued)

           The preliminary impact of the Company's assets and liabilities related to the acquisitions as of September 30, 2000, were as follows (in thousands):

          Fair value of assets and liabilities acquired:

          Inventories                                           $1,838
          Property plant and equipment                           1,444
          Other assets (Excess cost of investment
           over net assets acquired)                             1,529
          Liabilities (Assumed)                                   (851)
                                                                ------
                                                                 3,960

          Less:

          Debt issued                                           (1,100)
          Common stock issued                                     (430)
          Adjustment for accounts receivable due Company          (449)
                                                                ------
          Net cash paid as reflected in the
           Statement of Cash Flows                              $1,981
                                                                ======

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES




Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

           General

                The Company's business is related primarily to the level of construction activity in the Southeastern United States, primarily the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to building materials dealers located principally in these states who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of construction permits issued for the construction of buildings. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things.

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

           Results of Operations

           Nine Months and Three Months Ended September 30, 2000
            Compared to 1999

                Net sales for the nine months and three months ended September 30, 2000 increased $12,969,000 and $5,460,000, or approximately 74.6%
           and 98.1%, compared to the same periods in 1999. The increase in sales was derived from the sales of building materials generated by distributors acquired at various dates during the first five months of 2000. These sales primarily consisted of building materials purchased from other manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

           Results of Operations (continued)

           Nine Months and Three Months Ended September 30, 2000
             Compared to 1999 (continued)

                The results of the acquired distribution facilities had a material impact on the Company's consolidated results for the nine months and three months ended September 30, 2000.

                Gross profit as a percentage of net sales for the nine months and three months of 2000 was approximately 30.9% and 31.4%, compared to 32.0% and 32.5%, in the comparable periods in 1999. The decrease in gross profit margins was principally due to a greater proportion of consolidated sales represented by products manufactured by other companies sold through the Company's acquired distribution facilities, as compared to the proportionate amount of sale of products manufactured by the Company with higher gross profit margins. Although the acquired distribution facilities accounted for sales of $12,891,000 and $5,415,000, for the nine month and three month periods ended September 30, 2000, respectively, the distribution facilities typically generate lower gross profit margins than the direct sale of the Company's manufactured products. In addition, competitive conditions prevalent in the Company's distribution markets for certain products manufactured by other companies, had an adverse impact on gross profits during the third quarter. Efforts are being made to increase sales and gross profits by focusing on attaining increased sales of the Company's manufactured products through the Company's acquired distribution facilities, expanding the sale of installed products and broadening the product line of the Company's existing distribution facilities in selected markets. In October 2000, the Company opened a new distribution facility in Picayune, Mississippi to develop a larger customer base to increase sales and improve operating efficiency through the realignment of personnel and upgrade of its delivery capabilities to its customers in the Mississippi trade area.

                Selling, general and administrative expenses as a percentage of net sales for the nine months and three months of 2000 was approximately 26.0% and 28.6%, respectively, compared to 25.3% and 27.1%, for the comparable periods last year. Selling, general and administrative expenses increased $3,493,000 and $1,652,000 or approximately 79.4% and 109.5%, compared to the same periods in 1999. The increase in expenses was primarily due to additional operating costs related to the building materials distributors acquired in 2000. For example, the Company incurred additional costs to up-grade the delivery capabilities of its distribution

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

           Nine Months and Three Months Ended September 30, 2000
             Compared to 1999 (continued)

           facilities through adding additional vehicles and increased sales personnel in selected markets to build market share. In addition, startup costs incurred to develop the sales of installed products to home builders had an adverse effect on results. Efforts are being made to improve performance through a reduction and realignment of personnel to gain greater operating efficiency in the distribution facilities and to realize greater savings from the purchase and resale of products through a consolidated purchasing program.

                Interest expense increased $266,000 and $137,000, or approximately 90.4% and 128.0%, for the nine months and three months ended September 30, 2000, compared to the same periods last year. The increase in interest expense was principally due to additional borrowings related to the purchase and operations of the acquired distributors. Miscellaneous income for the nine months ended September 30, 2000 included a $75,000 settlement of a prior year product liability claim against a former vendor.

                In the nine months and three months ended September 30, 2000 and 1999, the Company recognized income tax expense at the federal statutory rate of 35%. Based on the Company's net operating loss tax carry-forwards, the Company is not expected to pay federal income taxes for the current year.

                As a result of the above factors, the Company derived net income of $674,000 and $95,000, or $.07 and $.01 per fully diluted share, respectively, for the nine months and three months ended September 30, 2000, compared to $569,000 and $128,000, or $.07 and $.02 per share, in the 1999 periods.

             Liquidity and Capital Resources

                At September 30, 2000, the Company had working capital of approximately $2,670,000 compared to working capital of $3,447,000 at December 31, 1999. As of September 30, 2000, the Company had cash and cash equivalents of $1,579,000. The primary reduction in working capital was associated with the purchase of seven building materials distributors in the nine months ended September 30, 2000.

                 The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2001, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

            Liquidity and Capital Resources  (continued)

           Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 2000, $4,878,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit total available borrowing (including amount outstanding of $4,878,000) of approximately $5,997,000 at September 30, 2000.

                 Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of September 30, 2000, the Company owned and operated thirteen warehouse distribution outlets. Accounts receivable, net of allowance, at September 30, 2000 was $5,228,000 compared to $2,677,000 at December 31, 1999. The increase in receivables of $2,551,000, or approximately 95.3% was primarily related to higher sales levels in 2000 compared to the same period in 1999 as a result of the acquisition of the seven distributors in the first five months of 2000.

                As a result of the consummation of a merger with a wholly owned subsidiary in 1998, the Company issued an aggregate of $985,000 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and agreed to pay $733,000 in cash to the former preferred shareholders. At September 30, 2000, the Company had paid $684,000 of such cash amount. Amounts payable to such shareholders at September 30, 2000, results from their non-compliance with the conditions for payments. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company is unable to determine the fair value of the preferred stock owned by such dissenting shareholders, but recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

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

                  The consummation of these acquisitions and the working capital required to fund operations at the acquired locations are the primary contributors to the $3,352,000 increase in the amount outstanding under the Company's line of credit.

                The Company presently is focusing its efforts on the integration and consolidation of the acquired distribution operations into the Company. The Company expects to incur capital expenditures during the next twelve months to upgrade certain Company facilities, maintain and upgrade its equipment and vehicle delivery fleet to support on-going operations and implement a new

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

             Liquidity and Capital Resources  (continued)

           centralized management information system. Capital needs associated with these capital improvements cannot be estimated at this time, but management does not expect the cash investment portion of the expenditures for these matters to be material.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information

Item 1.     Legal Proceedings

                 See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 4.     Submission of Matters to a Vote of Security Holders

                 The Company held its 2000 annual meeting of shareholders on
            September 27, 2000 (the "Annual Meeting").

                 (a) At the Annual Meeting, The Company's shareholders voted on the election of Class I and II directors as follows:

                 One Class I director was elected at the Annual Meeting with the votes indicated below:

                                            For           Withheld
                 Howard L. Ehler         6,071,998         29,965

                 Two Class II directors were elected at the Annual Meeting with the votes as indicated below:

                                            For           Withhold
                 Milton J. Wallace       6,073,113         28,850
                 Morton L. Weinberger    6,070,413         31,550

                 (b) The Company's 1999 Employee Stock Option Plan was approved by the Company's shareholders at the Annual Meeting by the following vote:

                      For:               4,084,710
                      Against:             162,390
                      Abstain:              23,337
                      Not Voted:         1,831,526

                 (c) The Company's Director Stock Option Plan was approved by the Company's shareholders at the Annual Meeting by the following vote:

                      For:               3,813,811
                      Against:             420,466
                      Abstain:              36,160
                      Not Voted:         1,831,526

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

 Exhibit No.                          Description
-----------                           ------------
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

   2.3        Asset purchase Agreement dated June 5, 2000 between Just-Rite
               Supply, Inc., Imperial Industries, Inc., A&R Supply of Mississippi,Inc., A&R Supply of Hattiesburg, Inc.,
               Ronald A. Johnson, Dennis L. Robertson and Richard Williamson, (Form 8-k dated June 13, 2000, File No. 1-7190, Exhibit 2.1.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information

 Item 6.      Exhibits and Reports on Form 8-K (continued)

 Exhibit No.                         Description
-----------                          -----------
  10.3        Employment Arrangement dated July 3, 1996 between Fred H. Hansen and the Company, (Form S-4 Registration Statement, Exhibit 10.3).

  10.4 License Agreement between Bermuda Roof Company and Premix Marbletite Manufacturing Co., (Form S-4 Registration Statement,
              Exhibit 10.5).


            (b)  Reports on Form 8-K

                 On August 22, 2000, the Company filed a Current Report on Form
            8-K/A relating to the Report on Form 8-K dated June 13, 2000 filed with the Commission associated with the acquisition of certain of the assets and business of A&R Supply of Mississippi, Inc. and A&R Supply of Hattiesburg, Inc.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/  Howard L. Ehler, Jr.
                                       ----------------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /S/  Betty Jean Murchison
                                       ----------------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


November 17, 2000