Form 10-K405
period 2000-12-31
IMPERIAL INDUSTRIES INC
filed 2001-04-10
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 2000
                                        OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    ----------------

Commission file number     1-7190
                       ----------------------

                             IMPERIALINDUSTRIES,INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    65-0854631
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

1259 Northwest21stStreet,PompanoBeach,Florida                  33069-1417
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:   (954) 917-4114
                                                           --------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.01 par value) on March 16, 2001 is: $2,016,044

      Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 16, 2001: 9,205,434

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

            Merger
            ------

                 On October 12, 1998, the Board of Directors approved a plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly- formed, wholly-owned subsidiary of the Company, (the "Merger"). The Merger was approved at a special meeting of the Company's Stockholders on December 17, 1998, with the Merger becoming effective December 31, 1998. On the effective date of the Merger, Imperial Merger Corp. changed its name to Imperial Industries, Inc. (hereinafter referred to as (the "Company").

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

            --------

            General
            -------

                 The Company, through its subsidiaries, is engaged in the
            manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia, and Alabama and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. The Company presently has fourteen distribution outlets through which it markets certain of its manufactured products and other purchased products directly to end users. The Company's products are used in the construction industry by developers, builders, contractors, and sub-contractors.

                 The Company's business is directly related to the level of activity in the new and renovation construction market in these states and to a lesser extent other states in the Southeastern part of the United States. The Company's products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to these states. When economic conditions reduce migration, demand for new construction decreases. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of funds and local government growth management policies. The Company's operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

                 The Company's manufacturing operations are conducted by its wholly owned subsidiaries, Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"). The Company's distribution operations are conducted through its other wholly owned subsidiary, Just-Rite Supply, Inc. ("Just-Rite"). The manufacturing operations primarily produce and distribute stucco, roof tile mortar and plaster products. The distribution operations distribute gypsum, roofing and insulation products, as well as products manufactured by the Company's manufacturing subsidiaries.

            --------

            General (continued)
            -------

                 Stucco products are applied as a finishing coat to exterior surfaces and to swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Plaster customarily is used to finish interiors of structures.

            Premix
            ------

                 Premix, together with its predecessors, has been in business for approximately 40 years. The names "Premix" and "Premix-Marbletite" are among the registered trademarks of Premix. The Company believes the trade names of its manufactured products represent a substantial benefit to the Company because of industry recognition and brand preference. Premix manufactures stucco, roof tile mortar, plaster and swimming pool finishes. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color- impregnating materials.

                 Premix accounted for approximately 23%, 39% and 42% of the
            Company's consolidated annual revenues in the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

                 The Company is a party to a licensing agreement with an
            unaffiliated company to exclusively manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. Premix has also entered into agreements to manufacture this product on behalf of selected wholesalers who distribute this product under the wholesalers names through their existing established dealer networks to service the roofing contractor industry. To date, a majority of all roof tile mortar sales have been derived from South Florida. Until 1996, the Company's licensed roof tile mortar product was the only mortar product approved by Miami Dade County, Florida, building authorities for use to adhere all types of cement roof tiles to roofs. In 1997, the Company's roof tile mortar was approved by the Broward and Palm Beach County building authorities along with other competitive products. Other adhesive products used for similar purposes are also used by the industry. The Company has expanded its marketing efforts for this product to other areas of Florida based on product performance rather than only as required by building code requirements.

            --------

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

                 For the fiscal years ended December 31, 2000, 1999 and 1998,
            Acrocrete's sales accounted for approximately 21%, 61% and 58%, respectively, of the Company's consolidated annual revenues. Prior to January 1, 2000, the Company's distribution operations were operated through Acrocrete.

            Just-Rite
            ---------

                 In January 2000, the Company established Just-Rite Supply, a wholly owned subsidiary to own and operate its five wholesale distribution outlets formerly owned and operated by Acrocrete. The Company's Board of Directors determined to establish the Company's distribution operations as a separate business unit to maximize business efficiencies. In addition, during the first five months of 2000, Just-Rite acquired nine building material distribution outlets to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services beyond those supported by the Company's manufacturing operation. Management believes the acquired distribution outlets position the Company to gain a greater market share for its manufactured products through more direct sales to the end-user and to expand operations by distributing a wider range of

            --------

            Just-Rite (continued)
            ---------


            building materials to the construction industry that are complementary to its existing product lines.

                 For the fiscal year ended December 31, 2000, Just-Rite's sales, excluding the sale of Premix and Acrocrete products, accounted for approximately 56% of the Company's consolidated annual revenues.


            Acquisition Opportunities and Present Status
            --------------------------------------------

                 The Company believes the gypsum, roofing and stucco building products distribution industries are fragmented and have the potential for consolidation in response to the competitive disadvantages faced by smaller distributors. Management believes that these industries are characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability as well as competitive pricing and breadth of product line to their customers. The competitive environment for these distributors, in combination with the desire for owners of certain of these distributors to gain liquidity, provides an opportunity for expansion through acquisition. The Company believes that opportunities exist for a company which has the ability to source and distribute products effectively to serve the building materials industry and to effect cost savings through economies of scale which can be applied to companies that may be acquired in these industries.

                 The Company's primary focus in 2001 is to complete the
            integration of the distribution outlets acquired in 2000 with its existing operations and to attempt to effect cost savings in the consolidation of the acquired operations. While it currently will emphasize internal growth through gains in productivity of operations, the Company believes there exists a number of possible acquisition candidates. The Company presently is not seeking any acquisitions, but may do so in the future and does not have any binding understanding, agreement or commitment regarding any potential acquisition.

            Suppliers
            ---------

                 Premix's raw materials and products are purchased from
            approximately 26 suppliers. While four suppliers account for approximately 57% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

            --------

            Suppliers (continued)
            ---------

                 Acrocrete's raw materials are purchased from approximately 17 other suppliers, of which five account for approximately 66% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

                 The Company's Just-Rite distribution outlets sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 26% of Just-Rite purchases in 2000. However, there are other buying organizations in which the Company can obtain product at the same or similar prices.

            Marketing and Sales
            -------------------

                 The Company's marketing and sales strategy is to create a
            profit center for the products it manufactures, as well as enlarging its product offering to include certain complementary products and other building materials manufactured by other companies. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets is targeted at both the end user of the Company's products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end user, and in some instances, to retail customers.

                 While the Company's manufactured sales historically have been typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company's manufactured products. No one distributor has accounted for 10% or more of total sales during the past three years. The Company believes the loss of any one distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's manufactured products generally cause the user to seek a distributor who carries the Company's products. Although the Company markets its products to distributors through Company salesmen located in the Southeastern

            --------

            Marketing and Sales (continued)
            -------------------

            United States who promote both Premix and Acrocrete products, direct sales of manufactured products and other building materials to end users through Just-Rite now account for approximately 70% of total revenues in 2000.

                 Beginning in 1994, the Company opened a distribution outlet in
            Savannah, Georgia to sell its Acrocrete products directly to the end user. The Company's products and certain complementary products manufactured by other companies were inventoried and sold from a leased warehouse distribution facility. Since 1994, the Company has closed the Savannah outlet and opened or acquired an additional fourteen outlets in Florida, Georgia, Mississippi and Alabama.

                 In February 1998, the Company acquired a facility in Tampa,
            Florida that was engaged primarily in the distribution of landscape stone products. The Company utilized this distribution facility to gain market share for the sale of its products on the West Coast of Florida. The Company subsequently opened a fourth distribution facility in the third quarter of 1998 in Dallas, Georgia, and a fifth in Gadsden, Alabama in April 1999, which was subsequently moved to Rainbow City, Alabama in 2000. In January 2000, the Company acquired three additional outlets, one in Foley, Alabama, one in Pensacola, Florida and one in Destin, Florida. In March 2000 and April 2000, the Company acquired additional distribution outlets in Panama City Beach and Tallahassee, Florida. Effective May 1, 2000 the Company acquired three distribution outlets located in Gulfport, Pascagoula and Hattiesburg, Mississippi. In October, 2000, the Company opened a new distribution outlet in Picayune, Mississippi and subsequently closed the Hattiesburg outlet in February, 2001.

                 Each facility contains between approximately 6,400 to 29,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, and to increase profit margins from the sale of the Company's products and to expand operations by distributing a wide range of products to the construction industry. The Company sells Acrocrete, Premix and complementary products of other manufacturers at such distribution facilities.

            --------

            Seasonality
            -----------

                 The sale of the Company's products in the construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year. As a result of acquisitions consummated in 2000 located in Northwest Florida, Alabama and Mississippi, management believes the Company's sales are more subject to seasonal fluctuation than in prior years.

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

            Environmental Matters
            ---------------------

                 The Company is subject to various federal, state and local environmental laws and regulations in the normal course of its business. Although the Company believes that its manufacture, handling, use, sale and disposal of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company's operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 2001 to comply with existing laws and regulations are also not expected to have a material effect on the Company's financial position, results of operations or liquidity.

            Employees
            ---------

                 The Company and its subsidiaries had 210 full time employees as of December 31, 2000. The Company considers its employee relations to be satisfactory. The Company's employees are not subject to any collective bargaining agreement.

Item 2.     Properties
            ----------

                 The Company and its subsidiaries maintain a total of 17
            facilities in Florida, Georgia, Mississippi and Alabama. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:

                               Approximate  Owned/
               Location        Sq.Footage   Leased    CompanyProducts

            Pompano Beach, Fl.    19,600    Leased    Premix (Manufacturing)
            Winter Springs, Fl.   26,000    Owned     Premix (Manufacturing)
            Kennesaw, Ga.         20,400    Leased    Acrocrete (Manufacturing)
            Tampa, Fl.             8,470    Owned     Just-Rite (Distribution)
            Jacksonville, Fl.     11,400    Leased    Just-Rite (Distribution)
            Norcross, Ga.         12,200    Leased    Just-Rite (Distribution)
            Dallas, Ga.            6,400    Leased    Just-Rite (Distribution)
            Rainbow City, Al.     10,000    Leased    Just-Rite (Distribution)
            Pensacola, Fl.        15,250    Owned     Just-Rite (Distribution)
            Ft. Walton Beach, Fl.  8,000    Leased    Just-Rite (Distribution)
            Destin, Fl.            7,680    Leased    Just-Rite (Distribution)
            Foley, Al.             9,000    Leased    Just-Rite (Distribution)
            Panama City Beach, Fl. 9,540    Leased    Just-Rite (Distribution)
            Tallahassee, Fl       17,500    Leased    Just-Rite (Distribution)
            Gulfport, Ms.         28,800    Leased    Just-Rite (Distribution)
            Pascagoula, Ms.        9,000    Leased    Just-Rite (Distribution)
            Picayune, Ms.         10,000    Leased    Just-Rite (Distribution)

                 The Just-Rite distribution outlets typically consist of a
            warehouse building and supply yard for the inventory and sale of products directly to the end user.

                 Except for the Destin, Tallahassee, Panama City Beach,
            Gulfport, and Pascagoula locations, all leased properties are leased from unaffiliated third parties. The Destin facility is leased from an entity in which the former owner of A&R Supply, Inc. owns a minority interest. The former owner sold his business interest to the Company in January 2000 and is currently a Vice President and general manager of Just-Rite. The Tallahassee and Panama City Beach facilities are leased from the former owners of Tallahassee Gypsum Dealers, Inc, and

            ----------

            Panhandle Drywall Supply, Inc., who sold their business interest to Just-Rite in March 2000 and April 2000 and are currently employees of the Company. The Gulfport locations are leased from an entity owned by the former owners of A&R Supply, Inc. and A&R Supply of Mississippi, Inc., who sold their businesses to Just-Rite and are currently Vice Presidents and General Managers of Just-Rite. The Pascagoula facility is leased from an entity solely-owned by the former owner of A&R Supply of Mississippi, Inc.

                 Management believes that the Company's facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.     Legal Proceedings
            -----------------

                 As of March 23, 2001, the Company's subsidiary Acrocrete and other parties are defendants in 30 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 28 of these claims and are providing a defense. The Company expects its insurance carriers to accept coverage for the other two recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                 On June 15, 1999, Premix was served with a complaint captioned
            Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials,

            -----------------

            purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carrier has not made a decision regarding coverage to date. In the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carriers to eventually accept coverage. Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

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

                            Fiscal,1999        High          Low
                            -----------        ----          ---

                            First Quarter      $.41          $.28
                            Second Quarter      .44           .31
                            Third Quarter       .63           .44
                            Fourth Quarter      .72           .45

                            Fiscal,2000        High          Low
                            -----------        ----          ---

                            First Quarter      $.86          $.54
                            Second Quarter      .70           .58
                            Third Quarter       .71           .51
                            Fourth Quarter      .55           .35


                  The Company has not paid any cash dividends on its Common
             Stock since 1980.

                  On March 16, 2001, the Common Stock was held by 1,897
             stockholders of record.

                  As of March 16, 2001, the closing bid and asked prices of the
             Common Stock was $.29 and $.31, respectively.

Item 6.  Selected Financial Data
         -----------------------

            The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 2000:



Statements of Operations Data                                  Year Ended December 31,
-----------------------------                -----------------------------------------------------------
                                             2000          1999          1998         1997          1996
                                             ----          ----          ----         ----          ----
Net sales                                 $ 40,730      $ 22,604      $ 18,739      $ 15,774      $ 13,742
Cost of sales                               28,218        15,198        12,823        10,867         9,881
Selling, general and administrative
 expenses                                   10,985         5,932         4,645         3,740         3,313
Interest expense                              (806)         (475)         (272)         (329)         (317)
Merger costs                                  --            --            (456)         --            --
Miscellaneous income, net                      199            34         1,218            54            43
Income before income taxes                     920         1,033         1,761           892           274
Income tax (expense) benefit, net             (386)          187           296           753          --
Net income                                     534         1,220         2,057         1,645           274
Less:  dividends on redeemable
  preferred stock                             --            --            (248)         (330)         (330)
Less:  net charge for elimination
  of preferred stock                          --            --            (975)         --            --
Net income (loss) applicable to
  common stockholders                     $    534      $  1,220      $    834      $  1,315      $    (56)
Net income (loss) per share
  applicable to common stockholders
     Basic                                $    .06      $    .15      $    .13      $    .22      $   (.01)
     Diluted                              $    .06      $    .15      $    .12      $    .21      $   (.01)
Number of shares used in computation
 of income (loss) per share:  Basic          8,936         8,199         6,566         6,009         5,471
                              Diluted        9,070         8,390         6,715         6,267         5,471


Balance Sheets Data
-------------------                                       As of December 31,
                                        -----------------------------------------------------
                                        2000        1999        1998        1997         1996
                                        ----        ----        ----        ----         ----

Working capital                       $ 1,607     $ 3,447     $ 2,439     $ 1,995      $   872
Total assets                          $16,792     $ 8,768     $ 7,561     $ 5,128      $ 4,116
Long-term debt,
 less current maturities              $ 1,402     $ 1,328     $ 1,316     $   819      $   895
Obligation for appraisal rights       $   877     $   877     $   877          $-           $-
Redeemable preferred stock                 $-          $-          $-     $ 3,001      $ 3,001
Preferred dividends in arrears(1)          $-          $-          $-     $ 4,044      $ 3,714
Common stock and other
  stockholders' equity (deficit)      $ 4,559     $ 3,514     $ 2,281     $(4,441)     $(5,879)

Current ratio                         1.2 to 1    2.1 to 1    1.8 to 1    2.2 to 1     1.4 to 1

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

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------

            General
            -------

                 The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to building materials dealers located principally in these states who provide materials to contractors and subcontractors engaged in the construction of residential, commercial and industrial buildings and swimming pools. One indicator of the level and trend of construction activity is the amount of construction permits issued for the construction of buildings. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has increased in the Southeastern United States during the past five years, the duration of recent economic conditions and the magnitude of its effect on the construction industry are uncertain and cannot be predicted.

                  This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; and availability of qualified personnel; labor and employee benefit costs.

            Results of Operations
            ---------------------

            Year Ended December 31, 2000 Compared to 1999
            ---------------------------------------------

                 Net sales in 2000 increased $18,126,000, or approximately 80.2%
            compared to 1999. The increase in sales was derived from the sale of building materials generated by distributors acquired at various dates during the first five months of 2000. These sales primarily consisted of building materials purchased from other manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products.

                 Gross profit as a percentage of net sales for 2000 was
            approximately 30.7% compared to 32.8% in 1999. The decrease in gross profit margins was principally due to a greater proportion of consolidated sales represented by products manufactured by other companies sold through the Company's acquired distribution facilities, as compared to the proportionate amount of sale of products manufactured by the Company with higher gross profit margins. Products manufactured by the Company accounted for approximately 43.4% of consolidated sales in 2000, compared to approximately 74.0% in 1999. The distribution facilities typically generate lower gross profit margins than the direct sale of the Company's manufactured products.

                 In 2000, gross profits derived by the Company's acquired
            distribution facilities were adversely affected by competitive conditions in the Company's distribution markets for sales of gypsum products manufactured by other companies. Gypsum products,

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Year Ended December 31, 2000 Compared to 1999 (continued)
            ---------------------------------------------------------


            principally wallboard, a major product line of the acquired distributors, suffered price deflation of approximately 40% in 2000, due to industry conditions.

                 The results of operations of the acquired distributors had a material impact on the Company's consolidated results in 2000 and will continue to impact results in 2001. The acquisitions were accounted for under the purchase method of accounting. Accordingly, results of operations of the acquired distributors have been consolidated since their respective acquisition dates in 2000.

                 Efforts are being made to increase sales and gross profits by focusing primarily on attaining increased sales of the Company's manufactured products through the Company's acquired distribution facilities, expanding the sale of installed products and broadening the product line of the Company's existing distribution facilities where suitable in selected markets.

                 Selling, general and administrative expenses as a percentage of net sales for 2000 was approximately 27.0% compared to 26.2% in 1999. Selling, general and administrative expenses increased $5,053,000 or approximately 85.2% in 2000, compared to 1999. The increase in expenses was primarily due to additional operating costs related to the acquired distributors acquired in 2000 and costs incurred to integrate the acquisitions. Certain growth initiatives in the Company's distribution operations resulted in increased expenses in 2000. Start-up costs were incurred to develop the sale of certain installed products at selected distribution locations and for the opening of a new distribution location in Picayune, Mississippi in October 2000. In addition, the Company incurred additional costs to up-grade the delivery capabilities of its distribution facilities through the purchase and leasing of additional vehicles and added sales personnel in selected markets in an attempt to increase sales.

                 Efforts have been made to improve operating efficiency in the
            Company's distribution operations through: (i) a reduction in personnel in certain locations; (ii) closure of an acquired under-performing distribution location in Hattiesburg, Mississippi; (iii) the recent consolidation of the Company's distribution locations in

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
           --------------------------

            Year Ended December 31, 2000 Compared to 1999 (continued)
            ---------------------------------------------------------


            Pensacola, Florida and Foley, Alabama, through a reduction and realignment of personnel; and (iv) an attempt to realize greater savings from the purchase and resale of products through a consolidated purchasing program.

                 Interest expense increased $331,000, or approximately 69.7%
            compared to 1999. The increase in interest expense was primarily due to additional borrowings related to the purchase and operations of the acquired distributors. Miscellaneous income for 2000 included a $75,000 settlement of a prior year product liability claim against a former vendor.

                 In 2000, the Company incurred $367,000 of deferred income tax expense. In 1999, the Company recognized a $574,000 tax benefit as a result of releasing a portion of the valuation allowance on the Company's deferred tax asset. The Company's Consolidated Statement of Operations for the year ended December 31, 1999, reflected a deferred income tax benefit of $213,000, comprised of taxes at the statutory rate of 35% less the tax benefit described above.

                 As a result of the above factors, the Company generated net income of $534,000, or $.06 per fully diluted share for 2000, compared to net income of $1,220,000, or $.15 per share for 1999.


            Year Ended December 31,1999 Compared to 1998
            --------------------------------------------

                 Net sales in 1999 increased $3,865,000, or approximately 21%
            compared to 1998. The increase in sales was derived primarily from increased sales of Acrocrete products, together with certain complementary products manufactured by other companies, sold through the Company's distribution outlets. The sales of Acrocrete products derived from the Company's new distribution outlets in Tampa, Florida, (acquired February 1, 1998), Dallas, Georgia, (opened July 1, 1998), and Gadsden, Alabama, (opened April 1, 1999) accounted for approximately $4,145,000 of sales in 1999, compared to $2,137,000 of sales in 1998.

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Year Ended December 31, 1999 Compared to 1998 (continued)
            ---------------------------------------------------------

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

                 Interest expense increased from $272,000 in 1998 to $475,000 in
            1999. The increase in interest expense was due to the amount of $290,000 associated with the issuance of Subordinated Debentures and obligations incurred in connection with the Company's merger at December 31, 1998. Miscellaneous income for 1998 includes a gain of $1,066,000 derived from the sale of its former manufacturing facility in Miami, Florida and $62,000 of reimbursements the Company received from the State of Florida environmental authorities insurance program for costs the Company incurred in prior years related to the removal of underground fuel tanks located at its facilities. Miscellaneous expenses includes approximately $456,000 in fees and expenses associated with the Merger and elimination of the preferred stock in 1998.

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

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources
            -------------------------------

                 At December 31, 2000, the Company had working capital of
            approximately $1,607,000 compared to working capital of $3,447,000 at December 31, 1999. The reduction in working capital was a result of the reclassification of $926,000 8% subordinated debentures due December 31, 2001 from a long-term obligation at December 31, 1999, to a short-term obligation at December 31, 2000, and working capital utilized for the purchase and operation of seven building materials distributors in 2000. As of December 31, 2000, the Company had cash and cash equivalents of $1,853,000.

                 The Company's principal source of short-term liquidity is
            existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2001, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 2000, $5,103,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $5,103,000) of approximately $5,516,000 at December 31, 2000.

                 Trade accounts receivable represent amounts due from sub-
            contractors, contractors and building materials dealers located principally in Florida, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of December 31, 2000, the Company owned and operated fourteen distribution outlets. Accounts receivable, net of allowance, at December 31, 2000 was $4,866,000 compared to $2,677,000 at December 31, 1999. The increase in receivables of $2,189,000, or approximately 81.8% was primarily related to higher sales levels prevalent in 2000 compared to 1999, as a result of the acquisition of seven building materials distribution facilities in 2000.

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources (continued)

                 As a result of the consummation of a merger with a wholly-owned subsidiary in 1998, the Company issued an aggregate of $984,960 face amount, 8% subordinated debentures, 1,574,610 shares of common stock and agreed to pay $732,550 in cash to the former preferred shareholders. At December 31, 2000, the Company had paid $684,375 of such cash amount. Amounts payable to such shareholders at December 31, 2000 results from their non-compliance with the conditions for payments. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

                 Effective January 1, 2000, the Company acquired certain assets and assumed certain liabilities of three building materials distributors held under common ownership in a single transaction accounted for as a purchase acquisition. The total consideration, was $1,580,000 consisting of $798,000 in cash, uncollateralized promissory notes of $150,000 due 90 days from closing and $100,000 due one year from closing. The Company also assumed $388,000 of the acquired companies' collateralized debt and issued 225,000 shares of the Company's unregistered common stock valued at $.64 per share.

                 Effective March 1, 2000, the Company acquired certain assets of another unrelated building materials distributor accounted for as a purchase. The total consideration was $386,000, which included 50,000 shares of the Company's unregistered common stock valued at $42,000, ($.84 per share). The Company paid cash of $219,000 and issued an uncollateralized promissory note of $125,000 payable over two years from closing.

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

Item 7.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations (continued)
            -------------------------

            Liquidity and Capital Resources (continued)
            -------------------------------

            accounting. Total consideration for the purchase price was $564,000 consisting of $286,000 in cash, an uncollateralized promissory note of $125,000, with $62,500 due and payable April 10, 2001 and 2002, and assumed approximately $153,000 of the acquired company's collateralized debt.

                 Effective May 1, 2000, the Company acquired certain assets and assumed certain liabilities of two additional building materials distributors held under common ownership in a single transaction accounted for as a purchase transaction. The total consideration for the purchase was $2,331,000, which included 400,000 shares of the Company's unregistered common stock valued at $244,000 ($.61 per share). The Company paid cash of $614,000 at closing and $441,000 30 days after closing, transferred $122,000 of assets, issued an uncollateralized promissory note of $600,000 payable over three years from date of closing, and assumed approximately $310,000 of the acquired companies' collateralized debt.

                 The consummation of these acquisitions and working capital required to fund operations at the acquired locations are the primary contributions to the $3,577,000 increase in the amount outstanding under the Company's line of credit.

                 The Company presently is focusing its efforts on the completion of integration and consolidation of the acquired distributors' operations into the Company. The Company expects to incur various capital expenditures during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations. In addition, the Company is evaluating the implementation of a new centralized management information system. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash investment portion of the expenditures for these projects to be material.

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

Item 8.     Financial Statement and Supplementary Data
            ------------------------------------------

                 See Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K for the Index to Financial Statements contained herein.

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders of Imperial Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 54 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 2000  in conformity with accounting principles generally accepted in the

United States of America. In addition, in our opinion, the financial statement schedules  listed in  the accompanying  index under  Item 14(a)(2)  on page  56 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Miami, Florida
April 2, 2001

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                    December 31,    December 31,
   Assets                                              2000            1999
   ------                                          ------------    ------------
Current assets:
  Cash and cash equivalents                        $  1,853,000    $  1,119,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $400,000 and $254,000 at December 31,
   2000 and 1999, respectively)                       4,866,000       2,677,000
  Inventories                                         4,387,000       2,023,000
  Deferred taxes                                        377,000         634,000
  Other current assets                                   78,000          43,000
                                                   ------------    ------------
     Total current assets                            11,561,000       6,496,000
                                                   ------------    ------------

Property, plant and equipment, at cost                4,418,000       2,653,000
 Less accumulated depreciation                       (1,444,000)     (1,164,000)
                                                   ------------    ------------
     Net property, plant and equipment                2,974,000       1,489,000
                                                   ------------    ------------

Deferred taxes                                          589,000         699,000
                                                   ------------    ------------

Excess cost of investment over net
 assets acquired                                      1,551,000              --
                                                   ------------    ------------

Other assets                                            117,000          84,000
                                                   ------------    ------------
                                                   $ 16,792,000    $  8,768,000
                                                   ============    ============


   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Notes payable                                    $  5,203,000    $  1,526,000
  Current portion of long-term debt                   1,636,000         164,000
  Accounts payable                                    2,264,000         902,000
  Payable to stockholders                                48,000          48,000
  Accrued expenses and other liabilities                803,000         409,000
                                                   ------------    ------------
     Total current liabilities                        9,954,000       3,049,000
                                                   ------------    ------------

Long-term debt, less current maturities               1,402,000       1,328,000
                                                   ------------    ------------

Obligation for appraisal rights                         877,000         877,000
                                                   ------------    ------------

Commitments and contingencies                                --              --
                                                   ------------    ------------

Stockholders' equity:
 Common stock, $.01 par value at December 31,
  2000 and 1999; 20,000,000 shares authorized;
  9,205,434 and 8,230,434 issued at
  December 31, 2000 and 1999, respectively               92,000          82,000
 Additional paid-in-capital                          13,915,000      13,414,000
 Accumulated deficit                                 (9,448,000)     (9,982,000)
                                                   ------------    ------------
     Total stockholders' equity                       4,559,000       3,514,000
                                                   ------------    ------------
                                                   $ 16,792,000    $  8,768,000
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                              Year Ended December31,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------

Net sales                          $ 40,730,000    $ 22,604,000    $ 18,739,000

Cost of sales                        28,218,000      15,198,000      12,823,000
                                   ------------    ------------    ------------

     Gross profit                    12,512,000       7,406,000       5,916,000

Selling, general and
 administrative expenses             10,985,000       5,932,000       4,645,000
                                   ------------    ------------    ------------

     Operating income                 1,527,000       1,474,000       1,271,000
                                   ------------    ------------    ------------

Other income (expense):
   Interest expense                    (806,000)       (475,000)       (272,000)
   Merger costs                              --              --        (456,000)
   Miscellaneous income                 199,000          34,000       1,218,000
                                   ------------    ------------    ------------
                                       (607,000)       (441,000)        490,000
                                   ------------    ------------    ------------

    Income before income taxes          920,000       1,033,000       1,761,000
                                   ------------    ------------    ------------

Income tax benefit (expense):
   Current                              (19,000)        (26,000)        (24,000)
   Deferred                            (367,000)        213,000         320,000
                                   ------------    ------------    ------------
                                       (386,000)        187,000         296,000

Net income                              534,000       1,220,000       2,057,000

Less: Net charge for elimination
      of preferred stock                     --              --        (975,000)

Less: Dividends on redeemable
        preferred stock                      --              --        (248,000)
                                   ------------    ------------    ------------
      Net income applicable to
       common stockholders         $    534,000    $  1,220,000    $    834,000
                                   ============    ============    ============

Basic earnings per
  common share                     $        .06    $        .15    $        .13
                                   ============    ============    ============

Diluted earnings per
  common share                     $        .06    $        .15    $        .12
                                   ============    ============    ============


          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Common Stock and Other Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                                                                           Additional
                                                    Common Stock             paid-in     Accumulated      Treasury
                                                Shares       Amount          capital         deficit         stock        Total
                                               ---------   ------------    ------------    ------------    ---------   ------------

Balance at December 31, 1997                   6,484,061   $    663,000    $  7,260,000    $(12,036.000)   $(328,000)  $ (4,441,000)


Issuance of common stock                         124,000          2,000        (187,000)                     222,000         37,000

Accrued dividends in arrears
  on preferred stock                                                                           (248,000)                   (248,000)

Recapitalization of par value of
  common stock from $.10 to
  $.01 per share                                               (599,000)        599,000

Issuance of common stock in
  preferred stock conversion                   1,574,510         16,000       5,835,000        (975,000)
                                                                                                                          4,876,000

Net income                                                                                    2,057,000                   2,057,000
                                               ---------   ------------    ------------    ------------    ---------   ------------
Balance at December 31, 1998                   8,182,571         82,000      13,507,000     (11,202,000)                   (106,000)
                                                                                                                          2,281,000

Issuance of common stock                          47,863                        (93,000)                     106,000         13,000

Net income                                                                                    1,220,000                   1,220,000
                                               ---------   ------------    ------------    ------------    ---------   ------------

Balance at December 31, 1999                   8,230,434         82,000      13,414,000      (9,982,000)          --      3,514,000

Issuance of common stock                         975,000         10,000         501,000                                     511,000

Net income                                                                                      534,000                     534,000
                                               ---------   ------------    ------------    ------------    ---------   ------------

Balance at December 31, 2000                   9,205,434   $     92,000    $ 13,915,000    $ (9,448,000)   $      --   $  4,559,000
                                               =========   ============    ============    ============    =========   ============




          See accompanying notes to consolidated financial statements.

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------
                                                              2000                   1999                  1998
                                                           -----------           -----------           -----------
Cash flows from operating activities:

    Net income                                             $   534,000           $ 1,220,000           $ 2,057,000
                                                           -----------           -----------           -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                             445,000               225,000               178,000
      Amortization                                              38,000                21,000                31,000
      Debt issue discount                                       59,000                59,000                    --
      Provision for doubtful accounts                          283,000               177,000               154,000
      Provision for income taxes                               367,000                    --                    --
      Deferred taxes, net                                           --              (213,000)             (320,000)
      (Gain) loss on disposal of fixed assets                   (1,000)                5,000            (1,078,000)
      Compensation expense - issuance of stock                  60,000                13,000                68,000

      (Increase) decrease in:
        Accounts receivable                                 (2,921,000)             (319,000)
        Inventory                                             (526,000)             (649,000)             (170,000)
        Prepaid expenses and other assets                      (75,000)              (47,000)                1,000

      Increase (decrease) in:
        Accounts payable                                     1,362,000              (398,000)              720,000
        Payable to stockholders                                     --              (685,000)                   --
        Accrued expenses and other liabilities                 394,000               257,000               (66,000)
                                                           -----------           -----------           -----------
      Total adjustments to net income                         (515,000)           (1,554,000)           (1,637,000)
                                                           -----------           -----------           -----------
        Net cash (used in) provided by
         operating activities                                   19,000              (334,000)              420,000
                                                           -----------           -----------           -----------

Cash flows from investing activities
    Purchase  of property, plant
     and equipment                                            (525,000)             (415,000)             (839,000)
    Acquisition of businesses                               (2,033,000)                   --                    --
    Payment on notes payable A&R acquisitions                 (195,000)                   --                    --
    Proceeds received from sale of property
     and equipment                                              40,000                31,000             1,278,000
    Proceeds from exercise of warrants and
     stock options                                              20,000                    --                 2,000
                                                           -----------           -----------           -----------
    Net cash (used in) provided by investing
     activities                                             (2,693,000)             (384,000)              441,000
                                                           -----------           -----------           -----------

Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                             3,577,000               746,000                 2,000
    Proceeds from issuance of long-term debt                   273,000               459,000               324,000
    Repayment of long-term debt                               (442,000)             (465,000)             (642,000)
                                                           -----------           -----------           -----------
     Net cash provided by (used in)
      financing activities                                   3,408,000               740,000              (316,000)
                                                           -----------           -----------           -----------

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows

                                                                          Year Ended December 31,
                                                           ----------------------------------------------------
                                                              2000                 1999                 1998
                                                           ----------           ----------           ----------
Net increase in cash and cash
 equivalents                                                  734,000               22,000              545,000
Cash and cash equivalents,
 beginning of year                                          1,119,000            1,097,000              552,000
                                                           ----------           ----------           ----------
Cash and cash equivalents, end of year                     $1,853,000           $1,119,000           $1,097,000
                                                           ==========           ==========           ==========



Supplemental disclosure of cash flow information:

Cash paid during the year for interest                     $  622,000           $  283,000           $  276,000
                                                           ==========           ==========           ==========

Non-cash transactions:
  Issuance of an aggregate of 775,000 shares
   of common stock related to acquisitions
   and to an officer of the Company                        $  490,000           $       --           $       --
                                                           ==========           ==========           ==========

  Issuance of notes related to the
   acquisitions                                            $  950,000           $       --           $       --
                                                           ==========           ==========           ==========







              See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 2000, 1999 and 1998


(1)  Merger
     ------

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

               Holders of 219,021 shares of the preferred stock (the "Exchanging Shareholders"), with a carrying value of $2,190,000, elected to convert their shares into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, an 8% three-year $8.00 subordinated debenture ("Debenture") and five shares of the Company's common stock. In connection with the Exchanging Shareholders' election, the Company was required to pay cash of $733,000 which was presented as payable to stockholders in the consolidated balance sheet at December 31, 1998. At December 31, 2000 and 1999 cash payable to stockholders was reduced to $48,000 from $733,000 at December 31, 1998, as a result of satisfying the cash requirements due to Exchanging Shareholders who had submitted their preferred stock to the Company for the merger consideration. The Company was also required to issue $985,000 face value of Debentures with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. The total fair value of the cash, debentures and common stock to be exchanged with the Exchanging Shareholders was $2,171,000. Had the Exchanging Shareholders elected to convert their shares under the provisions of the preferred stock's governing instrument, they would have received 251,655 shares of common stock with a fair value of $101,000. The excess of the total fair value of cash, Debentures and common stock to be exchanged with the Exchanging Shareholders, over the fair value which the Exchanging Shareholders would have received under the preferred stock's original conversion provisions represented a conversion charge of $2,070,000 to accumulated deficit and a reduction in net income applicable to common stockholders in the accompanying consolidated statement of operations

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(1)   Merger (continued)
      ------

          for the year ended December 31, 1998. In addition, conversion of the 219,021 preferred shares resulted in a credit to additional paid-in capital of $5,835,000, for the year ended December 31, 1998.


              Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder does not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, a Debenture and five shares of common stock described under option (b) in the preceding paragraph. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at December 31, 1999 and 2000, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. The Company does not expect a final judicial determination requiring the Company to make payment to Dissenting Shareholders' in the year ended December 31, 2001, the obligation is classified as long-term debt. In addition, elimination of the 81,100 preferred shares and accrued dividends of $1,161,000 on such shares resulted in a redemption credit to accumulated deficit of $1,095,000 for the year ended December 31, 1998 representing the excess of the carrying value of the Dissenting Shareholders' preferred stock and accrued dividends over the obligation for appraisal rights.

              In the calculation of earnings per share for the year ended December 31, 1998, $975,000 was deducted from net income representing the conversion charge of $2,070,000, less the redemption credit of $1,095,000.

              In connection with the Merger, all outstanding stock purchase warrants also converted into warrants with identical terms exerciseable for shares of the Company's common stock.

(2)   Description of Business and Summary of Significant Accounting Policies
      -------------------------------------------------------------------

              The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the sale of other building materials from other manufacturers. Sales of the

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2)   Description of Business and Summary of Significant Accounting Policies
      -----------------------------------------------------------------------
        (continued)

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


      (b) Concentration of Credit Risk
          ----------------------------

              Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At December 31, 2000, accounts aggregating $273,000, or approximately 5% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note (5). The allowance for doubtful accounts at December 31, 2000 of $400,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

              The Company places its cash with commercial banks. At December 31, 2000, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

      (c) Inventories
          -----------

              Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

      (d) Property,plantandequipment

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

     (d)  Property plant and equipment (continued)
          ----------------------------------------

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

     (g)  Earnings per share of common stock
          ----------------------------------

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

     (h)  Cash and cash equivalents
          -------------------------

              The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at December 31, 2000 and 1999 are short term time deposits of $285,000 and $275,000, respectively.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2)   Description of Business and Summary of Significant Accounting Policies
      ----------------------------------------------------------------------
        (continued)

     (i)  Revenue recognition policy
          --------------------------

              Revenue from sales transactions is recorded upon delivery of inventory to the customer, net of discounts and allowances.

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

      (k)  Accounting estimates
           --------------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (l)  Fair Value of Financial Instruments
           -----------------------------------

               The carrying amount of the Company's financial instruments principally notes payable, debentures and obligation for appraisal rights, approximates fair value based on discounted cash flows as well as other valuation techniques.

      (m)  Segment Reporting
           -----------------

               The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 2000 and 1999, the Company has determined that it operates in a single operating segment.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2)   Description of Business and  Summary of Significant Accounting Policies
      -----------------------------------------------------------------------
        (continued)

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

(3)   Inventories
      -----------

            At December 31, 2000 and 1999, inventories consist of:

                                            2000              1999
                                            ----              ----
            Raw materials               $  562,000        $  525,000
            Finished goods               3,560,000         1,276,000
            Packaging materials            265,000           222,000
                                        ----------        ----------
                                        $4,387,000        $2,023,000
                                        ==========        ==========

(4)   Property,PlantandEquipment
      --------------------------

            A summary of the cost of property, plant and equipment at December 31, 2000 and 1999 is as follows:
                                                                       Estimated
                                                                     useful life
                                     2000              1999            (years)
                                ----------         ----------        -----------
      Land                      $  191,000         $  151,000           - - -
      Buildings and
       improvements                965,000            585,000          10 - 40
      Machinery and equipment    1,658,000          1,272,000           3 - 10
      Vehicles                   1,253,000            446,000           2 -  8
      Furniture and Fixtures       351,000            199,000           3 - 12
                                ----------         ----------
                                $4,418,000         $2,653,000
                                ==========         ==========


            The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $1,898,000 and $621,000 at December 31, 2000 and 1999,
      respectively. See "Note 7."

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(5)   Notes Payable
      -------------

            At December 31, 2000 and 1999, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries and $100,000 in uncollateralized notes payable issued in connection with the January 1, 2000 purchase of three building materials distributors. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (10% at December 31, 2000), expires June 19, 2001, and is subject to annual renewal. The weighted average effective interest rate on the line of credit was 11.62%, 14.09%, and 17.49% during the years ended December 31, 2000, 1999 and 1998, respectively.

            At December 31, 2000, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $5,516,000, of which $5,103,000 had been borrowed. The average amounts outstanding during 2000 and 1999 were $3,511,000, and $1,312,000, respectively. The maximum amounts outstanding at any month-end during 2000 and 1999 were $5,103,000 and $2,017,000, respectively.


(6)   Accrued Expenses and Other Liabilities
      --------------------------------------

            Accrued expenses and other liabilities at December 31, 2000 and 1999 are summarized as follows:
                                                        2000              1999
                                                        ----              ----
      Employee compensation related items            $156,000          $ 94,000
      Taxes, other than income taxes                  166,000            55,000
      Interest                                        261,000           137,000
      Other                                           220,000           123,000
                                                     --------          --------
                                                     $803,000          $409,000
                                                     ========          ========

(7)   Long-term Debt
      --------------

      Long-term debt of the Company is as follows:
                                                           2000          1999
                                                           ----          ----
      Uncollateralized notes issued for acquisitions,
       interest at 8% per annum, principal and
       interest payable through September 2003.          $805,000      $     --

      Mortgage note payable, interest at 7 1/2% per
       annum, principal and interest payable monthly
       through January 2002.                               63,000       116,000

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(7)   Long-termDebt (continued)

      Subordinated Debentures due December 31, 2001,
       stated interest at 8% payable annually
       commencing July 1, 1999, principal payable
       in the amount of $985,000 at maturity.             926,000       867,000

      Mortgage note payable, interest at 8 3/4%,
       principal and interest payable monthly in
       the amount of approximately $3,760, with a
       balloon payment of approximately $187,000
       due October 4, 2004.                               277,000       297,000

      Mortgage note payable, interest at 8 3/4%,
       principal and interest payable monthly in
       the amount of approximately $2,415, with
       a balloon payment of approximately $198,000
       due June 16, 2003                                  222,000         --

      Equipment notes payable, interest at various
       rates ranging from 8.75% to 15.39%, per annum,
       principal and interest payable monthly
       expiring at various dates through
       January 2004.                                      745,000       212,000
                                                       ----------    ----------
                                                        3,038,000     1,492,000
      Less current maturities                          (1,636,000)     (164,000)
                                                       ----------    ----------
                                                       $1,402,000    $1,328,000
                                                       ==========    ==========


      As of December 31, 2000, long-term debt matures as follows:

                      Year ended
                      December31,            Amount
                      -----------            ------
                        2001              $1,636,000
                        2002                 596,000
                        2003                 524,000
                        2004                 269,000
                        2005                  13,000
                                          ----------
                                          $3,038,000
                                          ==========

      In connection with the Merger, the Company issued 8% Subordinated Debentures with a face amount value of $985,000 effective December 31, 1998. Each Debenture was discounted to a value of $6.56 ($8.00 face value) using an effective interest rate of 16%. The aggregate carrying value of the Debentures at December 31, 2000 and 1999 is $926,000 and $867,000, respectively. The Debentures are general, uncollateralized obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. Interest is payable annually on June 30th of each year. The Debentures are subject to

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(7)   Long-term Debt (continued)
      --------------

      redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. The outstanding principal balance, plus accrued interest is due and payable on December 31, 2001.

(8)   Income Taxes
      ------------

           At December 31, 2000 and 1999, deferred tax assets of $966,000 and $1,333,000, respectively, consist of the tax effect of net operating loss carryforwards of $966,000 and $2,966,000, respectively, less a valuation allowance of $0 and $1,633,000, respectively. Net operating losses of $2,761,000 expires in varying amounts through 2009.

           The Company reduced the deferred tax asset and valuation allowance for net operating loss carryforwards which expired unused in 2000. During 1999, the Company recognized a tax benefit of $574,000, based on the future utilization of net operating loss carryforwards prior to their expiration. The utilization of net operating loss carryforwards prior to their expiration. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income.

           The current income tax expense represents state taxes and alternative minimum taxes payable for the years ended December 31, 2000 and 1999.

           A reconciliation of the Federal statutory rate to the effective tax is as follows:


                                                Year  Ended December 31,
                                                  2000    1999    1998
                                                  ----    ----    ----
              U.S. statutory rate                  35%     35%     35%
              Valuation allowance                   0%    (56%)   (53%)
              Reversal of 1999 items (benefit)      7%
              Other                                 0%      3%      1%
                                                  ---     ---     ---
                 Effective rate                    42%    (18%)   (17%)
                                                  ===     ===     ===

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(9)  Capital Stock
     -------------

     (a)  Common Stock
          ------------

           At December 31, 2000, the Company had outstanding 9,205,434 shares of common stock (8,230,434 shares at December 31, 1999) with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

           In 2000, the Company issued an aggregate of 675,000 shares of common stock as partial consideration for the purchase of certain assets of seven building materials distributors, 100,000 shares were issued to an officer as compensation for services rendered, and 200,000 shares were issued in connection with the exercise of outstanding stock purchase warrants. In 1999 and 1998, the Company issued 47,863 and 100,000, respectively, treasury shares to directors and an officer as compensation for services rendered. The Company recorded compensation expense for shares issued to directors and an officer in amounts equal to the fair value of the shares when issued.


      (b)  Preferred Stock
           ---------------

           The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2000 and 1999, there were no shares of preferred stock outstanding.

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(9)   Capital Stock (continued)
      -------------

      (b)  Preferred Stock (continued)
           ---------------

      Redeemable Preferred Stock - $1.10 Cumulative Convertible Series
      ----------------------------------------------------------------
       (continued)

      at the rate of $1.10 per annum and was convertible into 1.149 shares of common stock. The liquidation preference of the preferred stock was $10.00 per share, plus accrued but unpaid dividends. The preferred stock was callable, in whole or in part, by the Company at its option at any time upon 30 days prior notice, at $11.00 per share, plus accrued and unpaid dividends.

          The Company had omitted dividends on its preferred stock since the fourth quarter of 1985 aggregating $4,044,000 through December 31, 1997. The omission of preferred stock dividends was a reduction of net income applicable to Common Stockholders and was recorded as a non-current liability in the Company's consolidated balance sheets. The preferred stock was not included in common stock and other stockholders' deficit because of its mandatory redemption feature.

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

      (c)  Warrants
           --------

           At December 31, 2000 and 1999, the Company had warrants outstanding to purchase 150,000 and 350,000 shares, respectively, of the Company's common stock. The Company issued 150,000 warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker Warrants"), which entitle the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Investment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%. Warrants to purchase 200,000 shares of the Company's common stock at $.10 per share were exercised in 2000.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(9)   Capital Stock (continued)
      -------------

      (d)  Stock Option Plans
           ------------------

           In December 1999, the Board of Directors adopted the Directors' Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"), which received shareholder approval on September 27, 2000. The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively. As of December 31, 2000, options for 555,000 shares were available for future grants under the 1999 Plans.

           At December 31, 2000, all of the 245,000 options originally granted under the plans (the "options") were outstanding. The options have an exercise price of $.57 (the fair market value of the Company's Common Stock on September 27, 2000), a weighted average remaining life of 4.3 years and are fully vested.

           Pursuant to SFAS No. 123, the Company has elected to use the intrinsic value method of accounting for employee stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock option awards. The Company's pro forma net income for fiscal 2000, had the Company elected to adopt the fair value approach (which charges earnings for the estimated fair value of stock options) of SFAS No. 123, would have been reduced by $33,000. The Company's earnings per share would have remained at $.06 per share.

           The weighted average fair value of the Company's options granted during fiscal 2000 was $.44 per share at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000; no expected dividend yield; expected volatility of 111.5%; risk free interest rate of 6%; and an expected option life of four years.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(10)  Miscellaneous income
      --------------------

            A summary of miscellaneous income (expense) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                 2000       1999          1998
                                                 ----       ----          ----
      Interest income                         $ 15,000   $ 12,000       $13,000
      Gain (loss) on disposal of property,
       plant and equipment                       1,000     (5,000)    1,078,000
      Other, net                               183,000     27,000       127,000
                                              --------    -------    ----------
                                              $199,000    $34,000    $1,218,000
                                              --------    -------    ----------

      On October 2, 1998, the Company sold its Miami, Florida manufacturing facility for $1,406,000 and received net cash proceeds of $801,000 after satisfaction of the mortgage and payment of commissions and closing costs. A gain of $1,066,000 was recognized on this transaction.


(11)  Earnings Per Common Share
      -------------------------

            Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the years ended December 31, 2000, 1999 and 1998 (in thousands except per share amounts):

                                              2000                      1999                          1998
                                  ------------------------       ----------------------      -----------------------
                                                        Per                         Per                         Per
                                  Income     Shares    Share     Income    Shares  Share     Income   Shares   Share
           Net income               $534                         $1,220                       $2,057
            Less net charge
            for elimination of
            preferred stock                                                                     (975)
            Less dividends on
            redeemable
            preferred stock                                                                     (248)
           Basic earnings
            per common share        $534      8,936     $.06     $1,220    8,199   $.15         $834   6,566    $.13
                                    ----      -----     ----     ------    -----   ----         ----   -----    ----
           Effect of dilutive
            securities:
            Warrants                            134                          191                        149
                                    ----      -----     ----     ------    -----   ----         ----   -----    ----
           Diluted earnings
            per common share        $534      9,070     $.06     $1,220    8,390    $15         $834   6,715    $.12
                                    ====      =====     ====     ======    =====    ===         ====   =====    ====

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(12)  Related Party Transactions
      --------------------------

            The Company and its subsidiaries paid legal fees of approximately $238,000, $114,000 and $86,000 in 2000, 1999 and 1998, respectively, to law firms with which the Company's Chairman of the Board was affiliated.

(13)  Commitments and Contingencies
      -----------------------------

      (a)   Contingencies
            -------------

            As of March 23, 2001, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 30 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 28 of these claims and are providing a defense. The Company expects its insurance carriers to accept coverage for the other two recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

           On June 15, 1999, the Company was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carrier has not made a decision regarding coverage to date. However, in the interim, the insurance carrier has retained counsel on behalf of Premix and is paying defense costs. The Company expects the insurance carrier to eventually accept coverage. The Company is unable to determine the exact extent of its exposure or the outcome of this litigation.

           On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger. (See Note (1) - Merger).

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(13)  Commitments and Contingencies
      -----------------------------

      (a)   Contingencies (continued)
            -------------

            The Company is engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

      (b)   Lease Commitments
            -----------------

            At December 31, 2000 certain property, plant and equipment were leased by the Company under long-term leases. Certain of these leases provided for escalation in rent upon the lease anniversary date. Future minimum lease commitments as of December 31, 2000, for all noncancellable leases are as follows:

                          December31,
                          -----------
                              2001                  $1,085,000
                              2002                     885,000
                              2003                     728,000
                              2004                     695,000
                              2005 and after           398,000

            Rental expenses incurred for operating leases were approximately $957,000, $331,000 and $153,000, for the years ended December 31, 2000,
      1999 and 1998, respectively.

(14)  Recent Acquisitions
      -------------------

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (14) Recent Acquisitions (continued)
      -------------------

      The components of the purchase price were as follows (in thousands):

            Cash                                               $  471
            Transfer of other assets                              327
            Common stock issued
             (225,000 shares @ $.64/share)                        144
            Three month uncollateralized note issued              150
            One year uncollateralized note issued                 100
            Collateralized debt assumed                           388
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

      The components of the purchase price were as follows (in thousands):

            Cash                                               $  219
            Two year uncollateralized note issued                 125
            Common stock issued
             (50,000 shares @ $.84/share)                          42
                                                               ------
                                                               $  386
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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (14) Recent Acquisitions (continued)
      ------------------

      The components of the purchase price were as follows: (in thousands):

            Cash                                               $286
            Two year uncollateralized note issued               125
            Collateralized debt assumed                         153
                                                               ----
                                                               $564
                                                               ====

           The purchase price was allocated to the acquired assets and liabilities based on of their fair values on the acquisition date with the excess of $125,000 being recorded as excess cost of investment over net assets acquired, which is being amortized using the straight line method over 40 years.

           Effective May 1, 2000, the Company acquired certain assets and liabilities of two related distributors ("A&R of Mississippi"), with locations in Gulfport, Hattiesburg and Pascagoula, Mississippi.

      The components of the purchase price were as follows (in thousands):

            Cash ($614,000 at closing, $441,000
             paid 30 days after closing)                       $1,055
            Transfer of other assets                              122
            Three year uncollateralized note issued               600
            Collateralized debt assumed                           310
            Common stock issued (400,000 shares @ $.61/share)     244
                                                               ------
                                                               $2,331
                                                               ======

            The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $886,000 being recorded as excess cost of investment over net assets acquired, which is being amortized using the straight line method over 40 years.

            Following are the unaudited pro-forma results of operations as if the A&R, Panhandle, Tallahassee and A&R of Mississippi purchases had occurred on January 1, 1999 (in thousands, except per share and share amounts):

                                       Year Ended             Year Ended
                                    December 31,2000       December 31,1999
                                    ----------------       ----------------

      Net sales                        $44,869                 $38,361
      Net income                       $   483                 $ 1,348
      Earnings per common share:
         Basic                         $   .05                 $   .15
         Diluted                       $   .05                 $   .15

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

 (14) Recent Acquisitions (continued)
      -------------------

           This unaudited pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

           The preliminary impact of the Company's assets and liabilities related to the acquisitions as of December 31, 2000, were as follows (in thousands):

          Fair value of assets and liabilities acquired:
          Inventories                                           $1,838
          Property plant and equipment                           1,445
          Other assets (Excess cost of investment
           over net assets acquired)                             1,580
          Liabilities (Assumed)                                   (851)
                                                                ------
                                                                 4,012
          Less:
          Debt issued                                           (1,100)
          Common stock issued                                     (430)
          Adjustment for accounts receivable due Company          (449)
                                                                ------
          Net cash paid as reflected in the
           Statement of Cash Flows                              $2,033
                                                                ======

                                    PART III

Item  9.    Changes in and Disagreements with Accountants on Accounting
            -----------------------------------------------------------
            and Financial Disclosure
            ------------------------

            None

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

                 The following table sets forth certain information with respect to the directors and executive officers of the Company:

            Name                   Age    Position With Company
            ----                   ---    ---------------------

            S. Daniel Ponce         52    Chairman of the Board - Class III
            Lisa M. Brock           42    Director - Class III
            Milton J. Wallace       65    Director - Class II
            Morton L. Weinberger    71    Director - Class II
            Howard L. Ehler, Jr.    57    Director - Class I/Principal Executive
                                           Officer/Executive Vice President/
                                           and Secretary
            Betty J. Murchison      61    Principal Accounting Officer/
                                           Assistant Vice President
            Gary J. Hasbach         56    President, Premix, Acrocrete and
                                           Just-Rite

                 The Company's Board of Directors is divided into three classes.
            In accordance with the Company's Certificate of Incorporation, the members of each Class are designated to serve for three (3) year staggered terms. The Class I director's term expires at the 2002 annual meeting, or until his successor is elected. Class II directors terms expire at the 2003 annual meeting or until their successors are elected, and Class III directors terms expire at the 2001 annual meeting or until their successors are elected.

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

Item 10.    Directors and Executive Officers of the Registrant (continued)
            --------------------------------------------------------------


            Lisa M. Brock.   Mrs. Brock has been a director of the Company since
               1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix and Acrocrete, as Vice President for over 5 years until December, 1994 when she retired. Mrs. Brock continues to serve as a consultant to the Company.

            Milton J. Wallace.  Mr. Wallace has been a director of the Company since February 1999. Mr. Wallace has been a practicing attorney in Miami for over 40 years and is currently a shareholder in the law firm of Wallace, Bauman, Legon, Fodiman, Ponce & Shannon, P.A. He was a co-founder and Chairman of the Board of Renex Corp, a provider of dialysis services, from 1993 through February 2000 when Renex Corp. was acquired by National Nephrology Associates, Inc. Mr. Wallace is Chairman of the Board of Med/Waste, Inc., a provider of medical waste management services. He is a director of several private companies.

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

            Gary J. Hasbach.  Mr. Hasbach became President of Premix and
               Acrocrete in March 2001, and President of Just-Rite, in February 2000. Prior thereto, he had been Executive Vice President of Sales and Marketing for Premix and Acrocrete since January 1, 1999. Mr. Hasbach was formerly President of Premix and Acrocrete from September 1990 to May 1996. From May 1996 to December 1997, Mr. Hasbach served as Executive Vice President of Marketing for Florida Tile Industries, Inc, a distributor of tile and flooring products. In addition, Mr. Hasbach was a director of the Company from 1993 to February 1997.

Item 10.    Directors and Executive Officers of the Registrant (continued)
            --------------------------------------------------------------

            Betty J. Murchison.  Ms. Murchison has been the Company's Principal
               Accounting Officer since June 1995. Prior thereto, from October, 1991 to June 1995, she was Principal Accounting Officer of Royce Laboratories, Inc., a manufacturer of generic pharmaceutical products. For over 25 years prior thereto, she was employed by the Company, the last three years acting as the Company's Principal Accounting Officer.

            Board of Directors Meetings and Attendance
            ------------------------------------------

                 The Board of Directors met four (4) times in fiscal 2000. Each director attended all of the Board of Directors meetings in 2000.

            Compensation and Stock Option Committee
            ---------------------------------------

                 The Compensation and Stock Option Committee, composed of Ms.
            Brock, as Chairman and Messrs. Ponce and Weinberger met three (3) times during 2000. Every member attended all of such meetings. The Compensation Committee reviews the Company's general compensation policies and procedures; establishes salaries and benefit programs for the Chief Executive Officer and other executive officers of the Company and its subsidiaries; reviews, approves and establishes performance targets and awards under incentive compensation plans for its executive officers; and reviews and approves employment agreements. The Compensation and Stock Option Committee also administers the Company's Employee Stock Option Plan and has the authority to determine, among other things, to whom to grant options, the amount of options, the terms of options and the exercise prices thereof.

            Audit Committee
            ---------------

                 The Audit Committee is presently composed of Mr. Weinberger, as
            Chairman, and Messrs. Ponce and Wallace. The Audit Committee met two
            (2) times during 2000. Every member attended all of such meetings. The principal duties of the Audit Committee are to recommend the appointment of independent auditors, meet with the Company's independent auditors to review the arrangements for, and scope of the audit by the independent auditors and the fees related to such work; review the independence of the independent auditors; consider the adequacy of the system of internal accounting controls; review and monitor the Company's policies regarding conflicts of interest; and discuss with management and the independent accountants the Company's annual and quarterly financial statements.


            Reports Pursuant to Section 16(a) of the Securities and Exchange
            ----------------------------------------------------------------
            Act of 1934
            -----------

                 The Company's officers and directors are required to file Forms
            3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16a-3(e), in 2000 no officer or director failed to file any such report on a timely basis.

Item 11.    Executive Compensation
            ----------------------

            Summary Compensation Table
            --------------------------

                 The following table summarizes the compensation paid or accrued for each of the three fiscal years in the period ended December 31, 2000 for the Company's chief executive officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for any fiscal year, (the "Named Executive Officers").

                                              AnnualCompensation
                                              ------------------

                                                                                   Long-TermCompensation
                                                                                   ---------------------
                                                                                         Securities
                                                                          Other           Underlying
                                                                          Annual          Options to
                        Name and                                          Compen-         Purchase
                   Principal Position      Year     Salary     Bonus(1)   sation(2)       Shares(3)
                   ------------------      ----     ------     --------   ---------       ---------

                   Howard L. Ehler Jr.     2000    $140,000    $  -      $60,000           10,000
                    Principal Executive    1999    $130,000     30,000     2,000           20,000
                    Officer, Executive     1998    $120,000     35,000      -                -
                    Vice President and
                    Secretary

                   Fred H. Hansen(4)       2000    $160,000    $  -      $  -              10,000
                    President, Premix      1999     138,000     40,000      -              20,000
                    and Acrocrete          1998     150,000     75,000      -                -

                   Gary Hasbach
                    President, Just-       2000    $130,000    $  -      $  -              10,000
                    Rite                   1999     110,000     47,000      -              10,000

            (1) Bonuses shown were earned in the year indicated even though actually paid in a subsequent year. Bonuses for year 2000 have not yet been determined.

            (2) Except as indicated, none of the named individuals above have received personal benefits or perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in the above table. Mr. Ehler's other Annual Compensation in 2000 and 1999 represents the market price at date of grant of 100,000 and 7,863 shares of common stock. Although 100,000 such shares were issued in calendar year 2000, the Compensation Committee awarded such shares as services and performance tendered over the previous several years.

            (3) Stock options are granted under the terms and provisions of the 1999 Employee Stock Option Plan. For a description of the stock options see "Executive Compensation-Options Granted in Year Ended December 31, 2000".

            (4) Mr. Hansen retired effective December 31, 2000 and is now a consultant to the Company.

            ----------------------

            Compensation Agreements
            -----------------------

                 The Company is party to a one year renewable employment
            agreement, (the "Employment Agreement") with Howard L. Ehler, Jr. (the "Executive"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current base salary of $140,000. The Employment Agreement provides for automatic renewal for additional one year periods on July 1st of each year, unless the Company or Executive notifies the other party of such party's intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. The Executive receives the use of a Company car, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Compensation Committee.

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

            Options Granted in Year Ended December 31, 2000
            -----------------------------------------------

                 The following table sets forth certain summary information concerning the number of stock options granted and the potential realizable value of the stock options granted to the Company's Named Executive Officers during the fiscal year ended December 31, 2000.

            ----------------------

            Options Granted in Year Ended December 31, 2000 (continued)


                                        Number of                                                   Realizable Value
                                        Securities      % of Total                                  at Assumed Rates
                                        Underlying      Options                                     of Stock Price
                                        Options         Granted to      Exercise                    Appreciation
                                        Granted in      Employees in    Price         Expiration    forOptionTerm(3)
               Name                     2000 (1)        FiscalYear    ($/Share)(2)       Date        5%($)     10%($)
               ----                     --------        ----------    ------------       ----        -----     ------

       Howard L. Ehler, Jr.               10,000           33.3%          $.57         04/24/05     $1,575    $3,480
        Principal Executive Officer,
        Executive Vice President and
        Secretary

       Fred H. Hansen                     10,000           33.3%          $.57         04/24/05     $1,575    $3,480
        President Premix and Acrocrete

       Gary J. Hasbach                    10,000           33.3%          $.57         04/24/05     $1,575    $3,480
        President Just-Rite


            (1) Options were granted pursuant to the terms and conditions of the Company's 1999 Employee Stock Option Plan adopted December 15, 1999 for which stockholder approval was obtained on September 27, 2000.

            (2) The exercise price of $.57 per share was equal to the fair market value of the Company's common stock at September 27, 2000, the date the 1999 Employee Stock Option Plan was approved by the Company's stockholders.

            (3) The amounts disclosed in the columns which noted appreciation of the Company's common stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company's common stock price and are not necessarily indicative of the actual value which my be realized by the named Executive Officers or the stockholders. These assumed rates of 5% and 10% would result in the Company's common stock price increasing from $.57 per share to approximately $.73 per share and $.92 per share, respectively. As of December 31, 2000, the market price for the common stock was $.38 per share.

            Aggregated Option Exercises in Year Ended December 31, 2000
            -----------------------------------------------------------

                 The following table provides certain summary information
            concerning the value of unexercised stock options held by the Company's Named Executive Officers as of December 31, 2000.

            ----------------------

            Aggregated Option Exercises in Year Ended December 31, 2000
            -----------------------------------------------------------
              (continued)

                                                        Value of Unexercised
                             Number of Securities         "In the Money"
                            Underlying Unexercised      Options at Fiscal
                           Options at Fiscal Year End      Year End($)(1)
                           --------------------------  ------------------------
            Name           Exercisable  Unexercisable  Exercisable Unexercisable
            ----           -----------  -------------  -------------------------

      Howard L Ehler, Jr.     30,000         -              -           -
       Principal Executive
       Officer, Executive
       Vice President and
       Secretary

      Fred H. Hansen          30,000         -              -           -
       President, Premix
       and Acrocrete

      Gary J. Hasbach         20,000         -              -           -
       President Just-Rite

                 No options were exercised by the Named Executive Officers
            during the year ended December 31, 2000.

            (1) The options are exercisable at $.57 per share. At December 31, 2000 the fair market value of the Company's common stock was deemed to be $.38 per share, the average of the closing bid and asked price of the common stock at such date.

                 The Company has two stock option plans, the Director's Stock
            Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. The 1999 Plans are administered by the Company's Compensation and Stock Option Committee. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Director Plans. As of December 31, 2000 there were outstanding options to purchase 165,000 and 80,000 shares under the Employee and Director Plans, respectively. The exercise price for all options currently outstanding is $.57 per share. All options expire five years from date of grant and are fully vested.

            Director Compensation
            ---------------------

                 During the year ended December 31, 2000, each director received an annual retainer of $6,000, payable in quarterly installments. Effective June 1, 1994 and January 1, 1995, the Company entered into separate consulting agreements with Mr. Weinberger and Ms. Brock,

            ----------------------
            Director Compensation (continued)
            ---------------------

            respectively, to provide various management consulting services to the Company. Each Agreement initially provided for monthly fees of $833 and may be terminated upon 60 days notice by either party. During the year ended December 31, 1999 and thereafter, the Company initiated an acquisition program. In connection with such acquisition program, Mr. Weinberger was requested to expend additional time in consulting with the Company's management on acquisition possibilities, including performing due diligence, administrative, accounting and other services. As a result of the increased time and effort spent by Mr. Weinberger, Mr Weinberger's consulting fee has been increased to $3,500 per month.

                 On December 15, 1999, each director was granted stock options to purchase 20,000 shares of the Company's common stock at an exercise price of $.57 per shares until December 14, 2004. Since September 1994, Mr. Ponce has been provided the use of a Company car at a current cost of approximately $786 per month.

            Compensation Committee Interlocks and Insider Participation
            -----------------------------------------------------------

                 During the year ended December 31, 2000, the Compensation and
            Stock Option Committee consisted of Messrs. Ponce, Weinberger and Ms. Brock. None of these directors has been an officer or employee of the Company or its subsidiaries during the last ten years, except Ms. Brock, who was formerly Vice President of Premix and Acrocrete until December 31, 1994. There are no other relationships required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

                 The following table sets forth certain information as of March
            27, 2001 with respect to the beneficial ownership of the Company's common stock by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

                                                     Shares (1)      Percent
                                                Beneficially Owned  of Class (2)
                                                ------------------  ------------
            Maureen P. Ferri                           656,981            7.1%
              120 Simmons Road
              Statesboro, GA. 30458
            Lisa M. Brock                              289,006 (3)        3.1%
            Howard L. Ehler, Jr.                       406,108 (4)        4.4%
            Fred H. Hansen                              67,500 (5)         .7%
            Gary J. Hasbach                            270,400 (6)        2.9%

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------
             (continued)

            S. Daniel Ponce                            591,966 (7)        6.4%
            Milton J. Wallace                          128,000 (8)        1.4%
            Morton L. Weinberger                       229,210 (9)        2.5%

            All directors and officers
              as a group (8 persons)                 1,998,308 (10)      21.3%

            (1) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is 1259 N.W. 21st Street, Pompano Beach, Florida 33069-1428.

            (2) The percent of class for common stockholders is based upon 9,205,434 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options that are held by such person (but not those held by any other person).

            (3) Includes 20,000 shares of common stock issuable upon exercise of stock options.

            (4) Includes 30,000 shares of common stock issuable upon exercise of stock options.

            (5) Includes 30,000 shares of common stock issuable upon exercise of stock options.

            (6) Includes 20,000 shares of common stock issuable upon exercise of stock options.

            (7) Includes 20,000 shares of common stock issuable upon exercise of stock options.

            (8) Includes 20,000 shares of common stock issuable upon exercise of stock options.

            (9) Includes 20,000 shares of common stock issuable upon exercise of stock options.

            (10) Includes 170,000 shares of common stock issuable upon the exercise of stock options.


Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

                 The law firm of Wallace, Bauman, Legon, Fodiman, Ponce and
            Shannon, P.A. of which Mr. Ponce, the Company's Chairman of the Board, and Mr. Wallace, a Director, are stockholders, served as general counsel to the Company. The law firm received $237,726 in 2000 for legal services rendered to the Company.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

            (a)  The following documents are filed as part of this report:

            1.   FinancialStatements:                                      Page
                 --------------------                                      ----
                 Imperial Industries, Inc. and Subsidiaries:

                 Report of Independent Certified Public Accountant           23

                 Consolidated Balance Sheets - December 31, 2000 and 1999    24

                 Consolidated Statements of Operations - Years Ended
                  December 31, 2000, 1999 and 1998.                          25

                 Consolidated Statement of Changes of Common Stock and
                  Other Stockholders' Equity  -  Three Years Ended
                  December 31, 2000.                                         26

                 Consolidated Statements of Cash Flows -
                  Years ended December 31, 2000, 1999 and 1998               27

                 Notes to Consolidated Financial Statements                  29

            2.   FinancialStatementSchedules:
                 ---------------------------

                 II - Valuation and Qualifying Accounts and Reserves         57

            3.   Exhibits
                 --------
                 Incorporated by reference to the Exhibit Index at the
                 end of this Report.                                         58

            (b)  Reports on Form 8-K:

                 No Form 8-K Reports were filed during the last quarter of the period covered by this Report.

                                                     Schedule II


                                IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts and Reserves Years ended December 31, 2000, 1999 and 1998



                                                                    Charged   Charged
                                                          Balance   to cost   to other                Balance at
                                                         beginning    and     accounts-  Deductions-    end of
       Description                                       of period  expenses  describe    describe      period
       -----------                                       ---------  --------  --------    --------      ------


Year ended December 31, 2000:

  Reserves and allowances deducted from asset accounts:
  Allowance for doubtful accounts:
   Trade                                              $  254,000     $283,000   $ --    $  137,000(A)   $  400,000
                                                      ----------     --------   ----    ----------      ----------
  Valuation allowance for deferred taxes              $1,633,000     $     --   $ --    $1,633,000(B)   $       --
                                                      ----------     --------   ----    ----------      ----------

Year ended December 31, 1999:

  Reserves and allowances deducted from asset accounts:
  Allowance for doubtful accounts:
   Trade                                              $  200,000     $177,000   $ --    $123,000(A)    $  254,000
                                                      ----------     --------   ----    ----------     -----------
  Valuation allowance for deferred taxes              $2,207,000     $     --   $ --    $574,000(C)    $1,633,000
                                                      ----------     --------   ----    ----------      ----------

Year ended December 31, 1998:

  Reserves and allowances deducted from asset accounts:
  Allowance for doubtful accounts:
   Trade                                              $  176,000     $154,000   $ --    $130,000(A)    $  200,000
                                                      ----------     --------   ----    ----------      ----------
  Valuation allowance for deferred taxes              $3,134,000     $     --   $ --    $927,000(C)    $2,207,000
                                                      ----------     --------   ----    ----------      ----------



(A)  Uncollectible accounts written off, net of recoveries.
(B)  Expiration of related net operating loss carryforwards.
(C)  Deferred tax benefit

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

10.2 Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)

10.3 License Agreement between Bermuda Roof Company and Premix Marbletite Manufacturing Co., (Form S-4 Registration Statement,
               Exhibit 10.5).

*10.4          Employee Stock Option Plan

*10.5          Directors Stock Option Plan

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

                                            IMPERIAL INDUSTRIES, INC.



April 4, 2001                By: /s/Howard L. Ehler, Jr.
                                 ----------------------------------------------
                                 Howard L. Ehler, Jr., Executive Vice President/ Principal Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/S. Daniel Ponce         Chairman of the Board of      April 4, 2001
------------------------   Directors
S. Daniel Ponce


/s/Lisa M. Brock           Director                      April 4, 2001
------------------------
Lisa M. Brock


/s/Milton J. Wallace       Director                      April 4, 2001
------------------------
Milton J. Wallace


/s/Morton L. Weinberger    Director                      April 4, 2001
------------------------
Morton L. Weinberger


/s/Howard L. Ehler,Jr.     Director, Executive Vice      April 4, 2001
------------------------   President, Principal
Howard L. Ehler, Jr.       Executive Officer, Chief
                           Financial Officer and
                           Secretary

/s/Betty J. Murchison      Assistant Vice President      April 4, 2001
------------------------   and Principal Accounting
Betty J. Murchison         Officer