Form 10-K/A
period 2000-12-31
IMPERIAL INDUSTRIES INC
filed 2001-04-30
CIK 49930

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
                       ----------------------

                             IMPERIAL INDUSTRIES,INC.
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

                                              AnnualCompensation
                                              ------------------

                                                                                   Long-TermCompensation
                                                                                   ---------------------
                                                                                         Securities
                                                                          Other           Underlying
                                                                          Annual          Options to
                        Name and                                          Compen-         Purchase
                   Principal Position      Year     Salary     Bonus(1)   sation(2)       Shares(3)
                   ------------------      ----     ------     --------   ---------       ---------


                   Howard L. Ehler Jr.     2000    $140,000    $30,000   $60,000           10,000
                    Principal Executive    1999    $130,000     30,000     2,000           20,000
                    Officer, Executive     1998    $120,000     35,000      -                -
                    Vice President and
                    Secretary

                   Fred H. Hansen(4)       2000    $160,000    $30,000   $  -              10,000
                    President, Premix      1999     138,000     40,000      -              20,000
                    and Acrocrete          1998     150,000     75,000      -                -

                   Gary Hasbach
                    President, Just-       2000    $130,000    $30,000   $  -              10,000
                    Rite                   1999     110,000     47,000      -              10,000

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



(A)  Uncollectible accounts written off, net of recoveries.
(B)  Expiration of related net operating loss carryforwards.
(C)  Deferred tax benefit

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

2.1 Agreement and Plan of Merger, by and between Imperial Industries, Inc. and Imperial Merger Corp. dated October 12, 1998 (incorporated by reference to Form S-4 Registration Statement,
               Exhibit 2).

2.2 Asset Purchase Agreement entered into as of December 31, 1999 between Just-Rite Supply, Inc., Imperial Industries, Inc., A&R Supply, Inc., A&R Supply of Foley, Inc., A&R of Destin, Inc., Ronald A. Johnson, Rita E. Ward and Jaime E. Granat (incorporated by reference to Form 8-K dated January 19, 2000, File No. 1-7190,
               Exhibit 2.1).

2.3 Asset Purchase Agreement dated June 5, 2000 between Just-Rite Supply, Inc., Imperial Industries, Inc., A&R Supply of Mississippi, Inc., A&R Supply of Hattiesburg, Inc., Ronald A. Johnson, Dennis L. Robertson and Richard Williamson, (incorporated by reference to Form 8-K dated June 13, 2000, File No. 1-7190, Exhibit 2.1).

3.1 Certificate of Incorporation of the Company, (incorporated by reference to Form S-4 Registration Statement, Exhibit 3.1).

3.2 By-Laws of the Company, (incorporated by reference to Form S-4 Registration Statement, Exhibit 3.2).

4.1 Form of Common Stock Purchase Warrant issued to Auerbach, Pollak & Richardson, Inc., (incorporated by reference to Form S-4 Registration Statement, Exhibit 4.1).

4.2 Form of 8% Subordinated Debenture, (incorporated by reference to Form S-4 Registration Statement, Exhibit 4.2).

10.1 Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated January 28, 2000. (incorporated by reference to Form 10-K for the year ended December 31, 1999).

10.2 Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (incorporated by reference to Form 8-K dated July 26, 1993)

10.3 License Agreement between Bermuda Roof Company and Premix Marbletite Manufacturing Co., (incorporated by reference to Form S-4 Registration Statement, Exhibit 10.5).

10.4           Employee Stock Option Plan.*

10.5           Directors Stock Option Plan.*

11             Statement recomputation of earnings per share.*

21             Subsidiaries of the Company.*

---------------
* Previously Filed

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMPERIAL INDUSTRIES, INC.




April 30, 2001               By: /s/Howard L. Ehler, Jr.
                                 ----------------------------------------------
                                 Howard L. Ehler, Jr., Executive Vice President/ Principal Executive Officer




     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/S. Daniel Ponce         Chairman of the Board of      April 30, 2001
------------------------   Directors
S. Daniel Ponce


/s/Lisa M. Brock           Director                      April 30, 2001
------------------------
Lisa M. Brock


/s/Milton J. Wallace       Director                      April 30, 2001
------------------------
Milton J. Wallace


/s/Morton L. Weinberger    Director                      April 30, 2001
------------------------
Morton L. Weinberger


/s/Howard L. Ehler,Jr.     Director, Executive Vice      April 30, 2001
------------------------   President, Principal
Howard L. Ehler, Jr.       Executive Officer, Chief
                           Financial Officer and
                           Secretary

/s/Betty J. Murchison      Assistant Vice President      April 30, 2001
------------------------   and Principal Accounting
Betty J. Murchison         Officer