Form 10-Q
period 2001-03-31
IMPERIAL INDUSTRIES INC
filed 2001-05-21
CIK 49930

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    --------------

         Commission file number   1-7190
                               -----------

                            IMPERIAL INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             65-0854631
           --------                                             ----------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

          1259 Northwest 21st Street, Pompano Beach Florida 33069-4114
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (954) 917-4114
                                                        -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 5, 2001: 9,205,434

              Total number of pages contained in this document: 24

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      Index

                                                                       Page No.
                                                                       --------

Part I.   Financial Information

          Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                            3


          Consolidated Statements of Operations
           Three Months Ended March 31, 2001 and 2000                      4


          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000                    5-6


          Notes to Consolidated Financial Statements                    7-15


          Management's Discussion and Analysis of Results
           of Operations and Financial Conditions                      16-21



Part II.  Other Information and Signatures

          Item I.  Legal Proceedings                                      22


          Item 6.  Exhibits and Reports on Form 8-K                    22-23


          Signatures                                                      24

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     March 31,      December 31,
                                                       2001            2000
                                                   ------------    ------------
   Assets                                          (Unaudited)
   ------
Current assets:
  Cash and cash equivalents                        $  1,619,000    $  1,853,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $410,000 and $400,000 at March 31, 2001
   and December 31, 2000, respectively)               5,001,000       4,866,000
  Inventories                                         4,494,000       4,387,000
  Deferred taxes                                        365,000         377,000
  Other current assets                                  400,000          78,000
                                                   ------------    ------------
     Total current assets                            11,879,000      11,561,000
                                                   ------------    ------------

Property, plant and equipment, at cost                4,409,000       4,418,000
 Less accumulated depreciation                       (1,558,000)     (1,444,000)
                                                   ------------    ------------
     Net property, plant and equipment                2,851,000       2,974,000
                                                   ------------    ------------

Deferred taxes                                          589,000         589,000
                                                   ------------    ------------

Excess cost of investment over net
 assets acquired                                      1,541,000       1,551,000
                                                   ------------    ------------

Other assets                                            119,000         117,000
                                                   ------------    ------------
                                                   $ 16,979,000    $ 16,792,000
                                                   ============    ============

   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Notes payable                                    $  4,444,000    $  5,203,000
  Current portion of long-term debt                   1,676,000       1,636,000
  Accounts payable                                    3,154,000       2,264,000
  Payable to stockholders                                48,000          48,000
  Accrued expenses and other liabilities                990,000         803,000
                                                   ------------    ------------
     Total current liabilities                       10,312,000       9,954,000
                                                   ------------    ------------

Long-term debt, less current maturities               1,209,000       1,402,000
                                                   ------------    ------------

Obligation for appraisal rights                         877,000         877,000
                                                   ------------    ------------

Commitments and contingencies                                --              --
                                                   ------------    ------------
Stockholders' equity:
 Common stock, $.01 par value at March 31, 2001
  and December 31, 2000; 20,000,000 shares
  authorized; 9,205,434 issued at December
  31, 2000 and March 31, 2001                            92,000          92,000
 Additional paid-in-capital                          13,915,000      13,915,000
 Accumulated deficit                                 (9,426,000)     (9,448,000)
                                                   ------------    ------------
     Total stockholders' equity                       4,581,000       4,559,000
                                                   ------------    ------------
                                                   $ 16,979,000    $ 16,792,000
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
                                                           (Unaudited)

Net sales                                         $ 10,168,000     $  7,856,000

Cost of sales                                        7,089,000        5,263,000
                                                  ------------     ------------

     Gross profit                                    3,079,000        2,593,000

Selling, general and
 administrative expenses                             2,844,000        2,031,000
                                                  ------------     ------------
     Operating income                                  235,000          562,000
                                                  ------------     ------------
Other income (expense):
   Interest expense                                   (231,000)        (119,000)
   Miscellaneous income (expense)                       30,000           (9,000)
                                                  ------------     ------------
                                                      (201,000)        (128,000)
                                                  ------------     ------------

      Income before income taxes                        34,000          434,000

Income tax expense                                     (12,000)        (152,000)
                                                  ------------     ------------

      Net income                                  $     22,000     $    282,000
                                                  ============     ============


Basic earnings per common share                   $         --     $        .03
                                                  ============     ============

Diluted earnings per common share                 $         --     $        .03
                                                  ============     ============

Weighted average common shares outstanding           9,205,434        8,472,467
                                                  ============     ============

Weighted average shares and
 potentially dilutive shares outstanding             9,209,214        8,720,615
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
                                                             (Unaudited)

Cash flows from operating activities:
    Net income                                       $    22,000    $   282,000
                                                     -----------    -----------

    Adjustments to reconcile net income
    to net cash provided by (used in):
      Depreciation                                       124,000         75,000
      Amortization                                        20,000          5,000
      Debt issue discount                                 15,000         15,000
      Provision for doubtful accounts                     74,000         77,000
      Provision for income tax                            12,000        152,000

      (Increase) decrease in:
        Accounts receivable                             (209,000)    (1,528,000)
        Inventory                                       (107,000)      (235,000)
        Prepaid expenses and other assets               (334,000)      (492,000)

      Increase (decrease) in:
        Accounts payable                                 890,000        831,000
        Accrued expenses and other liabilities           187,000        217,000
                                                     -----------    -----------
      Total adjustments to net income                    672,000       (883,000)
                                                     -----------    -----------

        Net cash provided by (used in)
         operating activities:                           694,000       (601,000)
                                                     -----------    -----------
Cash flows from investing activities:
    Purchases of property, plant
     and equipment                                       (11,000)       (69,000)
    Proceeds received from sale of
     property and equipment                               10,000             --
    Payment on note payable for acquisitions            (100,000)
    Acquisition of business                                   --       (690,000)
                                                     -----------    -----------

    Net cash used in investing activities               (101,000)      (759,000)
                                                     -----------    -----------
Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                        (659,000)     1,568,000
    Repayment of long-term debt                         (168,000)       (61,000)
                                                     -----------    -----------
     Net cash (used in) provided by
      financing activities                              (827,000)     1,507,000
                                                     -----------    -----------
Net (decrease) increase in cash and
 cash equivalents                                       (234,000)       147,000
Cash and cash equivalents beginning of period          1,853,000      1,119,000
                                                     -----------    -----------
Cash and cash equivalents end of period              $ 1,619,000    $ 1,266,000
                                                     ===========    ===========

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   -continued-



                                                        Three  Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
                                                            (Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the three months for:
  Interest                                               $178,000       $ 75,000
                                                         ========       ========
Non-cash transactions:

 Issuance of 275,000 shares of common
  stock related to the acquisitions                      $     --       $186,000
                                                         ========       ========
 Issuance of notes related to the
  acquisitions                                           $     --       $375,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)     Interim Financial Statements
        ----------------------------

              The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

              In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of March 31, 2001 to former preferred stockholders who had submitted their preferred stock to the Company for the merger

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2)     Merger (continued)
        ------

        consideration. In addition, the Company issued $985,000 face value of 8% subordinated debentures with a fair value of $808,000 (the "Debentures"), and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date.

             Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to such preferred stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel the Company does not expect that there will be a final judicial determination requiring the Company to make payment to Dissenting Shareholders' prior to March 31, 2002. Accordingly, the obligation is classified as long-term debt.

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

        (d)  Cash and cash equivalents
             -------------------------

             The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at March 31, 2001 and December 31, 2000 are short term time deposits of $287,000 and $285,000, respectively.

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

        (f)  Accounting estimates
             --------------------

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(3)     Description of Business and SummaryofSignificantAccountingPolicies
        ------------------------------------------------------------------
        (continued)

        (g)  Fair Value of Financial Instruments
             -----------------------------------

             The carrying amount of the Company's financial instruments principally notes payable, the Debentures and the obligation for appraisal rights in connection with the preferred stock elimination, approximates fair value based on discounted cash flows as well as other valuation techniques.

        (h)  Segment Reporting
             -----------------

             The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the three month periods ended March 31, 2001 and 2000, the Company has determined that it operates in a single operating segment.

        (i)  New Accounting Pronouncements
             -----------------------------

             SFAS No. 133, Accounting for Derivatives and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not use derivative instruments and therefore the adoption of SFAS No. 133 in 2001 did not have a material effect on the consolidated financial statements.

(4)     Inventories
        -----------

            At March 31, 2001 and December 31, 2000 inventories consist of:

                                          March 31,       December 31,
                                            2001             2000
                                        ----------        ----------
            Raw materials               $  585,000        $  562,000
            Finished goods               3,641,000         3,560,000
            Packaging materials            268,000           265,000
                                        ----------        ----------
                                        $4,494,000        $4,387,000
                                        ==========        ==========

(5)     Notes Payable
        -------------

             At March 31, 2001, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(5)     Notes Payable (continued)
        ------------

             The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (9.5% at March 31, 2001), expires June 19, 2001, and is subject to annual renewal. At March 31, 2001, the line of credit limit available for borrowing based on eligible receivables and inventory was $5,675,000, of which $4,444,000 had been borrowed. The average month-end amounts outstanding for the three month periods ended March 31, 2001 and 2000 were $4,885,000, and $2,378,000, respectively.

(6)     Long-Term Debt and Current Installments of Long-Term Debt
        ---------------------------------------------------------

             Included in long-term debt at March 31, 2001, are three mortgage loans, collateralized by real property, in the aggregate amount of $541,000, less current installments aggregating $81,000.

             In connection with the Merger, the Company issued Debentures with a face amount value of $985,000. Each $8.00 Debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the Debentures at March 31, 2001 is $941,000. The Debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

             During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued uncollateralized 8% promissory notes as partial consideration. At March 31, 2001, aggregate notes of $380,000 were classified as long-term debt, and $379,500 were classified as current portion of long-term debt.

             Other long-term debt in the aggregate amount of $644,000, less current installments of $275,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39% and are payable monthly through 2005.

(7)     Income Taxes
        ------------

             At March 31, 2001, the deferred tax asset of $954,000 consists of the tax effect of net operating loss carryforwards of $2,761,000, less a valuation allowance of $0. The operating losses of $2,761,000 expire in

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(7)     Income Taxes (continued)
        ------------

        varying amounts through 2009.

             In the three months ended March 31, 2001 and 2000, the Company recognized income tax expense of $12,000 and $152,000, respectively, representing income before income taxes at the statutory rate of 35%.


(8)     Capital Stock
        -------------

        (a) Common Stock
            ------------

             At March 31, 2001, the Company had outstanding 9,205,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

             In the three months ended March 31, 2000, the Company issued an aggregate of 275,000 shares of common stock as partial consideration for the purchase of certain assets of four building materials distributors.


        (b) Preferred Stock
            ---------------

             The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At March 31, 2001 and December 31, 2000, there were no shares of preferred stock outstanding.


        (c)  Warrants
             --------

             At March 31, 2001, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock. The Company issued the warrants in January 1999 to its investment banker for financial advisory

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(8)     Capital Stock (continued)
        -------------

        (b)  Warrants (continued)
             --------

        services in connection with the Merger (the "Investment Banker Warrants"). Each Investment Banker Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Investment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%.


        (d) Stock Options
            -------------

             The Company has two Stock Option Plans: a Director's Stock
        Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively.

             At March 31, 2001, options to purchase 215,000 shares of common stock (the "options") were outstanding. The options have an exercise price of $.57, a weighted average remaining life of 4.0 years and are fully vested. As of March 31, 2001, options for 585,000 shares were available for future grants under the 1999 Plans.

(9)     Earnings Per Common Share
        -------------------------

             The Company has adopted Statement of Financial Accounting
        Standards No. 128, "Earnings Per Share" ("FAS 128"). The following is a reconciliation of the numerator and denominator of the basic and diluted per share computation

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(9)     Earnings Per Common Share (continued)
        -------------------------

        (in thousands, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                            2001     2000
                                                            ----     ----
       BASIC
         Net income                                       $   22     $  282
         Average common shares outstanding                 9,205      8,472
         Basic per share amount                           $  .--     $  .03

       DILUTED:
         Net income                                       $   22     $  282
          Average common shares outstanding                9,205      8,472
          Dilutive effect of outstanding
            options and warrants                               4        249
          Average shares outstanding assuming dilution     9,209      8,721
          Diluted per share amount                        $  .--     $  .03

(10)    Commitments and Contingencies
        -----------------------------

        (a) Contingencies
            -------------

             As of May 11, 2001, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 28 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage for 25 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other 3 lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

             On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix,

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(10)    Commitments and Contingencies (continued)
        -----------------------------

        which claims that certain materials, purportedly provided by Premix to the Developer/ Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carriers have not made a decision regarding coverage to date, but have retained counsel on behalf of Premix and are paying defense costs. The Company expects the insurance company to eventually accept coverage. Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

             Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

             On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger. (See Note (2) Merger).

(b)     Lease Commitments
        -----------------

             At March 31, 2001, certain property, plant and equipment were leased by the Company under long-term leases. The Company pays aggregate annual rent of approximately $1,085,000 for its current operating leases. The leases expire at various dates ranging from August 31, 2001 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

         General
         -------

                  The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has increased in the Southeastern United States during the past five years, the duration of recent economic conditions and the magnitude of its effect on the construction industry are uncertain and cannot be predicted.

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

         Results of Operations
         ---------------------

         Three Months Ended March 31, 2001 Compared to 2000
         --------------------------------------------------

                  Net sales for the three months ended March 31, 2001 increased $2,312,000, or approximately 29.4%, compared to the same period in 2000. The increase in sales in 2001 was derived from the sales of building materials generated by distributors acquired during the second quarter of 2000. Results from these acquired distributors were not included in the first three months of 2000. These sales primarily consisted of building materials purchased from other

                  IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition (continued)
         -----------------------------------

         Results of Operations (continued)

         Three Months Ended March 31, 2001 Compared to 2000 (continued)

         manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products. Management believes 2001 first quarter sales were adversely effected by fewer product shipping days due to more adverse weather conditions causing reduced product demand, compared to the first quarter of 2000. In addition, declining prices for gypsum wallboard, a major product line of the Company's distribution operations, had an adverse effect on sales.

                  Gross profit as a percentage of net sales for the first quarter of 2001 was approximately 30.3% compared to 33.0% for the same period in 2000. The decrease in gross profit margins was principally due to a greater proportion of consolidated sales represented by products manufactured by other companies sold through the Company's distribution facilities, as compared to the proportionate amount of sale of products manufactured by the Company with higher gross profit margins. Products manufactured by the Company accounted for approximately 42.9% of consolidated sales in the first quarter of 2001, compared to approximately 53.5% in 2000. The distribution facilities typically generate lower gross profit margins than the direct sale of the Company's manufactured products.

                  In the first quarter of 2001, gross profits derived by the Company's acquired distribution facilities were adversely affected by competitive conditions in the Company's distribution markets for sales of gypsum products manufactured by other companies. Market prices for gypsum wallboard, a major product line of the acquired distributors, are estimated to have decreased in excess of 40% in the first quarter of 2001 compared to the same period in 2000. This was due to an excess supply and increased competition of the gypsum wallboard manufacturers prevalent in the industry. The trend of lower pricing continued throughout the quarter and is expected to remain low through the balance of calendar year 2001.

                  The results of operations of the Company's distribution operations had a material adverse impact on the Company's consolidated results in the first quarter of 2001 and will continue to impact results in 2001 due in large part to reduced gross profits as a result of lower gypsum wallboard prices, some reduction in product demand due to adverse weather conditions and certain underperforming distribution facilities. In the first quarter of 2001, the Company's distribution operations realized sales of $7,108,000 and incurred operating losses of $71,000 before any

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition (continued)
         -----------------------------------

         Results of Operations (continued)
         ---------------------

         Three Months Ended March 31, 2001 Compared to 2000 (continued)
         --------------------------------------------------

         charges of corporate overhead, interest expense and miscellaneous income, compared to sales of $4,867,000 and operating profits of $235,000 for the same period in 2000.

                  Efforts are being made to increase sales and gross profits by focusing primarily on attaining increased sales of the Company's manufactured products through the Company's acquired distribution facilities and broadening the product line of the Company's existing distribution facilities where suitable in selected markets and decrease reliance on sales of gypsum products.

                  Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2001 were approximately 28.0% compared to 25.8% in 2000. Selling, general and administrative expenses increased $813,000 or approximately 40.0% in 2001, compared to 2000. The increase in expenses was primarily due to additional operating costs related to the distributors acquired in 2000.

                  Efforts are being made to improve operating efficiency in the Company's distribution operations through: (i) a reduction in personnel in certain locations; (ii) closure of an acquired under- performing distribution location in Hattiesburg, Mississippi; (iii) more efficient utilization of underperforming distribution locations, including possible consolidations and improving product mix and business activities at such locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products.

                  Interest expense increased from $119,000 in the first quarter of 2000 or approximately 94.1% to $231,000 in 2001. The increase in interest expense was primarily due to additional borrowing related to the purchase and operation of the acquired distributors.

                  In the three months ended March 31, 2001 and 2000, the Company recognized income tax expenses of $12,000 and $152,000, respectively, representing income taxes at the statutory rate of 35%.

                  As a result of the above factors, the Company had net income of $22,000, or $.00 per fully diluted share for the first quarter of 2001, compared to net income of $282,000, or $.03 per share for 2000.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition (continued)
         -----------------------------------

         Liquidity and Capital Resources
         -------------------------------

                  At March 31, 2001, the Company had working capital of approximately $1,567,000 compared to working capital of $1,607,000 at December 31, 2000. As of March 31, 2001, the Company had cash and cash equivalents of $1,619,000.

                  The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2001, subject to annual renewal. The Company's subsidiaries borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 2001, $4,444,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowings, (including the amount outstanding of $4,444,000) of approximately $5,675,000 at March 31, 2001.

                  Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida, Georgia and Mississippi who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of March 31, 2001 the Company owned and operated fourteen distribution outlets. Accounts receivable, net of allowance, at March 31, 2001 was $5,001,000 compared to $4,866,000 at December 31, 2000. The increase in receivables of $135,000, or approximately 2.7% was primarily as a result of slower payment practices of certain customers of the Company's distribution outlets.

                  As a result of the consummation of a merger with a wholly owned subsidiary in 1998, the Company issued an aggregate of $994,960 face amount, 8% Debentures, 1,574,610 shares of common stock and agreed to pay $733,000 in cash to the former preferred shareholders. At March 31, 2001, the Company had paid $684,000 of such cash amount. Amounts payable to such shareholders at March 31, 2001, results from their non-compliance with the conditions for payment to date. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition (continued)
         -----------------------------------

         Liquidity and Capital Resources
         -------------------------------

         common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

                  During 2000, the Company consummated four transactions for the purchase of seven building materials distributors in which the Company acquired certain assets and assumed certain liabilities. The acquisitions have had a material effect on the operations and financial position of the Company. The impact of the Company's assets and liabilities related to the acquisitions as of December 31, 2000, were as follows (in thousands):

           Fair value of assets and liabilities acquired:
           Inventories                                               $1,838
           Property plant and equipment                               1,445
           Other assets (Excess cost of investment
            over net assets acquired)                                 1,580
           Liabilities (assumed)                                       (851)
                                                                     ------
                                                                      4,012
           Less:
           Debt issued                                               (1,100)
           Common stock issued                                         (430)
           Adjustment for accounts receivable due Company              (449)
                                                                      -----
           Net cash paid for building material
            distributors                                             $2,033
                                                                     ------

                  The cash required to complete these transactions and fund operations (including receivables) contributed significantly to the $3,577,000 increase in the Company's line of credit in 2000.

                  The Company presently is focusing its efforts on the completion of the integration and consolidation of the acquired distribution operations into the Company. The Company expects to incur various capital expenditures during the next twelve months in its ordinary course of business to upgrade and maintain its equipment and delivery fleet to support operations. In addition, the Company is evaluating the implementation of a new centralized management information system. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash investment portion of the expenditures for these projects to be material.

                  The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition (continued)
         -----------------------------------

         Liquidity and Capital Resources
         -------------------------------

         sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for the next twelve months to satisfy the 8% Debentures due December 31, 2001 and support the cash requirements of its capital expenditure programs. While the Company believes it will generate sufficient cash to satisfy the 8% Debentures at their due date of December 31, 2001, the Company intends to pursue other means of financing rather than utilize cash flow left from operations to satisfy the Debentures. The Company believes alternative financing will be available on terms satisfactory to the Company.

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

2.3           Asset Purchase Agreement dated June 5, 2000 between Just-Rite
               Supply, Inc., Imperial Industries, Inc., A&R Supply of Mississippi, Inc., A&R Supply of Hattiesburg, Inc., Ronald A. Johnson, Dennis L. Robertson and Richard Williamson (Incorporated by reference to Form 8-K dated June 13, 2000, File No. 1-7190,
               Exhibit 2.1).

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

4.2           Form of 8% Subordinated Debenture, (Incorporated by reference to
               Form S-4 Registration Statement, Exhibit 4.2).

10.1          Consolidating, Amended and Restated Financing Agreement by and
               between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated January 28, 2000. (Incorporated by reference to Form 10-K dated December 31, 1999, File No. 1-7190, Exhibit 10-1).

10.2          Employment Agreement dated July 26, 1993 between Howard L. Ehler,
               Jr. and the Company. (Incorporated by reference to Form 8-K dated July 26, 1993).

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information



Item 6.  Exhibits and Reports on Form 8-K (continued)
         -------------------------------------------


 Exhibit No.                         Description
 -----------                         -----------


10.3          License Agreement between Bermuda Roof Company and Premix
               Marbletite Manufacturing Co., (Incorporated by reference to Form S-4 Registration Statement, Exhibit 10.5).

10.4          Employee Stock Option Plan (Incorporated by reference to Form
               10-K dated December 31, 2000, Exhibit 10.4).

10.5          Employee Stock Option Plan (Incorporated by reference to Form
               10-K dated December 31, 2000, Exhibit 10.5).

              (b)  Reports on Form 8-K

                 None.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L. Ehler, Jr.
                                       --------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /S/ Betty Jean Murchison
                                       --------------------------------
                                       Betty Jean Murchison
                                       Principal Accounting Officer/
                                       Assistant Vice President


May 21, 2001