Form 10-Q
period 2001-06-30
IMPERIAL INDUSTRIES INC
filed 2001-08-14
CIK 49930

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30,2001
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      ------------

Commission file number     1-7190
                        ------------

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

           1259 Northwest 21stStreet, Pompano Beach Florida 33069-4114
--------------------------------------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:    (954)917-4114
                                                     -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 6, 2001: 9,220,434

     Total number of pages contained in this document:  24

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      Index

                                                                       Page No.
                                                                       --------

Part I.   Financial Information

          Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000                             3


          Consolidated Statements of Operations
           Six Months and Three Months Ended
           June 30, 2001 and 2000                                          4


          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2001 and 2000                       5-6


          Notes to Consolidated Financial Statements                    7-15


          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                       16-21



Part II.  Other Information and Signatures

          Item 1.  Legal Proceedings                                      22

          Item 6.  Exhibits and Reports on Form 8-K                    22-23


          Signatures                                                      24

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     June 30,       December 31,
                                                       2001            2000
                                                   ------------    ------------
   Assets                                          (Unaudited)
   ------
Current assets:
  Cash and cash equivalents                        $  1,541,000    $  1,853,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $416,000 and $400,000 at June 30, 2001
   and December 31, 2000, respectively)               5,071,000       4,866,000
  Inventories                                         4,225,000       4,387,000
  Deferred taxes                                        300,000         377,000
  Other current assets                                  367,000          78,000
                                                   ------------    ------------
     Total current assets                            11,504,000      11,561,000
                                                   ------------    ------------

Property, plant and equipment, at cost                4,363,000       4,418,000
 Less accumulated depreciation                       (1,646,000)     (1,444,000)
                                                   ------------    ------------
     Net property, plant and equipment                2,717,000       2,974,000
                                                   ------------    ------------

Deferred taxes                                          589,000         589,000
                                                   ------------    ------------
Excess cost of investment over net
 assets acquired                                      1,531,000       1,551,000
                                                   ------------    ------------

Other assets                                            107,000         117,000
                                                   ------------    ------------
                                                   $ 16,448,000    $ 16,792,000
                                                   ============    ============
   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Notes payable                                    $  5,087,000    $  5,203,000
  Current portion of long-term debt                   1,598,000       1,636,000
  Accounts payable                                    2,405,000       2,264,000
  Payable to stockholders                                48,000          48,000
  Accrued expenses and other liabilities                704,000         803,000
                                                   ------------    ------------
     Total current liabilities                        9,842,000       9,954,000
                                                   ------------    ------------

Long-term debt, less current maturities               1,022,000       1,402,000
                                                   ------------    ------------

Obligation for appraisal rights                         877,000         877,000
                                                   ------------    ------------

Commitments and contingencies                                --              --
                                                   ------------    ------------
Stockholders' equity:
 Common stock, $.01 par value at June 30, 2001
  and December 31, 2000; 20,000,000 shares
  authorized; 9,220,434 issued at June 30, 2001
  and 9,205,434 issued at December 31, 2000              92,000          92,000
 Additional paid-in-capital                          13,920,000      13,915,000
 Accumulated deficit                                 (9,305,000)     (9,448,000)
                                                   ------------    ------------
     Total stockholders' equity                       4,707,000       4,559,000
                                                   ------------    ------------
                                                   $ 16,448,000    $ 16,792,000
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                          Six Months Ended              Three Months Ended
                                              June 30,                       June 30,
                                    ----------------------------    ----------------------------
                                        2001            2000            2001            2000
                                    ------------    ------------    ------------    ------------
Net sales                           $ 20,925,000    $ 19,327,000    $ 10,757,000    $ 11,471,000

Cost of sales                         14,549,000      13,420,000       7,460,000       8,157,000
                                    ------------    ------------    ------------    ------------

     Gross profit                      6,376,000       5,907,000       3,297,000       3,314,000

Selling, general and
 administrative expenses               5,759,000       4,732,000       2,915,000       2,701,000
                                    ------------    ------------    ------------    ------------

     Operating income                    617,000       1,175,000         382,000         613,000
                                    ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                     (449,000)       (316,000)        218,000)       (197,000)
   Miscellaneous income                   52,000          31,000          22,000          40,000
                                    ------------    ------------    ------------    ------------
                                        (397,000)       (285,000)       (196,000)       (157,000)
                                    ------------    ------------    ------------    ------------

      Income before income taxes         220,000         890,000         186,000         456,000

Provision for income taxes               (77,000)       (311,000)        (65,000)       (159,000)
                                    ------------    ------------    ------------    ------------

Net income                          $    143,000    $    579,000    $    121,000    $    297,000
                                    ============    ============    ============    ============

Basic earnings per common share     $        .02    $        .07    $        .01    $        .03
                                    ============    ============    ============    ============

Diluted earnings per common share   $        .02    $        .07    $        .01    $        .03
                                    ============    ============    ============    ============

Weighted average common shares         9,207,601       8,663,126       9,209,767       8,853,786
                                    ============    ============    ============    ============

Weighted average shares and
  potentially dilutive shares          9,209,824       8,899,849       9,209,767       9,073,391
                                    ============    ============    ============    ============

          See accompanying notes to consolidated finanacial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                Increase (Decrease) In Cash and Cash Equivalents

                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
    Net income                                       $   143,000    $   579,000
                                                     -----------    -----------

    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                       251,000        189,000
      Amortization                                        41,000         18,000
      Debt issue discount                                 30,000         30,000
      Provision for doubtful accounts                    140,000         95,000
      Provision for income tax                            77,000        311,000
      Compensation expense - issuance of stock             5,000         60,000
      Loss (gain) on disposal of property
       and equipment                                       5,000         (4,000)
      Other                                                   --       (148,000)

      (Increase) decrease in:
        Accounts receivable                             (345,000)    (2,937,000)
        Inventory                                        162,000       (308,000)
        Prepaid expenses and other assets               (300,000)      (446,000)

      Increase (decrease) in:
        Accounts payable                                 141,000      2,293,000
        Accrued expenses and other liabilities           (99,000)       226,000
                                                     -----------    -----------
       Total adjustments to net income                   108,000       (621,000)
                                                     -----------    -----------
        Net cash provided by (used in)
         operating activities                            251,000        (42,000)
                                                     -----------    -----------

Cash flows from investing activities
    Purchase of property, plant
     and equipment                                       (24,000)      (230,000)
    Proceeds from sale of property
     and equipment                                        25,000         38,000
    Proceeds from exercise of warrants                        --         20,000
    Payment on note payable for acquisition             (100,000)      (150,000)
    Acquisition of businesses                                 --     (1,540,000)
                                                     -----------    -----------
      Net cash used in investing activities              (99,000)    (1,862,000)
                                                     -----------    -----------

Cash flows from financing activities
    (Decrease) increase in notes payable-net             (16,000)     2,188,000
    Proceeds from issuance of long-term debt                  --        151,000
    Repayment of long-term debt                         (448,000)      (168,000)
                                                     -----------    -----------
     Net cash (used in) provided by
      financing activities                              (464,000)     2,171,000
                                                     -----------    -----------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-


                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                            2001          2000
                                                        -----------   ----------

Net (decrease) increase in cash and
 cash equivalents                                          (312,000)     267,000
Cash and cash equivalents
 beginning of period                                      1,853,000    1,119,000
                                                        -----------   ----------
Cash and cash equivalents end of period                 $ 1,541,000   $1,386,000
                                                        ===========   ==========

Supplemental disclosure of cash flow information:

Cash paid during the six months for:
  Interest                                              $   408,000   $  260,000
                                                        ===========   ==========
Non-cash transactions:
  Issuance of 15,000 shares of common
   stock to an employee of the Company                  $     5,000   $       --
                                                        ===========   ==========
  Issuance of an aggregate of 775,000 shares
   of common stock related to acquisitions
   and to an officer of the Company                     $        --   $  490,000
                                                        ===========   ==========
  Issuance of notes related to the
   acquisitions                                         $        --   $  950,000
                                                        ===========   ==========
  Cash due 30 days after closing of
   A&R of Mississippi acquisition
   ("Payable for Acquisition")                          $        --   $  441,000
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

                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)     Interim Financial Statements
        ----------------------------

              The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

  (2)   Merger
        ------

                On December 17, 1998, the Company's stockholders approved a plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger"), effective December 31, 1998,( the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

              At the Effective Date, each share of the Company's $.10 par value common stock outstanding before the Merger was converted into one share of $.01 par value common stock. Also at the Effective Date, 300,121 outstanding shares of preferred stock, with a carrying value of $3,001,000 were retired and $4,292,000 of accrued dividends on such shares were eliminated.

              In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of June 30, 2001 to former preferred stockholders who had submitted their preferred stock to the Company for the merger

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

  (2)   Merger (continued)
        ------------------

        consideration. In addition, the Company issued $985,000 face value of 8% subordinated debentures with a fair value of $808,000 (the "Debentures"), and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date.

             Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to such preferred stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel the Company does not expect that there will be a final judicial determination requiring the Company to make payment to Dissenting Shareholders' prior to June 30, 2002. Accordingly, the obligation is classified as long-term debt.

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

        (d)  Cash and cash equivalents
             -------------------------

             The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at June 30, 2001 and December 31, 2000 are short term time deposits of $289,000 and $285,000, respectively.

        (e)  Stock base dcompensation
             ------------------------

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

        (h)  Segment Reporting
             -----------------

             The Company has adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the six month periods ended June 30, 2001 and 2000, the Company has determined that it operates in a single operating segment.

        (i)  New Accounting Pronouncements
             -----------------------------

             SFAS 133, Accounting for Derivatives and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not use derivative instruments and therefore the adoption of SFAS 133 in 2001 did not have a material effect on the consolidated financial statements.

             In June 2001, the FASB unanimously voted in favor of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15,

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (3)   Description of Business and Summary of Significant Accounting Policies
        ----------------------------------------------------------------------
         (continued)

        (i)  New Accounting Pronouncements  (continued)
             -----------------------------

        2001, and are effective for interim periods in the initial year of adoption. The Company is currently analyzing the effect the adoption of these standards will have on it financial statements.

  (4)   Inventories

                At June 30, 2001 and December 31, 2000 inventories consist of:

                                          June 30,       December 31,
                                            2001              2000
                                            ----              ----
            Raw materials               $  504,000        $  562,000
            Finished goods               3,432,000         3,560,000
            Packaging materials            289,000           265,000
                                        ----------        ----------
                                        $4,225,000        $4,387,000
                                        ==========        ==========

  (5)   Notes Payable
        -------------

             At June 30, 2001, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries.

             The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (7.25% at June 30, 2001), expires June 19, 2002, and is subject to annual renewal. At June 30, 2001, the line of credit limit available for borrowing based on eligible receivables and inventory was $5,671,000, of which $5,087,000 had been borrowed. The average amounts outstanding for the six month periods ended June 30, 2001 and 2000 were $5,038,000, and $2,491,000, respectively.


  (6)   Long-Term Debt and Current Installments of Long-Term Debt
        ---------------------------------------------------------

             Included in long-term debt at June 30, 2001, are three mortgage loans, collateralized by real property, in the aggregate amount of $520,000, less current installments aggregating $69,000.

             In connection with the Merger, the Company issued Debentures with a face amount value of $985,000. Each $8.00 Debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the Debentures at June 30, 2001 is $955,000. The Debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

  (6)   Long-Term Debt and Current Installments of Long-Term Debt  (continued)
        ---------------------------------------------------------

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

             During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued uncollateralized 8% promissory notes as partial consideration. At June 30, 2001, aggregate notes of $267,000 were classified as long-term debt, and $321,000 were classified as current portion of long-term debt.

             Other long-term debt in the aggregate amount of $557,000, less current installments of $253,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39%.


  (7)   Income Taxes
        ------------

             At June 30, 2001, the deferred tax asset of $889,000 represents the tax effect of net operating loss carryforwards of $2,541,000, less a valuation allowance of $0. The operating loss carryforwards expire in varying amounts through 2009.

             In the six months ended June 30, 2001 and 2000, the Company recognized income tax expense of $77,000 and $311,000, respectively, representing income before income taxes at the statutory rate of 35%.


  (8)   Capital Stock
        ------------

        (a)  Common Stock
             -----------

             At June 30, 2001, the Company had outstanding 9,220,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

             In June 2001, the Company issued 15,000 shares of common stock as incentive compensation to an employee pursuant to the terms of an employment agreement.

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

        (b)  Preferred Stock
             ---------------

             The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At June 30, 2001 and December 31, 2000, there were no shares of preferred stock outstanding.

        (c)  Warrants
             --------

             At June 30, 2001, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

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

             At June 30, 2001, options to purchase 215,000 shares of common stock (the "options") were outstanding. The options have an exercise price of $.57, a weighted average remaining life of 3.6 years and are fully vested.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-



  (8)   Capital Stock (continued)
        ------------

        (d)  Stock Options (continued)
             -------------

             As of June 30, 2001, options for 585,000 shares were available for future grants under the 1999 Plans. During 2001 no options have been granted or exercised.

  (9)   Earnings Per Common Share
        -------------------------

             The Company has adopted Statement of Financial Accounting
        Standards No. 128, "Earnings Per Share" ("FAS 128"). The following is a reconciliation of the numerator and denominator of the basic and diluted per share computation (in thousands, except per share data):

                                              Six Months Ended   Three Months Ended
                                                    June30,           June30,
                                               ---------------    -----------------
                                                2001     2000       2001      2000
                                                ----     ----       ----      ----
        BASIC:
        Net income                             $  143    $  579    $  121    $  297
        Average common shares outstanding       9,208     8,663     9,210     8,854
        Basic per share amount                 $  .02    $  .07    $  .01    $  .03

        DILUTED:
        Net income                             $  143    $  579    $  121    $  297
        Average common shares outstanding       9,208     8,663     9,210     8,854
        Dilutive effect of outstanding
         options and warrants                       2       237         0       219
        Average shares outstanding assuming
         dilution                               9,210     8,900     9,210     9,073
        Diluted per share amount               $  .02    $  .07    $  .01    $  .03



  (10)  Commitments and Contingencies
        -----------------------------

        (a)  Contingencies
             -------------

             As of August 6, 2001, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 26 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage for 25 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other 1 lawsuit. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

  (10)  Commitments and Contingencies (continued)
        ----------------------------

        (a)  Contingencies (continued)
             ------------

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

        (b)  Lease Commitments
             -----------------

             At June 30, 2001, certain property, plant and equipment were leased by the Company under long-term leases. The Company pays aggregate annual rent of approximately $1,085,000 for its current operating leases. The leases expire at various dates ranging from August 31, 2001 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended.

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

                This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; and availability of qualified personnel; labor and employee benefit costs.

        Results of Operations
        ---------------------

        Six months and Three Months Ended June 30, 2001 Compared to 2000
        ----------------------------------------------------------------

                Net sales for the six months ended June 30, 2001 increased $1,598,000, or approximately 8.3%, compared to the same period in 2000. The increase in sales in 2001 was derived primarily from the sales of building materials generated by distributors acquired during the second quarter of 2000. Results from these acquired distributors were not included for the entire six month period ended June 30, 2000. These sales primarily consisted of building materials purchased from other manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products. Net sales for

                  IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition (continued)
        ----------------------

        the three months ended June 30, 2001 decreased $714,000 or approximately 6.2% compared to the second quarter of 2000. Reduced selling prices for gypsum wallboard, a major product line of the Company's distribution operations, and reduced demand for certain of the Company's manufactured products, accounted for the sales decline in the second quarter of 2001 compared to the same period in 2000.

                Gross profit as a percentage of net sales for the six months and three months ended June 30, 2001 was approximately 30.5% and 30.6% compared to 30.6% and 28.9% for the same periods in 2000. The increase in gross profit margins in the second quarter of 2001 compared to 2000 was principally due to the Company maintaining its gross profit margins at consistent levels during the first six months of 2001 as compared to decreased gross profits in the second quarter of 2000 when gypsum price decreases first began to impact consolidated results.

                In the first six months of 2001, the aggregate gross profits derived by the Company's acquired distribution facilities continued to be adversely affected by competitive conditions in the Company's distribution markets for sales of gypsum products manufactured by other companies. Market prices for gypsum wallboard are estimated to have decreased by the end of the second quarter 2001 in excess of 40% since 2000. The decrease appears to be the result of excess supply and increased competition among the gypsum wallboard manufacturers prevalent in the industry. The trend of lower pricing, which commenced in early 2000, continued throughout the six month period ended June 30, 2001. However, certain manufacturers have recently reduced production of gypsum wallboard and as a result gypsum prices have moderately increased in July. Further price increases are expected over the next several months.

                The results of operations of the Company's distribution operations had a material adverse impact on the Company's consolidated results in the first six months of 2001 due in large part to reduced gross profits caused by lower gypsum wallboard prices and poor operating results at certain underperforming distribution facilities. In the six months and second quarter of 2001, the Company's distribution operations realized sales of $14,758,000 and $7,650,000, respectively, and incurred operating losses of $123,000 and $56,000 before any charges of corporate overhead, compared to sales of $12,976,000 and $8,109,000 and

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition  (continued)
        ----------------------

        operating profits of $227,000 and an operating loss of $8,000, during the same periods in 2000.

                Efforts are being made to increase sales and gross profits by focusing primarily on attaining increased sales of the Company's manufactured products through the Company's acquired distribution facilities, broadening the product line of the Company's existing distribution facilities in selected markets and decrease reliance on sales of gypsum products in certain distribution locations. Prices of gypsum products increased in July and are expected to trend higher in the last half of 2001. Increased gypsum prices, assuming product availability in the market, would have a positive effect on the Company's sales and gross profits.

                Selling, general and administrative expenses as a percentage of net sales for the six months and second quarter of 2001 were approximately 27.5% and 27.1% compared to 24.5% and 23.6% in 2000. The most significant reason for the increase in selling, general and administrative expenses as a percentage of sales in the 2001 periods was the decline in gypsum wallboard prices. Selling, general and administrative expenses increased $1,027,000 and $214,000 or approximately 21.7% and 7.9% in 2001, compared to the same periods in 2000. The increase in expenses was primarily due to additional operating costs related to the distributors acquired in 2000. The operating results of the acquired distributors were not included for the entire six month period ended June 30, 2000.

                Actions have been taken to improve operating performance in the Company's distribution operations through: (i) a reduction in personnel in certain locations; (ii) closure of under-performing distribution locations in Hattiesburg and Picayune Mississippi; (iii) elimination of installation services for certain product lines at two locations; and
        (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. The operations associated with the two closed distribution locations and elimination of installed services represented operating losses of approximately $288,000 in the first six months of 2001.

                Interest expense increased $133,000 and $21,000 in the first six months and second quarter of 2001 or approximately 42.1% and 10.7% compared to the same periods in 2000. The increase in interest expense in the first six months of 2001 was primarily due to additional borrowing related to the purchase and operation of the acquired distributors.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition  (continued)
        ----------------------

                In the six months and three months ended June 30, 2001 the Company recognized income tax expenses of $77,000 and $65,000, compared to $311,000 and $159,000 for the same periods in 2000, representing income taxes at the statutory rate of 35%.

                As a result of the above factors, the Company derived net income of $143,000 and $121,000 or $.02 and $.01 per fully diluted share for the six months and second quarter of 2001, compared to net income of $579,000 and $297,000 or $.07 and $.03 per share for 2000.


        Liquidity and Capital Resources
        -------------------------------

                At June 30, 2001, the Company had working capital of approximately $1,662,000 compared to working capital of $1,607,000 at December 31, 2000. As of June 30, 2001, the Company had cash and cash equivalents of $1,541,000.

                The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2002, subject to annual renewal. The Company's subsidiaries borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 2001, $5,087,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowings, (including the amount outstanding of $5,087,000) of approximately $5,671,000 at June 30, 2001.

                Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida, Georgia and Mississippi who have purchased products on an unsecured open account basis directly from the Company's manufacturing subsidiaries and through Company owned warehouse distribution outlets. As of June 30, 2001 the Company owned and operated eleven distribution outlets. Accounts receivable, net of allowance, at June 30, 2001 was $5,071,000 compared to $4,866,000 at December 31,
        2000. The increase in receivables of $205,000, or approximately 4.2% was primarily a result of slower payments by certain customers of the Company's distribution outlets.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition (continued)
        ------------------------

                As a result of the consummation of a merger with a wholly owned subsidiary in 1998, the Company issued an aggregate of $994,960 face amount, 8% Debentures, 1,574,610 shares of common stock and agreed to pay $733,000 in cash to the former preferred shareholders. At

                June 30, 2001, the Company had paid $684,000 of such cash amount. Amounts payable to such shareholders at June 30, 2001, results from their non-compliance with the conditions for payment to date. Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

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

              Fair value of assets and liabilities acquired:
              Inventories                                               $ 1,838
              Property plant and equipment                                1,445
              Other assets (Excess cost of investment
               over net assets acquired)                                  1,580
              Liabilities (assumed)                                        (851)
                                                                        -------
                                                                          4,012
              Less:
              Debt issued                                                (1,100)
              Common stock issued                                          (430)
              Adjustment for accounts receivable due Company               (449)
                                                                        -------
              Net cash paid for building material
               distributors                                             $ 2,033
                                                                        =======

                The cash required to complete these transactions and fund operations (including receivables) contributed significantly to the $3,577,000 increase in the Company's line of credit during 2000.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition (continued)
        ----------------------

                The Company presently is focusing its efforts on the completion of the integration and consolidation of the acquired distribution operations into the Company. The Company expects to incur various capital expenditures during the next twelve months in its ordinary course of business to upgrade and maintain its equipment and delivery fleet to support operations. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash investment portion of the expenditures for these projects to exceed $100,000.

                The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender can provide sufficient cash to supplement cash shortfalls, if any, from operations and provide adequate liquidity for its operations for the next twelve months and if necessary to satisfy the 8% Debentures due December 31, 2001 and support the cash requirements of its capital expenditure programs. However, management believes it would be in the Company's best interest to obtain additional financing to satisfy the Debentures rather than rely on working capital. The Company believes such financing will be available to the Company. However, there can be no assurance that such financing will be available on terms satisfactory to the Company.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information



Item 1. Legal Proceedings
        -----------------

                See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 6. Exhibits and Reports on Form8-K
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information



Item 6. Exhibits and Reports on Form8-K (continued)
        ------------------------------

      Exhibit No.                  Description
      ----------                   -----------

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

        10.4 Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.4).

        10.5 Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.5).

             (b)  Reports on Form 8-K
                  -------------------
                  None.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                    By: /s/ Howard L.Ehler,Jr.
                                        ----------------------------------------
                                        Howard L. Ehler, Jr.
                                        Executive Vice President/
                                        Principal Executive Officer



                                    By: /s/ Betty Jean Murchison
                                        ----------------------------------------
                                        Betty Jean Murchison
                                        Principal Accounting Officer/
                                        Assistant Vice President


        August 13, 2001