Form 10-Q
period 2001-09-30
IMPERIAL INDUSTRIES INC
filed 2001-11-14
CIK 49930

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   September 30,2001
                                       ----------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     ----------------    -----------------------

                         Commission file number 1-7190
                                                --------

                            IMPERIAL INDUSTRIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        65-0854631
-------------------------------                       -------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


  1259 Northwest 21st Street, Pompano Beach Florida       33069-4114
  -------------------------------------------------       ----------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:     (954)917-4114
                                                        -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                              -----    -----

     Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 1, 2001: 9,220,434

     Total number of pages contained in this document:  25

                  IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      Index

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000                        3


          Consolidated Statements of Operations
           Nine Months and Three Months Ended
           September 30, 2001 and 2000                                     4


          Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000                 5-6


          Notes to Consolidated Financial Statements                    7-16


          Management's Discussion and Analysis of Results
           of Operations and Financial Condition                       17-22



Part II.  Other Information and Signatures

          Item 1.  Legal Proceedings                                      23


          Item 6.  Exhibits and Reports on Form 8-K                    23-24


          Signatures                                                      25

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           September 30,      December 31,
                                                                               2001              2000
                                                                           ------------       ------------
                                                                           (Unaudited)
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                                $  1,635,000       $  1,853,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $488,000 and $400,000 at September 30, 2001
   and December 31, 2000, respectively)                                       4,735,000          4,866,000
  Inventories                                                                 4,457,000          4,387,000
  Deferred taxes                                                                226,000            377,000
  Other current assets                                                          303,000             78,000
                                                                           ------------       ------------
     Total current assets                                                    11,356,000         11,561,000
                                                                           ------------       ------------
Property, plant and equipment, at cost                                        4,341,000          4,418,000
 Less accumulated depreciation                                               (1,732,000)        (1,444,000)
                                                                           ------------       ------------
     Net property, plant and equipment                                        2,609,000          2,974,000
                                                                           ------------       ------------
Deferred taxes                                                                  589,000            589,000
                                                                           ------------       ------------
Excess cost of investment over net
 assets acquired                                                              1,520,000          1,551,000
                                                                           ------------       ------------
Other assets                                                                    123,000            117,000
                                                                           ------------       ------------
                                                                           $ 16,197,000       $ 16,792,000
                                                                           ============       ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Notes payable                                                            $  4,870,000       $  5,203,000
  Current portion of long-term debt                                           1,583,000          1,636,000
  Accounts payable                                                            2,401,000          2,264,000
  Payable to stockholders                                                        48,000             48,000
  Accrued expenses and other liabilities                                        665,000            803,000
                                                                           ------------       ------------
     Total current liabilities                                                9,567,000          9,954,000
                                                                           ------------       ------------
Long-term debt, less current maturities                                         907,000          1,402,000
                                                                           ------------       ------------
Obligation for appraisal rights                                                 877,000            877,000
                                                                           ------------       ------------
Commitments and contingencies                                                        --                 --
                                                                           ------------       ------------

Stockholders' equity:
 Common stock, $.01 par value at September 30, 2001
  and December 31, 2000; 20,000,000 shares
  authorized; 9,220,434 issued at September 30, 2001
  and 9,205,434 issued at December 31, 2000                                      92,000             92,000
 Additional paid-in-capital                                                  13,920,000         13,915,000
 Accumulated deficit                                                         (9,166,000)        (9,448,000)
                                                                           ------------       ------------
     Total stockholders' equity                                               4,846,000          4,559,000
                                                                           ------------       ------------
                                                                           $ 16,197,000       $ 16,792,000
                                                                           ============       ============

          See accompanying notes to consolidated financial statements

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                  September30,                       September 30,
                                       -------------------------------       -------------------------------
                                           2001               2000               2001               2000
                                       ------------       ------------       ------------       ------------
Net sales                              $ 30,481,000       $ 30,355,000       $  9,556,000       $ 11,028,000

Cost of sales                            20,972,000         20,990,000          6,423,000          7,570,000
                                       ------------       ------------       ------------       ------------

     Gross profit                         9,509,000          9,365,000          3,133,000          3,458,000

Selling, general and
 administrative expenses                  8,531,000          7,892,000          2,772,000          3,160,000
                                       ------------       ------------       ------------       ------------
     Operating income                       978,000          1,473,000            361,000            298,000
                                       ------------       ------------       ------------       ------------
Other income (expense):
   Interest expense                        (646,000)          (560,000)          (197,000)          (244,000)
   Miscellaneous income                     116,000            124,000             64,000             93,000
                                       ------------       ------------       ------------       ------------
                                           (530,000)          (436,000)          (133,000)          (151,000)
                                       ------------       ------------       ------------       ------------

      Income before income taxes            448,000          1,037,000            228,000            147,000

Provision for income taxes                 (166,000)          (363,000)           (89,000)           (52,000)
                                       ------------       ------------       ------------       ------------
Net income                             $    282,000       $    674,000       $    139,000       $     95,000
                                       ============       ============       ============       ============

Basic earnings per common share        $        .03       $        .08       $        .02       $        .01
                                       ============       ============       ============       ============
Weighted average common shares            9,211,941          8,845,215          9,220,434          9,205,434
                                       ============       ============       ============       ============
Diluted earnings per common share      $        .03       $        .07       $        .02       $        .01
                                       ============       ============       ============       ============
Weighted average shares and
 potentially dilutive shares              9,213,138          9,020,433          9,220,434          9,258,980
                                       ============       ============       ============       ============





           See accompanying notes to consolidated financial statement.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                        2001             2000
                                                                    -----------       -----------
                                                                             (Unaudited)
Cash flows from operating activities:
    Net income                                                      $   282,000       $   674,000
                                                                    -----------       -----------
    Adjustments to reconcile net income
    to net cash provided by:
      Depreciation                                                      377,000           311,000
      Amortization                                                       56,000            26,000
      Debt issue discount                                                44,000            44,000
      Provision for doubtful accounts                                   225,000           198,000
      Provision for income taxes                                        151,000           363,000
      Compensation expense - issuance of stock                            5,000            60,000
      Loss (Gain) on disposal of property
       and equipment                                                      3,000            (1,000)

      (Increase) decrease in:
        Accounts receivable                                             (94,000)       (3,198,000)
        Inventory                                                       (70,000)         (290,000)
        Prepaid expenses and other assets                              (256,000)         (367,000)

      Increase (decrease) in:
        Accounts payable                                                137,000         1,569,000
        Accrued expenses and other liabilities                         (138,000)          335,000
                                                                    -----------       -----------
       Total adjustments to net income                                  440,000          (950,000)
                                                                    -----------       -----------
        Net cash provided by (used in)
         operating activities                                           722,000          (276,000)
                                                                    -----------       -----------
Cash flows from investing activities
    Purchase of property, plant and equipment                           (53,000)         (443,000)
    Proceeds from sale of property
     and equipment                                                       38,000            40,000
    Acquistion of businesses                                                 --        (1,981,000)
    Payment on note payable A&R acquisition                            (100,000)         (150,000)
    Proceeds from exercise of warrants                                       --            20,000
                                                                    -----------       -----------
      Net cash used in investing activities                            (115,000)       (2,514,000)
                                                                    -----------       -----------
Cash flows from financing activities
    (Decrease) increase in notes payable-net                           (233,000)        3,352,000
    Proceeds from issuance of long-term debt                              8,000           226,000
    Repayment of long-term debt                                        (600,000)         (328,000)
                                                                    -----------       -----------
     Net cash (used in) provided by financing
      activities                                                       (825,000)        3,250,000
                                                                    -----------       -----------
Net (decrease) increase in cash and
  cash equivalents                                                     (218,000)          460,000
Cash and cash equivalents
 beginning of period                                                  1,853,000         1,119,000
                                                                    -----------       -----------
Cash and cash equivalents end of period                             $ 1,635,000       $ 1,579,000
                                                                    ===========       ===========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) In Cash and Cash Equivalents
                                   -continued-



                                                          Nine Months Ended
                                                            September, 30
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
                                                            (Unaudited)

Supplemental disclosure of cash flow information:

Cash paid during the nine months for:
  Interest                                             $543,000      $428,000
                                                       ========      ========
Non-cash transactions:
  Issuance of 15,000 shares of common
   stock to an employee of the Company                 $  5,000      $     --
                                                       ========      ========
  Issuance of an aggregate of 775,000 shares
   of common stock related to acquisitions
   and to an officer of the Company                    $     --      $490,000
                                                       ========      ========
  Issuance of notes related to the
   acquisitions                                        $     --      $950,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Interim Financial Statements
    ----------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The significant accounting principles used in the preparation of these interim financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  Merger
     ------

          On December 17, 1998, the Company's stockholders approved a plan merging Imperial Industries, Inc. into Imperial Merger Corp., a newly-formed, wholly-owned subsidiary of the Company, (the "Merger"), effective December 31, 1998, (the "Effective Date"). On the Effective Date, Imperial Merger Corp. changed its name to Imperial Industries, Inc., (the "Company").

          At the Effective Date, each share of the Company's $.10 par value common stock outstanding before the Merger was converted into one share of $.01 par value common stock. Also at the Effective Date, 300,121 outstanding shares of preferred stock, with a carrying value of $3,001,000 were retired and $4,292,000 of accrued dividends on such shares were eliminated.

          In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of September 30, 2001 to former preferred stockholders who had submitted their preferred stock to the Company for the merger consideration. In addition, the Company issued $985,000 face value of 8% subordinated debentures with a fair value of $808,000 (the "Debentures"), and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date.

          Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to such preferred stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court in April 1999 to determine the fair value of their shares

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(2) Merger (continued)
    ------

    at the Effective Date, exclusive of any element of value attributable to the Merger. In the event that a Dissenting Shareholder did not perfect his appraisal rights, each share would be entitled to receive $2.25 in cash, an $8.00 subordinated debenture and five shares of common stock. Based on these facts, and a valuation prepared by an independent financial advisor in connection with the Merger, the Company recorded $877,000 in the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000, as an estimate for the obligation for appraisal rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. Based on advice of counsel the Company does not expect that there will be a final judicial determination requiring the Company to make payment to Dissenting Shareholders' prior to September 30, 2002. Accordingly, the obligation is classified as long-term debt.

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

    (c)   Income Tax Policy
          -----------------

          The Company utilizes the liability method for determining its income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against assets that are not likely to be realized.

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

    (d)   Cash and cash equivalents
          -------------------------

          The Company has defined cash and cash equivalents as those highly liquid investments with a maturity of three months or less, when purchased. Included in cash and cash equivalents at September 30, 2001 and December 31, 2000 are short term time deposits of $291,000 and $285,000, respectively.

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

    (f)   Accounting estimates
          ---------------------

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

    (h)   Segment Reporting
          -----------------

          The Company has adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. For the nine month periods ended September 30, 2001 and 2000, the Company has determined that it operates in a single operating segment.

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

          In June 2001, SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets" was adopted by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently analyzing the effect the adoption of these standards will have on its consolidated financial statements.

          In October 2001, the Financial Accounting Standards Board issued "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company is required to adopt no later than January 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a material effect on its consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(4) Inventories
    -----------

          At September 30, 2001 and December 31, 2000 inventories consist of:

                                        September 30,     December 31,
                                            2001             2000
                                        ----------        ----------
            Raw materials               $  524,000        $  562,000
            Finished goods               3,654,000         3,560,000
            Packaging materials            279,000           265,000
                                        ----------        ----------
                                        $4,457,000        $4,387,000
                                        ==========        ==========


 (5) Notes Payable
     -------------

          At September 30, 2001, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries.

          The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (6.50% at September 30, 2001), expires June 19, 2002, and is subject to annual renewal. At September 30, 2001, the line of credit limit available for borrowing based on eligible receivables and inventory was $5,270,000, of which $4,870,000 had been borrowed. The average amounts outstanding for the nine month periods ended September 30, 2001 and 2000 were $5,046,000, and $3,088,000, respectively.

(6) Long-Term Debt and Current Installments of Long-Term Debt
    ---------------------------------------------------------

          Included in long-term debt at September 30, 2001, are three mortgage loans, collateralized by real property, in the aggregate amount of $499,000, less current installments aggregating $56,000.

          In connection with the Merger, the Company issued Debentures with a face amount value of $985,000. Each $8.00 Debenture was discounted to a value of $6.56 at December 31, 1998 using an effective interest rate of 16%. The aggregate carrying value of the Debentures at September 30, 2001 is $970,000. The Debentures are general, unsecured obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures are subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. Interest is payable annually on July 1 of each year with the principal balance due and payable December 31, 2001.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(6) Long-Term Debt and Current Installments of Long-Term Debt (continued)
    ---------------------------------------------------------

    September 30, 2001, aggregate notes of $216,000 were classified as long-term debt, and $325,000 were classified as current portion of long-term debt.

          Other long-term debt in the aggregate amount of $480,000, less current installments of $232,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 8.75% to 15.39%.


(7) Income Taxes
    ------------

          At September 30, 2001, the deferred tax asset of $815,000 represents the tax effect of net operating loss carryforwards of $2,313,000. The operating loss carryforwards expire in varying amounts through 2009.

          In the nine months ended September 30, 2001 and 2000, the Company recognized income tax expense of $166,000 and $363,000, respectively.


(8) Capital Stock
    -------------
     (a)  Common Stock

          At September 30, 2001, the Company had outstanding 9,220,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8) Capital Stock (continued)
    -------------

    (b)   Preferred Stock
          ---------------

          The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At September 30, 2001 and December 31, 2000, there were no shares of preferred stock outstanding.

    (c)   Warrants
          --------

          At September 30, 2001, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

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

          At September 30, 2001, options to purchase 280,000 shares of common stock (the "options") were outstanding. The options have an average exercise price of $.49, a weighted average remaining life of 3.7 years and are fully vested.

          As of September 30, 2001, options for 520,000 shares were available for future grants under the 1999 Plans. During 2001 options to purchase 65,000 shares of common stock under the Employee Plan with an exercise price of $.24 per share were granted.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(9) Earnings Per Common Share
    -------------------------

          The following is a reconciliation of the numerator and denominator of the basic and diluted per share computation (in thousands, except per share data):

                                              Nine Months Ended      Three Months Ended
                                                 September 30,           September30,
                                               2001        2000        2001        2000
                                              ------      ------      ------      ------
    BASIC:
     Net income                               $  282      $  674      $  139      $   95
     Average common shares outstanding         9,212       8,845       9,220       9,205
     Basic per share amount                   $  .03      $  .08      $  .02      $  .01

    DILUTED:
     Net income                               $  282      $  674      $  139      $   95
      Average common shares outstanding        9,212       8,845       9,220       9,205
      Dilutive effect of outstanding
       options and warrants                        1         175           0          54
     Average shares outstanding assuming
      dilution                                 9,213       9,020       9,220       9,259
     Diluted per share amount                 $  .03      $  .07      $  .02      $  .01


(10) Commitments and Contingencies
     -----------------------------

      (a) Contingencies

          As of November 1, 2001, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 24 lawsuits pending in various Southeastern states, by homeowners, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single family residences. The Company's insurance carriers have accepted coverage for 23 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other 1 lawsuit. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

     (a)  Contingencies (continued)

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

    (b)   Lease Commitments

          At September 30, 2001, certain property, plant and equipment were leased by the Company under long-term leases. The Company pays aggregate annual rent of approximately $1,110,000 for its current operating leases. The leases expire at various dates ranging from June 30, 2002 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended.


(11)  Litigation Settlement
      ---------------------

          During the third quarter of 2001, the Company settled outstanding litigation against a former vendor. The settlement resulted in $61,000 of operating income for the quarter ended September 30, 2001 and $31,000 of operating expense for the nine months ended September 30, 2001.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-



(12)  Events Subsequent to September 30, 2001
      ---------------------------------------

          In November 2001, the Company completed a refinancing of two mortgage loans with a commercial bank. The borrowings provided net proceeds to the Company of approximately $420,000 with interest equal to prime rate plus 1% and will be used for working capital and payment of debentures due December 31, 2001. The loans are payable in monthly installments totaling approximately $4,700 with final balloon payments due October 2004.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition
        -----------------------

        General

            The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the past several years, the duration of recent general economic conditions, in the United States as well as the magnitude of the impact the September 11, 2001 terrorist attacks may have on general economic conditions in the future as it relates to the construction industry cannot be predicted.

            This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the outcome of litigation; the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; and availability of qualified personnel; labor and employee benefit costs.

        Results of Operations
        ---------------------

        Nine Months and Three Months Ended September 30, 2001 Compared to 2000
        ----------------------------------------------------------------------

            Net sales for the nine months ended September 30, 2001 increased $126,000, or approximately 0.4%, compared to the same period in 2000. The increase in sales in 2001 was derived from the sales of building materials generated by distributors acquired at various times during the first six months of 2000. Results from

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition (continued)
        -------------------

        these acquired distributors were only included from the dates of their respective acquisitions through September 30, 2000. These sales primarily consisted of building materials purchased from other manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products. Net sales for the three months ended September 30, 2001 decreased $1,472,000 or approximately 13.3% compared to the third quarter of 2000. Reduced market prices for gypsum wallboard, a major product line of the Company's distribution operations, closure of certain under-performing distribution operations and elimination of installation services during the first six months of 2001 and reduced demand for certain of the Company's manufactured products, accounted for the sales decline in the third quarter of 2001 compared to the same period in 2000.

            Gross profit as a percentage of net sales for the nine months and three months ended September 30, 2001 was approximately 31.2% and 32.8% compared to 30.9% and 31.4% for the same periods in 2000. The increase in gross profit margins in the third quarter of 2001 compared to 2000 was principally due to improved gross profit margins realized by the Company's distribution operations.

            In the first nine months of 2001, the aggregate gross profits derived by the Company's acquired distribution facilities were adversely affected by competitive conditions in the Company's distribution markets, primarily the sale of gypsum products manufactured by other companies. Market prices for gypsum wallboard is believed to be approximately 30% lower in the third quarter of 2001 compared to the average prices realized for the same period in 2000. The decrease appears to be the result of excess supply and increased competition among the gypsum wallboard manufacturers. However, the trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of the year, began to rebound from historically low levels during the third quarter period ended September 30, 2001. During the third quarter certain manufacturers reduced production of gypsum wallboard and a seasonally strong demand for gypsum wallboard resulted in increased gypsum prices in the third quarter, although at still significantly reduced prices from historical levels. The Company is unable to determine if such increased prices will be maintained for the fourth quarter and beyond.

            The results of operations of the Company's distribution operations had a negative impact on the Company's consolidated results in the first nine months of 2001 due in large part to reduced gross profits caused by lower gypsum wallboard prices and poor operating results at certain under-performing distribution facilities. In the nine months and third quarter of 2001, the Company's distribution operations realized sales of $21,399,000 and

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition (continued)
        -------------------

        $6,641,000, respectively, and incurred operating losses of $231,000 and $108,000 before any charges of corporate overhead, compared to sales of $20,966,000 and $7,990,000 and operating income of $285,000 and $58,000 during the same periods in 2000.

            Efforts are being made to increase sales and gross profits of distribution operations by focusing primarily on attaining increased sales of the Company's manufactured products through the Company's acquired distribution facilities, broadening the product line of the Company's existing distribution facilities in selected markets and decreasing reliance on sales of gypsum products in certain distribution locations.

            Selling, general and administrative expenses as a percentage of net sales for the nine months and third quarter of 2001 were approximately 28.0% and 29.0% compared to 26.0% and 28.6% in 2000. The most significant reason for the increase in selling, general and administrative expenses as a percentage of sales in the 2001 periods was the decline in gypsum wallboard prices and reduced sales arising from the recent closure of under-performing distribution facilities in 2001. Selling, general and administrative expenses increased $639,000 or approximately 8.1% for the nine months ended September 30, 2001, compared to the same period in 2000. The increase in expenses was primarily due to additional operating costs related to the distributors acquired at various times during 2000. The operating results of certain of the acquired distributors were not included for the entire nine month period ended September 30, 2000. Selling, general and administrative expenses decreased $388,000 or approximately 12.3% in the third quarter of 2001 compared to the same three month period in 2000, primarily a result of closing certain under-performing operations and other cost cutting initiatives. During the third quarter of 2001, the Company settled outstanding litigation against a former vendor. The settlement resulted in $31,000 of operating expense for the nine months ended September 30, 2001 and $61,000 operating income for the third quarter of 2001.

            Actions have been taken to improve operating performance in the Company's distribution operations through: (i) a reduction in personnel in certain locations; (ii) closure of under-performing distribution locations in Hattiesburg and Picayune Mississippi; (iii) elimination of installation services for certain product lines at two locations; and
        (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. The operations associated with the two closed distribution locations and elimination of installed services accounted for operating losses for the nine months and three months ended September 30, 2001 of $274,000 and $85,000, respectively.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition (continued)
        -------------------

            Interest expense increased $86,000 in the first nine months of 2001 or approximately 15.4% compared to the same period in 2000. The increase in interest expense in the first nine months of 2001 was primarily due to additional borrowing related to the purchase and operation of the acquired distributors. Interest expense decreased $47,000, or 19.3% in the third quarter of 2001, compared to the same quarter in 2000 due to lower interest rates and reduced borrowings under the Company's line of credit because of lower working capital requirements associated with reduction in sales.

            In the nine months and three months ended September 30, 2001 the Company recognized income tax expenses of $166,000 and $89,000, compared to $363,000 and $52,000 for the same periods in 2000.

            As a result of the above factors, the Company derived net income of $282,000 and $139,000 or $.03 and $.02 per fully diluted share for the nine months and third quarter of 2001, respectively, compared to net income of $674,000 and $95,000 or $.07 and $.01 per share, respectively, for 2000.


        Liquidity and Capital Resources
        -------------------------------

            At September 30, 2001, the Company had working capital of approximately $1,789,000 compared to working capital of $1,607,000 at December 31, 2000. As of September 30, 2001, the Company had cash and cash equivalents of $1,635,000.

            The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2002, subject to annual renewal. The Company's subsidiaries borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 2001, $4,870,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowings, (including the amount outstanding of $4,870,000) of approximately $5,270,000 at September 30, 2001.

            Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida, Georgia and Mississippi who have purchased products on an unsecured open account basis directly from the Company's manufacturing subsidiaries and through Company owned

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition (continued)
        -----------------------

        warehouse distribution outlets. As of September 30, 2001 the Company owned and operated eleven distribution outlets. Accounts receivable, net of allowance, at September 30, 2001 was $4,735,000 compared to $4,866,000 at December 31, 2000. The decrease in receivables of $131,000, or approximately 2.7% was primarily a result of lower sales in the third quarter of 2001 compared to 2000.

            As a result of the consummation of the Merger, among other things the Company agreed to pay $733,000 in cash to former preferred shareholders. At September 30, 2001, the Company had paid $685,000 of such cash amount. Amounts payable to such shareholders at September 30, 2001 results from their non-compliance with the conditions for payment to date.

            Holders representing 81,100 preferred shares have elected dissenters' rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court in April 1999. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law.

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

            The Company presently is focusing its efforts on the completion of the integration and consolidation of the acquired distribution operations into the Company, reducing costs and expenses and improving working capital. The Company expects to incur a limited amount of capital expenditures during the next twelve months in its ordinary course of business to upgrade and maintain its equipment to support operations. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash investment portion of the expenditures for these projects to exceed $100,000.

            In November 2001, the Company completed a refinancing of two mortgage loans with a commercial bank yielding net proceeds of approximately $420,000. In addition, the Company has obtained a terms sheet from an equipment lender for additional financing of $268,000. The Company expects to complete this financing by the end of November 2001.

            The Company believes its cash on hand, new borrowing arrangements and maintenance of its lines of credit with its commercial lender will provide sufficient cash for its operations, to meet its current obligations, including the 8% Debentures due December 31, 2001 and to support the cash requirements of its capital expenditure projects.

            The ability of the Company to maintain and improve its long- term liquidity is dependent on the Company's ability to successfully maintain and improve profitable operations and resolve litigation on terms favorable to the Company.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information


Item 1. Legal Proceedings
        -----------------

            See notes to Consolidated Financial Statements, Note 10(a), set forth in Part I Financial Information.

Item 6. Exhibits andReports onForm 8-K
        ------------------------------

 Exhibit No.                          Description
------------                          -----------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information



 Item 6.      Exhibitsand Reportson Form8-K (continued)


 Exhibit No.                         Description
------------                         ------------

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

          (b)  Reportson Form 8-K
               ------------------

                 None.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMPERIAL INDUSTRIES, INC.

                                   By: /S/ Howard L.Ehler, Jr.
                                       ------------------------------------
                                       Howard L. Ehler, Jr.
                                       Executive Vice President/
                                       Principal Executive Officer



                                   By: /S/ Betty JeanMurchison
                                       ------------------------------------
                                       Betty Jean Murchison
                                       Chief Accounting Officer/
                                       Assistant Vice President


November 14, 2001
~