Form 10-K
period 2001-12-31
IMPERIAL INDUSTRIES INC
filed 2002-04-01
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 2001
                                        OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number 1-7190
-----------------------------

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

     Registrant's telephone number, including area code:   (954)y917-4114

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.01 par value) on March 22, 2002 is: $1,140,300

      Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 22, 2002: 9,220,434

                                       PART I

Item 1.   Business
          --------

               Imperial Industries, Inc., (the "Company") is a Delaware corporation which through its predecessor corporation has been in existence since 1968. The Company's executive offices are located at 1259 Northwest 21st Street, Pompano Beach, Florida 33069 and the telephone number at such offices is (954) 917-4114.

          Merger
          ------

               In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998, (the "Merger").

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

               In accordance with the Merger, the Company issued $984,960 of 8% Subordinated Debentures, 1,574,610 shares of common stock and paid $732,550 in cash to the former preferred shareholders who did not elect dissenters' rights. The Company does not know the amount which would be payable to dissenting holders who ultimately perfect their dissenters rights. The Debentures were retired in 2001. For a more complete description of the Merger, see Note (1) of Notes to Consolidated Financial statements.

          General
          -------

               The Company, through its subsidiaries, is engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia, and Alabama and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. The Company presently has eleven distribution outlets through which it markets certain of its manufactured products and other purchased products directly to developers, builders, contractors, and sub-contractors.

               The Company's business is directly related to the level of activity in the new and renovation construction market in the

          --------------------

          General (continued)
          -------------------

          Southeast United States. The Company's products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to these states. When economic conditions reduce migration, demand for new construction decreases. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of funds and local government growth management policies. The Company's operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

                    The Company manufactures products through its wholly owned subsidiaries, Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"). The Company distributes products through its wholly owned subsidiary, Just-Rite Supply, Inc. ("Just-Rite"). The manufacturing operations primarily produce and distribute stucco, roof tile mortar and plaster products, while the distribution operations expand the Company's product line by distributing gypsum, roofing and insulation products, as well as products manufactured by the Company.

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

               Premix accounted for approximately 22%, 23% and 39% of the Company's consolidated annual revenues in the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

               The Company is a party to a licensing agreement with an unaffiliated company to exclusively manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries.

          --------------------

          Premix (continued)
          ------------------

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

               For the fiscal years ended December 31, 2001, 2000 and 1999, Acrocrete's sales accounted for approximately 22%, 21% and 61%, respectively, of the Company's consolidated annual revenues. Prior to January 1, 2000, the Company's distribution operations were operated through Acrocrete.

          Just-Rite
          ---------

               In January 2000, the Company established Just-Rite to own and operate its five wholesale distribution outlets formerly owned and operated by Acrocrete. During the first five months of 2000, Just-Rite acquired nine building material distribution outlets to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as

          --------------------

          Just-Rite (continued)
          ---------------------

          installation services beyond those supported by the Company's manufacturing operation. Management believes the acquired distribution outlets position the Company to gain a greater market share for its manufactured products through more direct sales to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to its existing product lines. In 2001, the Company closed three distribution outlets and eliminated installation services being provided at two other distribution outlets related to the acquired operations.

               For the fiscal year ended December 31, 2001 and 2000, Just-Rite's sales, excluding the sale of Premix and Acrocrete products, accounted for approximately 56% and 56% of the Company's consolidated annual revenues.

          Acquisition Opportunities and Present Status
          --------------------------------------------

               The Company believes the gypsum, roofing and stucco building products distribution industries are fragmented and have the potential for consolidation in response to the competitive disadvantages faced by smaller distributors. Management believes that these industries are characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability, as well as competitive pricing and breadth of product line to their customers. The competitive environment for these distributors, in combination with the desire for owners of certain of these distributors to gain liquidity, provides an opportunity for expansion through acquisition. The Company believes that opportunities exist for a company which has the ability to source and distribute products effectively to serve the building materials industry and to effect cost savings through economies of scale which can be applied to companies that may be acquired in these industries.

               The Company's primary focus in 2001 was to complete the integration of the distribution outlets acquired in 2000 with its existing operations and to attempt to effect cost savings in the consolidation of the acquired operations. The Company has taken action to improve operating performance in the Company's distribution operations through: (i) an approximate 32% reduction in workforce of 68 employees in 2001; (ii) closure of under-performing distribution locations in Hattiesburg, Picayune and Pascagoula, Mississippi; (iii) elimination of installation services at two locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. While it currently will emphasize internal growth through gains in productivity of operations, the Company believes there exists a number of possible acquisition candidates. The Company presently is not

          --------------------

          Acquisition Opportunities and Present Status (continued)

          seeking any acquisitions. Accordingly, it does not have any binding understanding, agreement or commitment regarding any potential acquisition. The Company may pursue acquisitions in the future if such acquisitions will enhance Company operations.

          Suppliers
          ---------

               Premix's raw materials and products are purchased from approximately 21 suppliers. While five suppliers account for approximately 64% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

               Acrocrete's raw materials are purchased from approximately 16 other suppliers, of which five account for approximately 67% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

               The Company's Just-Rite distribution outlets sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 25% and 26% of Just-Rite purchases in 2001 and 2000. However, there are other buying organizations in which the Company believes it can obtain product at the same or similar prices.

          Marketing and Sales

               The Company's marketing and sales strategy is to create a profit center for the products it manufactures, as well as enlarging its product offerings to include certain complementary products and other building materials manufactured by other companies. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets is targeted at both the end user of the Company's products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end user, and in some instances, to retail customers.

               While the Company's manufactured sales have been typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the

          --------------------

          Marketing and Sales (continued)
          -------------------------------

          Company's manufactured products. No one distributor has accounted for 10% or more of total sales during the past three years. The Company believes the loss of any one distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's manufactured products generally cause the user to seek a distributor who carries the Company's products. The Company markets its products to distributors through Company salesmen located in the Southeastern United States who promote both Premix and Acrocrete products. However, direct sales of manufactured products and other building materials to end users through Just-Rite accounted for approximately 70% of total revenues in 2001.

               In 1994, the Company opened a distribution outlet in Savannah, Georgia to sell its Acrocrete products directly to the end user. The Company's products and certain complementary products manufactured by other companies were inventoried and sold from a leased warehouse distribution facility.

               In February 1998, the Company acquired a facility in Tampa, Florida that was engaged primarily in the distribution of landscape stone products. The Company utilized this distribution facility to gain market share for the sale of its products on the West Coast of Florida. The Company subsequently opened a distribution facility in the third quarter of 1998 in Dallas, Georgia, and one in Gadsden, Alabama in April 1999, which was subsequently moved to Rainbow City, Alabama in 2000. In January 2000, the Company acquired three additional outlets, one in Foley, Alabama, one in Pensacola, Florida and one in Destin, Florida. In March 2000 and April 2000, the Company acquired additional distribution outlets in Panama City Beach and Tallahassee, Florida. In May 2000 the Company acquired three distribution outlets located in Gulfport, Pascagoula and Hattiesburg, Mississippi. In October, 2000, the Company opened a new distribution outlet in Picayune, Mississippi. In 2001, the Company closed distribution outlets in Hattiesburg, Picayune and Pascagoula, Mississippi due to under-performance and competitive conditions in their local markets. The Company currently has eleven (11) distribution outlets in Florida, Georgia, Mississippi and Alabama.

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

          Environmental Matters
          ---------------------

               The Company is subject to various federal, state and local environmental laws and regulations in the normal course of its business. Although the Company believes that its manufacturing, handling, using, selling and disposing of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company's operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 2002 to comply with existing laws and regulations are also not expected to have a material effect on the Company's financial position, results of operations or liquidity.

          Employees
          ---------

               The Company and its subsidiaries had 142 full time employees as of December 31, 2001. The Company considers its employee relations to be satisfactory. The Company's employees are not subject to any collective bargaining agreement.

Item 2.    Properties
           ----------

               The Company and its subsidiaries maintain a total of 14 facilities in Florida, Georgia, Mississippi and Alabama. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:

                                      Approximate  Owned/
                   Location           Sq. Footage  Leased   Company
                   --------           -----------  ------   -------
                Pompano Beach, Fl.       19,600    Leased   Premix
                Winter Springs, Fl.      26,000    Owned    Premix
                Kennesaw, Ga.            20,400    Leased   Acrocrete
                Tampa, Fl.                8,470    Owned    Just-Rite
                Jacksonville, Fl.        11,400    Leased   Just-Rite
                Norcross, Ga.            12,200    Leased   Just-Rite
                Dallas, Ga.               6,400    Leased   Just-Rite
                Rainbow City, Al.        10,000    Leased   Just-Rite
                Pensacola, Fl.           15,250    Owned    Just-Rite
                Destin, Fl.               7,680    Leased   Just-Rite
                Foley, Al.                9,000    Leased   Just-Rite
                Panama City Beach, Fl.    9,540    Leased   Just-Rite
                Tallahassee, Fl          17,500    Leased   Just-Rite
                Gulfport, Ms.            28,800    Leased   Just-Rite

               The Just-Rite distribution outlets typically consist of a warehouse building and supply yard for the inventory and sale of products directly to the end user.

               Except for the facilities in Tallahassee, Panama City Beach, and Gulfport, all leased properties are leased from unaffiliated third parties. The Tallahassee and Panama City Beach facilities are leased from the former owners of Tallahassee Gypsum Dealers, Inc, and Panhandle Drywall Supply, Inc., who sold their business interest to Just-Rite in March 2000 and April 2000 and are currently employees of the Company. The Gulfport locations are leased from an entity owned by the former owners of A&R Supply, Inc. and A&R Supply of Mississippi, Inc., who sold their businesses to Just-Rite, one of whom remains as a vice president and general manager of Just-Rite. The Pascagoula facility is leased from an entity solely-owned by the former owner of A&R Supply of Mississippi, Inc. The Pascagoula facility has been closed and sublet.

               Management believes that the Company's facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.    Legal Proceedings
           -----------------

               As of March 22, 2002, the Company's subsidiary Acrocrete and other parties are defendants in 25 lawsuits pending in various Southeastern states, by homeowners/homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 23 of these claims and are providing a defense. The Company expects its insurance carriers to accept coverage for the other 2 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

               Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

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

Item 4.     Submission of Matters to a Vote of Security Holders

               The Company held its 2001 annual meeting of shareholders on November 14, 2001, (the "Annual Meeting").

               (a) At the Annual Meeting, the Company's shareholders voted on the election of Class III directors as follows:

               Two Class III directors were elected at the Annual Meeting with the votes as indicated below:

                                                For             Withhold
                                                ---             --------
                  S. Daniel Ponce            5,948,471          480,201
                  Lisa M. Brock              5,944,771          483,901

               (b) A proposal to amend the Company's Certificate of Incorporation in order to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 was approved by the Company's shareholders at the Annual Meeting by the following vote:

                           For:                       5,574,384
                           Against:                     824,626
                           Abstain:                      29,662
                           Not Voted:                 2,791,762

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
         -----------------------------------------------------

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

                            Fiscal, 2000       High          Low
                            ------------       ----          ---

                            First Quarter      $.86          $.54
                            Second Quarter      .70           .58
                            Third Quarter       .71           .51
                            Fourth Quarter      .44           .35

                            Fiscal, 2001       High          Low
                            ------------       ----          ---

                            First Quarter      $.43          $.28
                            Second Quarter      .39           .26
                            Third Quarter       .29           .14
                            Fourth Quarter      .21           .17


               The Company has not paid any cash dividends on its Common Stock since 1980 and does not anticipate paying any in the foreseeable future.

               On March 22, 2002, the Common Stock was held by 1,875 stockholders of record.

               As of March 22, 2002, the closing bid and asked prices of the Common Stock was $.15 and $.19, respectively.

Item 6.   Selected Financial Data
          -----------------------

               The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 2001:

Statements of Operations Data                                  Year Ended December 31,
-----------------------------                                  -----------------------
                                           2001(2)       2000(2)        1999          1998          1997
                                           -------       -------        ----          ----          ----

Net sales                                 $ 39,514      $ 40,730      $ 22,604      $ 18,739      $ 15,774
                                          --------      --------      --------      --------      --------
Cost of sales                               27,254        28,218        15,198        12,823        10,867
                                          --------      --------      --------      --------      --------
Selling, general and administrative
 expenses                                   11,367        10,985         5,932         4,645         3,740
                                          --------      --------      --------      --------      --------
Interest expense                              (825)         (806)         (475)         (272)         (329)
                                          --------      --------      --------      --------      --------
Merger costs                                  --            --            --            (456)         --
                                          --------      --------      --------      --------      --------
Goodwill impairment charge                    (238)         --            --            --            --
                                          --------      --------      --------      --------      --------
Miscellaneous income, net                       77           199            34         1,218            54
                                          --------      --------      --------      --------      --------
(Loss) income before income taxes              (93)          920         1,033         1,761           892
                                          --------      --------      --------      --------      --------
Income tax (expense) benefit, net             (128)         (386)          187           296           753
                                          --------      --------      --------      --------      --------
Net (loss) income                             (221)          534         1,220         2,057         1,645
                                          --------      --------      --------      --------      --------
Less:  dividends on redeemable
  preferred stock                             --            --            --            (248)         (330)
                                          --------      --------      --------      --------      --------
Less:  net charge for elimination
  of preferred stock                          --            --            --            (975)         --
                                          --------      --------      --------      --------      --------
Net (loss) income applicable to
  common stockholders                     $   (221)     $    534      $  1,220      $    834      $  1,315
                                          --------      --------      --------      --------      --------
Net (loss) income per share
  applicable to common stockholders
     Basic                                $   (.02)     $    .06      $    .15      $    .13      $    .22
                                          --------      --------      --------      --------      --------
     Diluted                              $   (.02)     $    .06      $    .15      $    .12      $    .21
                                          --------      --------      --------      --------      --------
Number of shares used in computation
 of (loss) income per share:  Basic          9,214         8,936         8,199         6,566         6,009
                                          --------      --------      --------      --------      --------
                              Diluted        9,214         9,070         8,390         6,715         6,267
                                          --------      --------      --------      --------      --------

Balance Sheets Data                                      As of December 31,
-------------------                                      ------------------
                                       2001(2)     2000(2)      1999        1998       1997
                                       -------     -------      ----        ----       ----

Working capital                       $ 2,480     $ 1,607     $ 3,447     $ 2,439     $ 1,995
                                      -------     -------     -------     -------     -------
Total assets                          $14,591     $16,792     $ 8,768     $ 7,561     $ 5,128
                                      -------     -------     -------     -------     -------
Long-term debt,
 less current maturities              $ 1,440     $ 1,402     $ 1,328     $ 1,316     $   819
                                      -------     -------     -------     -------     -------
Obligation for appraisal rights       $   877     $   877     $   877     $   877     $  --
                                      -------     -------     -------     -------     -------
Redeemable preferred stock            $  --       $  --       $  --       $  --       $ 3,001
                                      -------     -------     -------     -------     -------
Preferred dividends in arrears(1)     $  --       $  --       $  --       $  --       $ 4,044
                                      -------     -------     -------     -------     -------
Common stock and other
  stockholders' equity (deficit)      $ 4,343     $ 4,559     $ 3,514     $ 2,281     $(4,441)
                                      -------     -------     -------     -------     -------

Current ratio                        1.3 to 1    1.2 to 1    2.1 to 1    1.8 to 1    2.2 to 1
                                     --------    --------    --------    --------    --------

     (1) No cash dividends were paid on the cumulative redeemable preferred stock since 1985. The preferred stock and all accumulated accrued unpaid dividends were eliminated at December 31, 1998, upon the effective date of the Merger.

          -----------------------------------

     (2) Four acquisition transactions were consummated during 2000 which significantly impacted the Balance Sheets and Statements of (See Note 14 in the accompanying financial statements.)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

          General
          -------

               The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of its effect on the construction industry are uncertain and cannot be predicted.

          Special Note R egarding Forward-Looking Statements
          --------------------------------------------------

               This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the outcome of litigation; the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; availability of qualified personnel; and labor and employee benefit costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Critical Accounting Policies
          ----------------------------

               We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions (see Note 2 to the consolidated financial statements). Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe that the following critical accounting policies involve a higher degree of judgement and complexity:

          Revenue Recognition and Related Expenses
          ----------------------------------------

               The Company primarily recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

               Provisions for the estimated costs for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, which may effect customers' ability to pay. As a result, significant judgement is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts.

          Inventory Valuation
          -------------------

               The Company values inventories at the lower of cost or market using the first-in, first-out (FIFO) method. The Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Inventory Valuation (continued)
          -------------------------------

          adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

          Asset Impairment
          ----------------

               Our review of long-lived assets and goodwill requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk.

               The determination of fair value includes numerous uncertainties. For example, in determining fair value of goodwill utilizing discounted forecasted cash flows, significant judgments are made concerning future purchased and manufactured goods sale prices, operating, selling and administrative costs, interest and discount rates, technological changes, consumer demand, governmental regulations and the effects of competition. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and goodwill have been impaired, however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material non-cash impairment charge.

          Income Taxes
          ------------

               The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company's Consolidated Financial Statements and the amounts included in the Company's federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Income Taxes (continued)
          ------------------------

          operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. Our forecasted profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors, including those noted under "Special Note Regarding Forward-Looking Statements" and "Market Risks".

          Results of Operations
          ---------------------

          Year Ended December 31, 2001 Compared to 2000
          ---------------------------------------------

               Net sales in 2001 decreased $1,216,000 or approximately 3.0% compared to 2000. Reduced market prices for gypsum wallboard, a major product line of the Company's distribution operations, closure of certain under-performing distribution operations, elimination of installation services at certain locations and reduced demand for certain of the Company's manufactured products, accounted for the sales decline in 2001 compared to 2000.

               Gross profit as a percentage of net sales for 2001 was approximately 31.0% compared to 30.7% in 2000. The increase in gross profit margins was principally due to a slight improvement in gross profit margins realized by the Company's distribution operations. Although, the Company realized an increase in gross profit margins, the severe industry price declines in gypsum wallboard products was a primary factor in the total gross profits decrease from 2000 to 2001.

               In 2001, the aggregate gross profits derived by the Company's acquired distribution facilities were adversely affected by competitive conditions in the Company's distribution markets, primarily the sale of gypsum products manufactured by other companies. Market prices for gypsum wallboard were substantially lower in 2001 compared to the average prices realized in 2000. The decrease appeared to be the result of excess supply and increased competition among the gypsum wallboard manufacturers. However, the trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Year Ended December 31, 2001 Compared to 2000 (continued)
          ---------------------------------------------------------

          six months of 2001, began to rebound from historically low levels during the third quarter ended September 30, 2001. During the third quarter, certain manufacturers reduced production of gypsum wallboard and a seasonally strong demand for gypsum wallboard resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels. The Company is unable to determine if such increased prices will be maintained or trend higher in 2002. However, additional price increases for gypsum wallboard have been announced for March 2002.

               The results of operations of the Company's distribution operations had a negative impact on the Company's consolidated results in 2001 due in large part to reduced gross profits caused by lower gypsum wallboard prices and poor operating results at certain under-performing distribution facilities, including those facilities which were closed in 2001. In 2001, the Company's distribution operations realized sales of $27,597,000 and incurred an operating loss of $639,000 before any charges of corporate overhead and write-off of goodwill impairment charges, compared to sales of $28,464,000 and an operating profit of $171,000 in 2000. In addition, the Company incurred a $238,000 impairment charge to goodwill as a result of the under-performance of certain acquired distribution operations subsequent to the date of their acquisition.

               Efforts are being made to increase sales and gross profits of distribution operations by focusing primarily on attaining increased sales of the Company's manufactured products through the Company's acquired distribution facilities and its manufacturing facilities, broadening the product line of the Company's existing distribution facilities in selected markets and decreasing reliance on sales of gypsum products in certain distribution locations.

               Selling, general and administrative expenses as a percentage of net sales for 2001 were approximately 28.8% compared to 27.0% in 2000. The most significant reason for the increase in selling, general and administrative expenses as a percentage of sales in the year 2001 was the decrease in revenue resulting from the decline in gypsum wallboard prices and the recent closure of under-performing distribution facilities in 2001. Selling, general and administrative expenses increased $382,000 or approximately 3.5% in 2001, compared to 2000. The increase in expenses was primarily due to additional operating costs, including an increase in provision for bad debt expense of $92,000, primarily related to the distributors acquired at various times during 2000. In addition, the operating results of certain of the acquired distributors were not included for the entire twelve month period in 2000 due to the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Year Ended December 31, 2001 Compared to 2000 (continued)
          ---------------------------------------------------------

          timing of their respective acquisitions.

               The Company has taken action to improve operating performance in the Company's distribution operations through: (i) an approximate 32% reduction in workforce of 68 employees in 2001; (ii) closure of under-performing distribution locations in Hattiesburg, Picayune and Pascagoula, Mississippi; (iii) elimination of installation services at two locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. The operations associated with the three closed distribution locations and eliminated installation services accounted for aggregate operating losses for 2001 and 2000 of approximately, $474,000 and $96,000 respectively. Additional charges attributed to the closed operations, including expenses arising from the sale of vehicles and closing of a leased facility, increased total losses associated with the closed operations in 2001 to approximately $592,000.

               The Company had operating income of $655,000 in 2001 as compared to operating income of $1,527,000 in 2000. Due to the closing of certain acquired distribution facilities and the underperformance of another, the Company recorded a $238,000 impairment of goodwill in 2001. There was no corresponding charge against operating income in 2000.

               Interest expense increased $19,000 in 2001 or approximately 2.4% compared to 2000. The increase in interest expense in 2001 was primarily due to additional borrowings related to the purchase and operation of the acquired distributors for a full year period in 2001, compared to 2000, offset by lower borrowing rates.

               In the year ended 2001 the Company recognized income tax expense of $128,000, compared to $386,000 for 2000. Deferred income tax expense in 2001 is the result of the expiration of unused net operating loss carryforwards in 2001.

               As a result of the above factors, the Company incurred a net loss of $221,000 or $.02 per fully diluted share for 2001, compared to net income of $534,000 or $.06 per share for 2000.

          Year Ended December 31, 2000 Compared to 1999
          ---------------------------------------------

               Net sales in 2000 increased $18,126,000, or approximately 80.2% compared to 1999. The increase in sales was derived from the sale of building materials generated by distributors acquired at various dates during the first five months of 2000. These sales primarily consisted of building materials purchased from other

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Year Ended December 31, 2000 Compared to 1999 (continued)
          ---------------------------------------------------------

          manufacturers, principally gypsum, roofing, insulation, metal studs, masonry and stucco products.

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

               In 2000, gross profits derived by the Company's acquired distribution facilities were adversely affected by competitive conditions in the Company's distribution markets for sales of gypsum products manufactured by other companies. Gypsum products, principally wallboard, a major product line of the acquired distributors, suffered price deflation of approximately 40% in 2000, due to industry conditions.

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

               Selling, general and administrative expenses as a percentage of net sales for 2000 was approximately 27.0% compared to 26.2% in 1999. Selling, general and administrative expenses increased $5,053,000 or approximately 85.2% in 2000, compared to 1999. The increase in expenses was primarily due to additional operating costs related to the acquired distributors acquired in 2000 and costs incurred to integrate the acquisitions. Certain growth initiatives in the Company's distribution operations resulted in increased expenses in 2000. Start-up costs were incurred to develop the sale of certain installed products at selected

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Year Ended December 31, 2000 Compared to 1999 (continued)
          ---------------------------------------------------------

          distribution locations and for the opening of a new distribution location in Picayune, Mississippi in October 2000. In addition, the Company incurred additional costs to up-grade the delivery capabilities of its distribution facilities through the purchase and leasing of additional vehicles and added sales personnel in selected markets in an attempt to increase sales.

               Efforts have been made to improve operating efficiency in the Company's distribution operations through: (i) a reduction in personnel in certain locations; (ii) closure of an acquired under-performing distribution location in Hattiesburg, Mississippi; (iii) the recent consolidation of the Company's distribution locations in Pensacola, Florida and Foley, Alabama, through a reduction and realignment of personnel; and (iv) an attempt to realize greater savings from the purchase and resale of products through a consolidated purchasing program.

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

          Liquidity and Capital Resources
          -------------------------------

               Sources and Uses of Cash
               ------------------------

               Our business provided approximately $1,185,000 and $19,000 of net cash from operations in 2001 and 2000, respectively. The increase in cash flow in 2001 was primarily attributable to reductions in accounts receivable and inventory as a result of closing certain distribution operations, eliminating installation operations and management's emphasis on improving working capital.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Liquidity and Capital Resources (continued)
          -------------------------------------------

               Sources and Uses of Cash (continued)
               ------------------------------------

               During 2001, the net expenditures for investing activities were $112,000 compared to $2,693,000 in 2000. The larger expenditures in the prior year were the result of the purchase of seven building material distributors which accounted for the majority of the 2000 expenditures.

               During 2001, we reduced our line of credit balance approximately $768,000. We also made principal payments on other debt totaling $1,538,000, including the payment of the 8% Subordinated Debentures due December 31, 2001. In 2001 we received proceeds of approximately $748,000 from collateralized borrowing agreements which were partially used to repay the 8% Subordinated Debentures.

               Future Commitments and Funding Sources
               --------------------------------------

               At December 31, 2001, our contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

               Contractual Cash                                                Payments Due by Fiscal               2006 and
               Obligations                Total          2002           2003           2004           2005        Thereafter
               -------------------------------------------------------------------------------------------------------------
               Long-term debt(a)       $2,109,000     $  669,000     $  620,000     $  729,000     $   87,000     $    4,000

               Operating leases(a)      3,599,000      1,052,000        889,000        803,000        480,000        375,000
                                       ----------     ----------     ----------     ----------     ----------     ----------

               Total contractual
                cash obligations       $5,708,000     $1,721,000     $1,509,000     $1,532,000     $  567,000     $  379,000
                                       ----------     ----------     ----------     ----------     ----------     ----------

     (a) See Notes 7 and 13 in the accompanying financial statements for additional information regarding our debt and commitments.

               At December 31, 2001, the Company had working capital of approximately $2,480,000 compared to working capital of $1,607,000 at December 31, 2000. The improvement in working capital was primarily a result of the payment of the $985,000 8% Subordinated Debentures due December 31, 2001 in part from proceeds derived from long-term financing agreements in the amount of $715,000. As of December 31, 2001, the Company had cash and cash equivalents of $1,368,000.

               The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2002, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Liquidity and Capital Resources (continued)
          -------------------------------------------

          and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 2001, $4,335,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $4,335,000) of approximately $4,923,000 at December 31, 2001.

               Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of December 31, 2001, the Company owned and operated eleven distribution outlets. Accounts receivable, net of allowance, at December 31, 2001 was $4,419,000 compared to $4,866,000 at December 31, 2000. The decrease in receivables of $447,000, or approximately 9.2%, was primarily related to lower sales levels in the fourth quarter of 2001 compared to 2000, partially attributable to the closing of certain distribution locations and the elimination of installation services.

               As a result of the consummation of the December 31, 1998 merger, among other things, the Company agreed to pay $733,000 in cash to the former preferred shareholders. At December 31, 2001, the Company had paid $685,000 of such cash amount. Amounts payable to such shareholders at December 31, 2001 results from their non- compliance with the conditions for payments.

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

               In the fourth quarter of 2001, the Company completed the refinancing of two mortgage loans and obtained secured equipment borrowings from a commercial lender which generated net proceeds of approximately $688,000 to help satisfy the 8% Debentures due December 31, 2001. At December 31, 2001, the Company paid the holders of the Debentures tendering their bonds $787,000. Amounts

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Liquidity and Capital Resources (continued)
          -------------------------------------------

          payable to stockholders at December 31, 2001 on the Company's consolidated balance sheets includes $238,000 for former stockholder's who have not yet tendered their Debentures as required by the terms of such instrument.

               The Company presently is focusing its efforts on the completion of the integration and consolidation of the acquired distributors' operations into the Company, reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations. In addition, the Company is planning the implementation of an upgraded centralized management information system for its distribution operations. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash investment portion of the expenditures for these projects to exceed $100,000.

               The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet its current obligations for its operations and support the cash requirements of its capital expenditure programs in 2002.

               The ability of the Company to maintain and improve its long- term liquidity is primarily dependent on the Company's ability to successfully achieve and maintain profitable operations and resolve its appraisal rights litigation on terms favorable to the Company.

          New Accounting Pronouncements
          -----------------------------

               In June 2001, SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets" was adopted by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          New Accounting Pronouncements (continued)
          -----------------------------------------

          for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption.

               The Company intends to adopt SFAS 142 in 2002. Accordingly, the Company will no longer amortize goodwill and will perform an impairment test of goodwill annually. The cessation of goodwill amortization will result in a reduction of $33,000 in annual goodwill amortization, assuming no future impairment of goodwill.

               The SFAS No. 142 goodwill impairment review consists of a two-step of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all underlying assets and liabilities, including both recognized and unrecognized tangible assets, based on their fair value. If necessary, goodwill is then written-down to its implied fair value. We must complete the first step of the transitional impairment review by June 30, 2002 and, if necessary, the second step by December 31, 2002. The Company is currently analyzing the effect the adoption of these standards will have on its consolidated financial statements.

               In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our adoption of this standard is not expected to have a material effect on our financial statements.

               In October 2001, the Financial Accounting Standards Board issued "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company is required to adopt this pronouncement. The Company does not believe that the adoption of SFAS 144 will have a material effect on its consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
          -----------------------------------------------------------

          Market Risks
          ------------

               Residential and Commercial Construction Activity
               ------------------------------------------------

               Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, prices of raw materials and consumer confidence. Downturns in the market that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

               Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our profits also tend to be lower during the first and fourth quarters.

               Exposure to Interest Rates
               --------------------------

               We have two variable rate mortgages totaling $446,000 at December 31, 2001. The mortgages bear interest at prime plus 1% and are due October 2004. In Addition, our $6 million line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on our operating results and financial condition.

Item 8.   Financial Statement and Supplementary Data
          ------------------------------------------

               See Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for the Index to Financial Statements contained herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          -----------------------------------------------------------

               None.

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of Imperial Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 60 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 2001  in conformity with accounting principles generally accepted in the

United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page  60 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Miami, Florida
March 29, 2002

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                   December 31,      December 31,
   Assets                                              2001              2000
   ------                                              ----              ----
Current assets:
  Cash and cash equivalents                        $  1,368,000      $  1,853,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $453,000 and $400,000 at December 31,
   2001 and 2000, respectively)                       4,419,000         4,866,000
  Inventories                                         3,807,000         4,387,000
  Deferred income taxes                                 523,000           377,000
  Other current assets                                  294,000            78,000
                                                   ------------      ------------
     Total current assets                            10,411,000        11,561,000
                                                   ------------      ------------

Property, plant and equipment, at cost                4,197,000         4,418,000
 Less accumulated depreciation                       (1,749,000)       (1,444,000)
                                                   ------------      ------------
     Net property, plant and equipment                2,448,000         2,974,000
                                                   ------------      ------------

Deferred income taxes                                   327,000           589,000
                                                   ------------      ------------

Excess cost of investment over net
 assets acquired                                      1,272,000         1,551,000
                                                   ------------      ------------

Other assets                                            133,000           117,000
                                                   ------------      ------------
                                                   $ 14,591,000      $ 16,792,000
                                                   ============      ============


   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Notes payable                                    $  4,335,000      $  5,203,000
  Current portion of long-term debt                     669,000         1,636,000
  Accounts payable                                    1,906,000         2,264,000
  Payable to stockholders                               286,000            48,000
  Accrued expenses and other liabilities                735,000           803,000
                                                   ------------      ------------
     Total current liabilities                        7,931,000         9,954,000
                                                   ------------      ------------

Long-term debt, less current maturities               1,440,000         1,402,000
                                                   ------------      ------------

Obligation for appraisal rights                         877,000           877,000
                                                   ------------      ------------

Commitments and contingencies (Note 13)                    --                --
                                                   ------------      ------------

Stockholders' equity:
 Common stock, $.01 par value at December 31,
  2001 and 2000; 40,000,000 shares authorized;
  9,220,434 and 9,205,434 issued at
  December 31, 2001 and 2000, respectively               92,000            92,000
 Additional paid-in-capital                          13,920,000        13,915,000
 Accumulated deficit                                 (9,669,000)       (9,448,000)
                                                   ------------      ------------
     Total stockholders' equity                       4,343,000         4,559,000
                                                   ------------      ------------
                                                   $ 14,591,000      $ 16,792,000
                                                   ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations

                                                       Year Ended December 31,
                                                       -----------------------
                                               2001              2000             1999
                                               ----              ----             ----

Net sales                                 $ 39,514,000      $ 40,730,000      $ 22,604,000

Cost of sales                               27,254,000        28,218,000        15,198,000
                                          ------------      ------------      ------------

     Gross profit                           12,260,000        12,512,000         7,406,000

Selling, general and
 administrative expenses                    11,367,000        10,985,000         5,932,000

Impairment charge                              238,000              --                --
                                          ------------      ------------      ------------

     Operating income                          655,000         1,527,000         1,474,000
                                          ------------      ------------      ------------

Other income (expense):
   Interest expense                           (825,000)         (806,000)         (475,000)
   Miscellaneous income                         77,000           199,000            34,000
                                          ------------      ------------      ------------
                                              (748,000)         (607,000)         (441,000)
                                          ------------      ------------      ------------

    (Loss) income before income taxes          (93,000)          920,000         1,033,000
                                          ------------      ------------      ------------

Income tax (expense) benefit:
   Current                                     (12,000)          (19,000)          (26,000)
   Deferred                                   (116,000)         (367,000)          213,000
                                          ------------      ------------      ------------
                                              (128,000)         (386,000)          187,000
                                          ------------      ------------      ------------

     Net (loss) income                    $   (221,000)     $    534,000      $  1,220,000
                                          ------------      ------------      ------------


Basic (loss) earnings per
 share                                    $       (.02)     $        .06      $        .15
                                          ------------      ------------      ------------

Diluted (loss) earnings per
 share                                    $       (.02)     $        .06      $        .15
                                          ------------      ------------      ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                     IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Changes in Common Stock and Other Stockholders' Equity

                                    Years ended December 31, 2001, 2000 and 1999


                                         Common Stock         Additional
                                         ------------           paid-in       Accumulated      Treasury
                                    Shares        Amount        capital         deficit          stock          Total
                                    ------        ------        -------         -------          -----          -----


Balance at December 31, 1998      8,182,571   $     82,000   $ 13,507,000    $(11,202,000)   $   (106,000)   $  2,281,000

Issuance of common stock             47,863           --          (93,000)           --           106,000          13,000

Net income                             --             --             --         1,220,000            --         1,220,000

Balance at December 31, 1999      8,230,434         82,000     13,414,000      (9,982,000)           --         3,514,000

Issuance of common stock            975,000         10,000        501,000            --              --           511,000

Net income                             --             --             --           534,000            --           534,000
                               ------------   ------------   ------------    ------------    ------------    ------------

Balance at December 31, 2000      9,205,434         92,000     13,915,000      (9,448,000)           --         4,559,000

Issuance of common stock             15,000           --            5,000            --              --             5,000

Net loss                               --             --             --          (221,000)                       (221,000)
                               ------------   ------------   ------------    ------------    ------------    ------------

Balance at December 31, 2001      9,220,434   $     92,000   $ 13,920,000    $ (9,669,000)   $       --      $  4,343,000
                               ============   ============   ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows

                                                              Year Ended December 31,
                                                              -----------------------
                                                       2001             2000            1999
                                                       ----             ----            ----
Cash flows from operating activities:

    Net (loss) income                              $  (221,000)     $   534,000      $ 1,220,000
                                                   -----------      -----------      -----------
    Adjustments to reconcile net (loss) income
    to net cash provided by:
      Depreciation                                     525,000          445,000          225,000
      Amortization                                      71,000           38,000           21,000
      Write-down of goodwill impairment                238,000             --               --
      Debt issue discount                               59,000           59,000           59,000
      Provision for doubtful accounts                  375,000          283,000          177,000
      Provision for writedown of assets
       held for sale and lease                          61,000             --               --
      Provision (benefit) for income taxes             116,000          367,000         (213,000)
      Loss (gain) on disposal of fixed assets           32,000           (1,000)           5,000
      Compensation expense - issuance of stock           5,000           60,000           13,000

      (Increase) decrease in:
        Accounts receivable                             72,000       (2,921,000)        (319,000)
        Inventory                                      580,000         (526,000)        (649,000)
        Prepaid expenses and other assets             (302,000)         (75,000)         (47,000)

      Increase (decrease) in:
        Accounts payable                              (358,000)       1,362,000         (398,000)
        Payable to stockholders                           --               --           (685,000)
        Accrued expenses and other liabilities         (68,000)         394,000          257,000
                                                   -----------      -----------      -----------
      Total adjustments to (net loss) net income     1,406,000         (515,000)      (1,554,000)
                                                   -----------      -----------      -----------

        Net cash provided by (used in)
         operating activities                        1,185,000           19,000         (334,000)
                                                   -----------      -----------      -----------

Cash flows from investing activities
    Purchase  of property, plant
     and equipment                                     (92,000)        (525,000)        (415,000)
    Acquisition of businesses                             --         (2,033,000)            --
    Payment on notes payable A&R acquisitions         (100,000)        (195,000)            --
    Proceeds received from sale of property
     and equipment                                      80,000           40,000           31,000
    Proceeds from exercise of warrants and
     stock options                                        --             20,000             --
                                                   -----------      -----------      -----------
    Net cash used in investing activities             (112,000)      (2,693,000)        (384,000)
                                                   -----------      -----------      -----------

                        IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows

                                                              Year Ended December 31,
                                                              -----------------------
                                                       2001             2000            1999
                                                       ----             ----            ----
Cash flows from financing activities
    Increase (decrease) in notes payable
     banks - net                                      (768,000)       3,577,000          746,000
    Proceeds from issuance of long-term debt           748,000          273,000          459,000
    Repayment of long-term debt                     (1,538,000)        (442,000)        (465,000)
                                                   -----------      -----------      -----------
     Net cash (used in) provided by
      financing activities                          (1,558,000)       3,408,000          740,000
                                                   -----------      -----------      -----------


Net (decrease) increase in cash
 and cash equivalents                                 (485,000)         734,000           22,000
Cash and cash equivalents,
 beginning of year                                   1,853,000        1,119,000        1,097,000
                                                   -----------      -----------      -----------
Cash and cash equivalents, end of year             $ 1,368,000      $ 1,853,000      $ 1,119,000
                                                   -----------      -----------      -----------

Supplemental disclosure
  of cash flow information:

Cash paid during the year for interest             $   692,000      $   622,000      $   283,000
                                                   -----------      -----------      -----------

Non-cash transactions:
  Issuance of an aggregate of 15,000 and
   775,000 shares, respectively, of common
   stock related to acquisitions and to
   an officer of the Company                       $     5,000      $   490,000      $      --
                                                   -----------      -----------      -----------

  Issuance of notes related to the
   acquisitions                                    $      --        $   950,000      $      --
                                                   -----------      -----------      -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 2001, 2000 and 1999


(1)  Merger
     ------

               Effective December 31, 1998, (the "Effective Date"), the Company merged into a wholly-owned subsidiary, (the "Merger").

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

               In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of December 31, 2001. In addition, the Company issued $985,000 face value of Debentures due December 31, 2001 with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. At December 31, 2001, the Company paid $787,000 of the $985,000 to Debenture holders who had tendered their bonds as required by such instruments.

               Holders of 81,100 shares of preferred stock (the "Dissenting Shareholders"), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to the stock. Pursuant to Delaware law, the Dissenting Shareholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, exclusive of any element of value attributable to the Merger. The Company recorded $877,000 in the accompanying consolidated balance sheets at December 31, 2001 and 2000, as an estimate for the obligation for appraisal rights based on the estimated fair value of the consideration they could have received had they not elected dissenters' rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. The Company does not expect a final judicial determination requiring the Company to make payment to Dissenting Shareholders' in the year ended December 31, 2002. Accordingly, the obligation is classified as long-term.

               In connection with the Merger, all then outstanding stock purchase warrants also converted into warrants with identical terms exerciseable for shares of the Company's common stock.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(2)   Description of Business and Summary of Significant Accounting Policies
      ----------------------------------------------------------------------

               The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchasing and sale of other building materials from other manufacturers. Sales of the Company's products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

      (a) Basis of presentation
          ---------------------

               The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      (b) Concentration of Credit Risk
          ----------------------------

               Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At December 31, 2001, accounts aggregating $669,000, or approximately 14% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note (5). The allowance for doubtful accounts at December 31, 2001 of $453,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

               The Company places its cash with commercial banks. At December 31, 2001, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
      ----------------------------------------------------------------------

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

      (e) Excess Cost of Investment Over Net Assets Acquired and Other Intangible Assets
          ------------------------------------------------------------

               Licenses, trademarks and deferred financing costs are amortized on the straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing. Excess cost of investment over net assets acquired was amortized using the straight -line method over 40 years and is net of $57,000 and $28,000 of accumulated amortization at December 31, 2001 and 2000, respectively. (See Note 2 (n) New Accounting Pronouncements for goodwill accounting policy).

      (f) Income taxes
          ------------

               The Company utilizes the liability method for determining its income taxes. Under this method, deferred taxes and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against assets that are not likely to be realized.

     (g)  Earnings per share of common stock
          ----------------------------------

               Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding each year. Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. (See Note (11) - Earnings Per Common Share).

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
     ----------------------------------------------------------------------

     (h)  Cash and cash equivalents
          -------------------------

               The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at December 31, 2001 and 2000 are short term time deposits of $121,000 and $285,000, respectively.

     (i)  Revenue recognition policy
          --------------------------

               Revenue from sales transactions, net of discounts and allowances, is recorded upon delivery of inventory to the customer.

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

     (l)  Fair Value of Financial Instruments
          -----------------------------------

               The carrying amount of the Company's financial instruments principally notes payable, debentures and obligation for appraisal rights, approximates fair value based on discounted cash flows and because the borrowing rates are similar to the current rates offered by the Company.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
     ----------------------------------------------------------------------

     (m)  Segment Reporting
           -----------------

               The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 2001, 2000 and 1999, the Company has determined that it operates in a single operating segment.

     (n)   New Accounting Pronouncements
           -----------------------------

               In June 2001, SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets" was adopted by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption.

               The Company intends to adopt SFAS 142 in 2002. Accordingly, the Company will no longer amortize goodwill and will perform an impairment test of goodwill annually. The cessation of goodwill amortization will result in a reduction of $33,000 in annual goodwill amortization, assuming no future impairment of goodwill. Goodwill amortization was $41,000, $29,000 and $0 in 2001, 2000 and 1999,
          respectively.

               The SFAS No. 142 goodwill impairment review consists of two steps. The first is determining the fair value of the reporting unit and the second is comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
     ----------------------------------------------------------------------

     (n)  New Accounting Pronouncements (continued)
          -----------------------------------------

          further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all underlying assets and liabilities, including both recognized and unrecognized tangible assets, based on their fair value. If necessary, goodwill is then written-down to its implied fair value. We must complete the first step of the transitional impairment review by June 30, 2002 and, if necessary, the second step by December 31, 2002. The Company is currently analyzing the effect the adoption of these standards will have on its consolidated financial statements.

               In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-live assets and the associated asset retirement costs. Our adoption of this standard is not expected to have a material effect on our financial statements.

               In October 2001, the Financial Accounting Standards Board issued "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company is required to adopt this pronouncement. The Company does not believe that the adoption of SFAS 144 will have a material effect on its consolidated financial statements.

(3)  Inventories
     -----------

               At December 31, 2001 and 2000, inventories consist of:

                                       2001           2000
                                       ----           ----
            Raw materials           $  465,000     $  562,000
            Finished goods           3,062,000      3,560,000
            Packaging materials        280,000        265,000
                                    ----------     ----------
                                    $3,807,000     $4,387,000
                                    ==========     ==========

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(4)  Property, Plant and Equipment
     -----------------------------

               A summary of the cost of property, plant and equipment at December 31, 2001 and 2000 is as follows:

                                                                     Estimated
                                                                    useful life
                                            2001          2000        (years)
                                        ----------     ----------
            Land                        $  191,000     $  191,000      - - -
            Buildings and
             improvements                  963,000        965,000     10 - 40
            Machinery and equipment      1,672,000      1,658,000      3 - 10
            Vehicles                     1,011,000      1,253,000      2 - 8
            Furniture and Fixtures         360,000        351,000      3 - 12
                                        ----------     ----------
                                        $4,197,000     $4,418,000
                                        ==========     ==========

               The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $2,024,000 and $1,898,000 at December 31, 2001 and 2000,
          respectively. See "Note 7."

(5)  Notes Payable
     -------------

               At December 31, 2001 and 2000, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries and included at December 31, 2000 was $100,000 in uncollateralized notes payable at 8% issued in connection with the January 1, 2000 purchase of three building materials distributors. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (5.25% at December 31, 2001), expires June 19, 2002, and is subject to annual renewal. The weighted average effective interest rate on the line of credit was 8.36%, 11.62%, and 14.09% during the years ended December 31, 2001, 2000 and 1999, respectively.

               At December 31, 2001, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $4,923,000, of which $4,335,000 remained outstanding. The average amounts outstanding during 2001 and 2000 were $4,894,000, and $3,511,000, respectively. The maximum amounts outstanding at any month-end during 2001 and 2000 were $5,453,000 and $5,103,000, respectively.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(6)  Accrued Expenses and Other Liabilities
     --------------------------------------

               Accrued expenses and other liabilities at December 31, 2001 and 2000 are summarized as follows:

                                                      2001         2000
                                                      ----         ----
            Employee compensation related items     $183,000     $156,000
            Taxes, other than income taxes           109,000      166,000
            Income taxes                              12,000         --
            Interest                                 283,000      261,000
            Other                                    148,000      220,000
                                                    --------     --------
                                                    $735,000     $803,000
                                                    ========     ========

(7)  Long-term Debt
     --------------

               Long-term debt of the Company is as follows:

                                                                                2001            2000
                                                                                ----            ----
                  Uncollateralized notes issued for acquisitions,
                   interest at 8% per annum, principal and
                   interest payable through September 2003                   $   492,000    $   805,000

                  Mortgage note payable, interest at 7 1/2% per
                   annum, principal and interest payable monthly
                   through January 2002                                             --           63,000

                  Subordinated Debentures due December 31, 2001,
                   stated interest at 8% payable annually
                   commencing July 1, 1999, principal payable
                   in the amount of $985,000 at maturity                            --          926,000

                  Mortgage note payable, interest at 8 3/4%,
                   principal and interest payable monthly in
                   the amount of approximately $3,760, with a
                   balloon payment of approximately $187,000
                   due October 4, 2004                                           256,000        277,000

                  Mortgage note payable, interest at prime + 1%,
                   principal payments of $800 plus interest
                   payable monthly, with a balloon payment of
                   approximately $118,000 due October 4, 2004                    144,000           --

                  Mortgage note payable, interest at prime + 1%,
                   principal payments of $1,678 plus interest
                   payable monthly, with a balloon payment of
                   approximately $247,000 due October 4, 2004                    302,000           --



                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)  Long-term Debt (continued)
     --------------------------

                  Mortgage note payable, interest at 8 3/4%,
                   principal and interest payable monthly in
                   the amount of approximately $2,415, with a
                   balloon payment of approximately $198,000
                   due June 16, 2003                                             212,000        222,000

                  Equipment notes payable, interest at various
                   rates ranging from 4.89% to 10.83%, per annum,
                   principal and interest payable monthly
                   expiring at various dates through September
                   2006. (Includes obligations for capital
                   leases of $104,000)                                           703,000        745,000
                                                                             -----------    -----------
                                                                               2,109,000      3,038,000
                  Less current maturities                                       (669,000)    (1,636,000)
                                                                             -----------    -----------
                                                                             $ 1,440,000    $ 1,402,000
                                                                             ===========    ===========

               As of December 31, 2001, long-term debt matures as follows:

                      Year ended
                      December 31,             Amount
                      ------------             ------

                         2002               $  669,000
                         2003                  620,000
                         2004                  729,000
                         2005                   87,000
                         2006                    4,000
                                            ----------
                                            $2,109,000
                                            ==========

               In connection with the Merger, the Company issued 8% Subordinated Debentures with a face value of $985,000 effective December 31, 1998. Each Debenture was discounted to a value of $6.56 ($8.00 face value) using an effective interest rate of 16%. The aggregate carrying value of the Debentures at December 31, 2000 was $926,000. The Debentures were general, uncollateralized obligations of the Company, subordinated in right of payment to all indebtedness to institutional and other lenders of the Company. The Debentures were subject to redemption, in whole or in part, at the option of the Company, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. The Debentures were retired in 2001.


(8)  Income Taxes
     ------------

               At December 31, 2001 and 2000, deferred tax assets of $850,000 and $966,000, respectively, consist mostly of the tax effect of net operating loss carryforwards of $731,000 and $966,000, respectively. Net operating losses of $1,923,000 expire in varying amounts through 2009.

                   IMPERIAL INDUSTRIES, INC.  AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(8)  Income Taxes (continued)
     ------------------------

               The Company reduced the deferred tax asset $116,000 and $45,000, respectively for net operating loss carryforwards which expired unused in 2001 and 2000. During 1999, the Company recognized a tax benefit of $574,000, based on the future utilization of net operating loss carryforwards prior to their expiration. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income.

               The current income tax expense represents state taxes and alternative minimum taxes payable for the years ended December 31, 2001 and 2000.

               A reconciliation of the Federal statutory rate to the effective tax is as follows:

                                                  Year Ended December 31,
                                                 2001       2000     1999
                                                 ----       ----     ----
            U.S. statutory rate                   (35%)       35%       35%
            Valuation allowance                     0%         0%      (56%)
            Reversal of 1999 items (benefit)      173%         7%       --
            Other                                   0%         0%        3%
                                                 ----       ----      ----

               Effective rate                     138%        42%      (18%)
                                                 ====       ====      ====


(9)  Capital Stock
     -------------

     (a)  Common Stock
          ------------

               At December 31, 2001, the Company had outstanding 9,220,434 shares of common stock (9,205,434 shares at December 31, 2000) with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

               In 2001, the Company issued 15,000 shares of common stock as incentive compensation to an employee pursuant to the terms of an employment agreement.

               In 2000, the Company issued an aggregate of 675,000 shares of common stock as partial consideration for the purchase of certain assets of seven

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(9)  Capital Stock (continued)
     -------------------------

     (a)  Common Stock (continued)
          ------------------------

          building materials distributors, 100,000 shares were issued to an officer as compensation for services rendered, and 200,000 shares were issued in connection with the exercise of outstanding stock purchase warrants. In 1999, the Company issued 47,863 treasury shares to directors and an officer as compensation for services rendered. The Company recorded compensation expense for shares issued to directors and an officer in amounts equal to the fair value of the shares when issued.

     (b)  Preferred Stock
          ---------------

               The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2001 and 2000, there were no shares of preferred stock outstanding.

     (c)  Warrants
          --------

               At December 31, 2001 and 2000, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock. The Company issued 150,000 warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker Warrants"), which entitle the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Investment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%. Warrants to purchase 200,000 shares of the Company's common stock at $.10 per share were exercised in 2000.

     (d)  Stock Option Plans
          ------------------

               The Company has two stock option plans, the Directors' Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three directors. The Committee

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-
(9)  CapitalStock (continued)

     (d)  Stock Option Plans (continued)

          determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively. As of December 31, 2001, options for 400,000 shares were available for future grants under the 1999 Plans.

               A summary of the activity and status of our stock option plans was as follows:


                                                           Weighted Average          Number of Options
                                                            Exercise Price              Years Ended
                                                               Per Share                December 31,
                                                           -----------------      ------------------------
                                                           2001   2000   1999     2001       2000     1999

                Outstanding Options - Beginning of Year   $0.57  $ --     --     245,000      --       --
                Options Granted                           $0.21  $0.57    --     185,000    245,000    --
                Options Exercised                         $ --   $ --     --       --         --       --
                Options Cancelled                         $ --   $ --     --     (30,000)     --       --
                                                                                 ------------------------
                Options Outstanding - End of Year         $0.41  $0.57    --     400,000    245,000    --
                                                                                 ------------------------
                Options Exercisable - End of Year         $0.57  $0.57    --     215,000    245,000    --
                                                                                 ------------------------

               Information with respect to outstanding and exercisable stock options at December 31, 2001 was as follows:

                                                 Options Outstanding                   Options Exercisable
                                                 -------------------                   -------------------
                                          Weighted Average   Weighted Average                    Weighted Average
                                             Remaining           Exercise                            Exercise
            Exercise Price     Shares       Life(Years)          Price(1)             Shares          Price
            --------------     ------       -----------          --------             ------          -----
                $0.20          120,000         4.87               $0.20                  --              --
                $0.24           65,000         4.71               $0.24                  --              --
                $0.57          215,000         2.99               $0.57               215,000          $0.57
                               -------         ----               -----               -------          -----
                  Total        400,000         3.84               $0.41               215,000
                               =======         ====               =====               =======

     (1) All options were granted at market price and no compensation cost has been recognized in connection with these options.

               Pursuant to SFAS No. 123, the Company has elected to use the intrinsic value method of accounting for employee stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock option awards. The Company's pro forma net results for fiscal 2001 and 2000, had the Company elected to adopt the fair value approach (which charges earnings for the estimated fair value of stock options) of SFAS No. 123, would have been a loss of $283,000 ($.03 per share) for 2001 and income of $501,000 ($.06 per share) for 2000.

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(9)  Capital Stock (continued)
     -------------------------

     (d) Stock Option Plans (continued)
         ------------------------------

               The weighted average fair value of the Company's Options granted during fiscal 2001 and 2000 were $.15 and $.44 per share, respectively, at the date of grant. The fair value of the Options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001 and 2000; no expected dividend yields; expected volatility of 112% and 104%; risk free interest rate of 5.9% and 3.4%; and an expected option life of four years for both periods.

(10) Miscellaneous income

               A summary of miscellaneous income (expense) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                      2001           2000          1999
                                                      ----           ----          ----
          Interest income                          $  10,000      $  15,000     $  12,000
          (Loss) gain on disposal of property,
           plant and equipment                       (32,000)         1,000        (5,000)
          Other, net                                  99,000        183,000        27,000
                                                   ---------      ---------     ---------
                                                   $  77,000      $ 199,000     $  34,000
                                                   =========      =========     =========

(11) Earnings Per Common Share

               Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the years ended December 31, 2001, 2000, and 1999 (in thousands except per share amounts):

                                               2001                          2000                      1999
                                  --------------------------     ------------------------    -----------------------
                                                        Per                         Per                         Per
                                  Income     Shares    Share     Income    Shares   Share     Income   Shares   Share
                                  ------     ------    -----     ------    ------   -----     ------   ------   -----
           Net (loss) income       $(221)                         $534                       $1,220

           Basic earnings
            per common share       $(221)     9,214    $(.02)     $534      8,936   $.06      $1,220   8,199    $.15
                                   -----      -----    -----      ----      -----   -----     ------   -----    ----

           Effect of dilutive
            securities:
            Warrants                                                          134                       191
                                   -----      -----    -----      ----      -----   ----      ------   -----    ----
           Diluted (loss) earnings
            per common share       $(221)     9,214    $(.02)     $534      9,070   $.06      $1,220   8,390    $.15
                                   -----      -----    -----      ----      -----   ----      ------   -----    ----

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-


(12) Related Party Transactions
     --------------------------

               The Company and its subsidiaries paid legal fees of approximately $275,000, $238,000 and $114,000 in 2001, 2000 and 1999, respectively, to law firms with which two directors, including the Company's Chairman of the Board are affiliated.

(13) Commitments and Contingencies
     -----------------------------

     (a)   Contingencies
           -------------

               As of March 22, 2002, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 25 lawsuits pending in various Southeastern states, by homeowners/homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 23 of these claims and are providing a defense. The Company expects its insurance carriers to accept coverage for the other two recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(13) Commitments and Contingencies
     -----------------------------

     (a)  Contingencies (continued)
          --------------------------

          the effective date of Merger, exclusive of any element of value attributable to the merger. (See Note (1) - Merger).

               The Company is engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

     (b)  Lease Commitments
          -----------------

               At December 31, 2001 certain property, plant and equipment were leased by the Company under long-term leases. Certain of these leases provided for escalation in rent upon the lease anniversary date. Future minimum lease commitments as of December 31, 2001, for all noncancellable leases are as follows:

                          December 31,
                          ------------
                              2002                  $1,052,000
                              2003                     889,000
                              2004                     803,000
                              2005                     480,000
                              2006 and thereafter      375,000
                                                    ----------
                                                    $3,599,000
                                                    ----------

               Rental expenses incurred for operating leases were approximately $1,242,000, $957,000 and $331,000, for the years ended December 31,
          2001, 2000 and 1999, respectively.

(14) Year 2000 Acquisitions
     ----------------------

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

(14) Year 2000 Acquisitions (continued)
     ----------------------------------

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

(14) Year 2000 Acquisitions (continued)
     ----------------------------------

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

               Following are the unaudited pro-forma results of operations as if the A&R, Panhandle, Tallahassee and A&R of Mississippi purchases had occurred on January 1, 1999 (in thousands, except per share and share amounts):

                                    Year Ended              Year Ended
                                 December 31, 2000       December 31, 1999
                                 -----------------       -----------------
      Net sales                        $44,869                 $38,361
      Net income                       $   483                 $ 1,348
      Earnings per common share:
         Basic                         $   .05                 $   .15
         Diluted                       $   .05                 $   .15

                    IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   -continued-

(14) Year 2000 Acquisitions (continued)
     ----------------------------------

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
                                                                ======

 (15)  Impairment Charge

               During 2001, we reviewed our long-lived assets and goodwill for which there were indications of possible impairment. The assets we reviewed were primarily those associated with the Company's distribution operations acquired in 2000, since we had experienced losses from certain of these operations, closed several locations, restructured operations and made changes to management. Based on these reviews, we recorded an impairment charge of $238,000 in the fourth quarter of 2001. This charge represented a write-down of the excess cost of investment over net assets acquired related to the January 1, 2000 and May 1, 2000 acquisitions. The fair values of the goodwill were primarily based on our estimates of discounted future cash flows.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

               The following table sets forth certain information with respect to the directors and executive officers of the Company:

          Name                   Age     Position With Company
          ----                   ---     ---------------------

          S. Daniel Ponce         53     Chairman of the Board - Class III
          Lisa M. Brock           43     Director - Class III
          Milton J. Wallace       66     Director - Class II
          Morton L. Weinberger    72     Director - Class II
          Howard L. Ehler, Jr.    58     Director - Class I/Principal Executive
                                          Officer/Executive Vice President/
                                          and Secretary
          Gary J. Hasbach         57     President, Premix, Acrocrete and
                                          Just-Rite
          Betty J. Murchison      62     Chief Accounting Officer/
                                         Assistant Vice President

               The Company's Board of Directors is divided into three classes. In accordance with the Company's Certificate of Incorporation, the members of each Class are designated to serve for three (3) year staggered terms. The Class I director's term expires at the 2002 annual meeting, or until his successor is elected. Class II directors terms expire at the 2003 annual meeting or until their successors are elected, and Class III directors terms expire at the 2004 annual meeting or until their successors are elected.

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

          --------------------------------------------------------------

          Milton J. Wallace. Mr. Wallace has been a director of the Company since February 1999. Mr. Wallace has been a practicing attorney in Miami for over 40 years and is currently a shareholder in the law firm of Wallace, Bauman, Legon, Fodiman, Ponce & Shannon, P.A. He was a co-founder and Chairman of the Board of Renex Corp, a provider of dialysis services, from 1993 through February 2000 when Renex Corp. was acquired by National Nephrology Associates, Inc. Mr. Wallace was Chairman of the Board of Med/Waste, Inc., a provider of medical waste management services, until February 13, 2002 when such company filed for bankruptcy protection under Chapter 7 of the Federal Bankruptcy Code. He is a director of several private companies.

          Morton L. Weinberger, CPA.   Mr. Weinberger has been a director of the
             Company since 1988. Mr. Weinberger, a certified public accountant, has been self-employed as a consultant to various professional organizations for the past sixteen years. He provides consulting services for the Company. For the previous twenty-five years, he was engaged in the practice of public accounting. During such period, he was a partner with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, and thereafter BDO Seidman, both public accounting firms.

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

          Betty J. Murchison.  Ms. Murchison has been the Company's Chief
             Accounting Officer since June 1995. Prior thereto, from October, 1991 to June 1995, she was Principal Accounting Officer of Royce Laboratories, Inc., a manufacturer of generic pharmaceutical products. For over 25 years prior thereto, she was employed by the Company, the last three years acting as the Company's Chief Accounting Officer.

          --------------------------------------------------------------

          Board of Directors Meetings and Attendance
          ------------------------------------------

               The Board of Directors met four (4) times in fiscal 2001. Each director attended all of the Board of Directors meetings in 2000.

          Compensation and Stock Option Committee
          ---------------------------------------

               The Compensation and Stock Option Committee, composed of Ms. Brock, as Chairman and Messrs. Ponce and Weinberger met three (3) times during 2001. Every member attended all of such meetings. The Compensation Committee reviews the Company's general compensation policies and procedures; establishes salaries and benefit programs for the Chief Executive Officer and other executive officers of the Company and its subsidiaries; reviews, approves and establishes performance targets and awards under incentive compensation plans for its executive officers; and reviews and approves employment agreements. The Compensation and Stock Option Committee also administers the Company's Employee Stock Option Plan and has the authority to determine, among other things, to whom to grant options, the amount of options, the terms of options and the exercise prices thereof.

          Audit Committee
          ---------------

               The Audit Committee is presently composed of Mr. Weinberger, as Chairman, and Messrs. Ponce and Wallace. The Audit Committee met two
          (2) times during 2001. Every member attended all of such meetings. The principal duties of the Audit Committee are to recommend the appointment of independent auditors, meet with the Company's independent auditors to review the arrangements for, and scope of the audit by the independent auditors and the fees related to such work; review the independence of the independent auditors; consider the adequacy of the system of internal accounting controls; review and monitor the Company's policies regarding conflicts of interest; and discuss with management and the independent accountants the Company's annual and quarterly financial statements.


          Reports Pursuant to Section 16(a) of the Securities and Exchange Act of 1934
          --------------------------------------------------------------------

               The Company's officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16a-3(e), in 2001 no officer or director other than Mr. Wallace failed to file any such report on a timely basis. Mr. Wallace filed Form 4's for the months of October 2000 and April 2001 untimely.

Item 11.  Executive Compensation

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

                                     Annual Compensation
                                     -------------------

                                                                          Long-Term Compensation
                                                                          ----------------------
                                                                                Securities
                                                                Other           Underlying
                                                                Annual          Options to
               Name and                                         Compen-         Purchase
          Principal Position      Year     Salary    Bonus(1)   sation(2)       Shares(3)
          ------------------      ----     ------    --------   ---------       ---------
          Howard L. Ehler Jr.     2001    $150,000    $  -      $  -              20,000
           Principal Executive    2000    $140,000     30,000    60,000           10,000
           Officer, Executive     1999    $130,000     30,000     2,000           20,000
           Vice President and
           Secretary

          Gary Hasbach
           President, Premix,     2001     140,000       -      $15,000           20,000
           Acrocrete and          2000     130,000     30,000      -              10,000
           Just-Rite              1999     110,000     47,000      -              10,000

          (1) Bonuses shown were earned in the year indicated even though actually paid in a subsequent year. Bonuses for year 2001 have not yet been determined.

          (2) Except as indicated, none of the named individuals above have received personal benefits or perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in the above table. Mr. Ehler's other Annual Compensation in 2000 and 1999 represents the market price at date of grant of 100,000 and 7,863 shares of common stock. Although 100,000 such shares were issued in calendar year 2000, the Compensation Committee awarded such shares as services and performance tendered over the previous several years. Mr. Hasbach's other Annual Compensation in 2001 represents Mr. Hasbach's relocation expenses provided by the Company.

          (3) Stock options are granted under the terms and provisions of the 1999 Employee Stock Option Plan. For a description of the stock options see "Executive Compensation-Options Granted in Year Ended December 31, 2001".

          ----------------------------------

          Compensation Agreements
          -----------------------

               The Company is party to a one year renewable employment agreement, (the "Employment Agreement") with Howard L. Ehler, Jr. (the "Executive"). Mr. Ehler serves as Executive Vice President, Principal Executive Officer and Chief Financial Officer of the Company at a current base salary of $150,000. The Employment Agreement provides for automatic renewal for additional one year periods on July 1st of each year, unless the Company or Executive notifies the other party of such party's intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. The Executive receives the use of a Company car, as well as certain other benefits, such as health and disability insurance. The Executive is also entitled to receive incentive compensation based upon targets formulated by the Compensation Committee.

               Prior to a Change in Control (as defined in the Employment Agreement), the Company has the right to terminate the Employment Agreement, without cause, at any time upon thirty days written notice, provided the Company pays to the Executive a severance payment equivalent to 50% of his then current annual base salary. As part of the Employment Agreement, the Executive has agreed not to disclose information and not to compete with the Company during his term of employment and, in certain cases, for a two (2) year period following his termination.

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


          Options Granted in Year Ended December 31, 2001
          -----------------------------------------------

               The following table sets forth certain summary information concerning the number of stock options granted and the potential realizable value of the stock options granted to the Company's Named Executive Officers during the fiscal year ended December 31, 2001.

          ----------------------------------

          Options Granted in Year Ended December 31, 2001 (continued)
          -----------------------------------------------------------

                                                                                                       Realizable Value
                                           Number of                                                   at Assumed Rates
                                           Securities      % of Total                                  of Stock Price
                                           Underlying      Options                                     Appreciation
                                           Options         Granted to      Exercise                    for Option Term (3)
                                           Granted in      Employees in    Price         Expiration    -------------------
                  Name                      2000 (1)       Fiscal Year    ($/Share)(2)      Date        5%($)    10%($)
                  ----                      --------       -----------    ------------      ----        -----    ------

          Howard L. Ehler, Jr.               20,000           10.8%          $.20         11/14/06     $1,108    $2,444
           Principal Executive Officer,
           Executive Vice President and
           Secretary

          Gary J. Hasbach                    20,000           10.8%          $.20         11/14/06     $1,108    $2,444
           President Premix, Acrocrete
           and Just-Rite


          (1) Options were granted pursuant to the terms and conditions of the Company's 1999 Employee Stock Option Plan.

          (2) The exercise price of $.20 per share was equal to the fair market value of the Company's common stock at date of grant.

          (3) The amounts disclosed in the columns which noted appreciation of the Company's common stock price at the 5% and 10% rates dictated by the Securities and Exchange Commission, are not intended to be a forecast of the Company's common stock price and are not necessarily indicative of the actual value which my be realized by the named Executive Officers or the stockholders. These assumed rates of 5% and 10% would result in the Company's common stock price increasing from $.20 per share to approximately $.26 per share and $.32 per share, respectively. As of December 31, 2001, the market price for the common stock was $.18 per share.

          Aggregated Option Exercises in Year Ended December 31, 2001
          -----------------------------------------------------------

               The following table provides certain summary information concerning the value of unexercised stock options held by the Company's Named Executive Officers as of December 31, 2001.

          ----------------------------------

          Aggregated Option Exercises in Year Ended December 31, 2001
            (continued)
          -----------------------------------------------------------

                                                           Value of Unexercised
                                 Number of Securities         "In the Money"
                                Underlying Unexercised       Options at Fiscal
                              Options at Fiscal Year End       Year End($)(1)
                              --------------------------       --------------
               Name           Exercisable  Unexercisable  Exercisable Unexercisable
               ----           -----------  -------------  ----------- -------------

         Howard L Ehler, Jr.     50,000         -              -           -
          Principal Executive
          Officer, Executive
          Vice President and
          Secretary

         Gary J. Hasbach         40,000         -              -           -
          President Premix,
          Acrocrete and
          Just-Rite

               No options were exercised by the Named Executive Officers during the year ended December 31, 2001.

          (1) The options are exercisable at $.57 and $.20 per share. At December 31, 2001 the fair market value of the Company's common stock was deemed to be $.18 per share, the average of the closing bid and asked price of the common stock at such date.

               The Company has two stock option plans, the Director's Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. The 1999 Plans are administered by the Company's Compensation and Stock Option Committee. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Director Plans. As of December 31, 2001 there were outstanding options to purchase 240,000 and 160,000 shares under the Employee and Director Plans respectively. The exercise price for all options currently outstanding are $.20 and $.57 per share. All options expire five years from date of grant and are fully vested.

          Director Compensation
          ---------------------

               During the year ended December 31, 2001, each director received an annual retainer of $6,000, payable in quarterly installments. Effective June 1, 1994, January 1, 1995 and January 1, 2001, the Company entered into separate consulting agreements with Mr.

          ----------------------------------

          Director Compensation (continued)
          ---------------------------------

          Weinberger, Ms. Brock and Mr. Wallace, respectively, to provide various management consulting services to the Company. Mr. Wallace and Ms. Brock receive monthly fees of $833. In connection with the Company's acquisition program adopted in 1999, Mr. Weinberger was requested to expend additional time in consulting with the Company's management on acquisition possibilities, including performing due diligence, administrative, accounting and other services. As a result of the increased time and effort spent by Mr. Weinberger, Mr Weinberger's consulting fee for 2000 and 2001 was $3,500 per month. Effective January 1, 2002 the fee was reduced to $2,500 per month. Each consulting agreement is terminable on sixty (60) days notice by either party.

               On November 14, 2001, each director was granted stock options to purchase 20,000 shares of the Company's common stock at an exercise price of $.20 per shares until November 14, 2006. Since September 1994, Mr. Ponce has been provided the use of a Company car at a current cost of approximately $775 per month.

          Compensation Committee Interlocks and Insider Participation
          -----------------------------------------------------------

               During the year ended December 31, 2001, the Compensation and Stock Option Committee consisted of Messrs. Ponce, Weinberger and Ms. Brock. None of these directors has been an officer or employee of the Company or its subsidiaries during the last ten years, except Ms. Brock, who was formerly Vice President of Premix and Acrocrete until December 31, 1994. There are no other relationships required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

               The following table sets forth certain information as of March 22, 2002 with respect to the beneficial ownership of the Company's common stock by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

                                                      Shares (1)      Percent
                                                Beneficially Owned  of Class (2)
                                                ------------------  ------------

          Maureen P. Ferri                           656,981            7.1%
            120 Simmons Road
            Statesboro, GA. 30458
          Lisa M. Brock                              309,006 (3)        3.3%
          Howard L. Ehler, Jr.                       456,108 (4)        4.9%

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)
          -------------------------------------------------------------

         Gary J. Hasbach                            290,400 (5)        3.1%
         S. Daniel Ponce                            611,966 (6)        6.6%
         Milton J. Wallace                          183,000 (7)        2.0%
         Morton L. Weinberger                       249,210 (8)        2.7%

         All directors and officers
           as a group (8 persons)                 2,125,808 (9)       22.4%


-----------------------

          (1) Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is 1259 N.W. 21st Street, Pompano Beach, Florida 33069-1428.

          (2) The percent of class for common stockholders is based upon 9,220,434 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options that are held by such person (but not those held by any other person).

          (3) Includes 40,000 shares of common stock issuable upon exercise of stock options.

          (4) Includes 50,000 shares of common stock issuable upon exercise of stock options.

          (5) Includes 40,000 shares of common stock issuable upon exercise of stock options.

          (6) Includes 40,000 shares of common stock issuable upon exercise of stock options.

          (7) Includes 40,000 shares of common stock issuable upon exercise of stock options.

          (8) Includes 40,000 shares of common stock issuable upon exercise of stock options.

          (9) Includes 270,000 shares of common stock issuable upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

               The law firm of Wallace, Bauman, Legon, Fodiman, Ponce and Shannon, P.A. of which Mr. Ponce, the Company's Chairman of the Board, and Mr. Wallace, a Director, are stockholders, served as general counsel to the Company. The law firm received $275,000 in 2001 for legal services rendered to the Company.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  The following documents are filed as part of this report:

          1.  Financial Statements:                                      Page
              ---------------------                                      ----

              Imperial Industries, Inc. and Subsidiaries:

               Report of Independent Certified Public Accountants          27

               Consolidated Balance Sheets - December 31, 2001 and 2000    28

               Consolidated Statements of Operations - Years Ended
                December 31, 2001, 2000 and 1999.                          29

               Consolidated Statement of Changes of Common Stock and
                Other Stockholders' Equity  -  Three Years Ended
                December 31, 2001.                                         30

               Consolidated Statements of Cash Flows -
                Years ended December 31, 2001, 2000 and 1999               31

               Notes to Consolidated Financial Statements                  33

          2.  Financial Statement Schedules:
              ------------------------------

              II - Valuation and Qualifying Accounts and Reserves          61

          3.  Exhibits
              --------

              Incorporated by reference to the Exhibit Index at the
              end of this Report.                                          62

          (b) Reports on Form 8-K:
              No Form 8-K Reports were filed during the last quarter of the period covered by this Report.

                                   Schedule II


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 2001, 2000 and 1999



                                                            Charged     Charged
                                              Balance       to cost    to other                   Balance at
                                             beginning        and      accounts-   Deductions-      end of
       Description                           of period      expenses   describe     describe        period
       -----------                           ---------      --------   --------     --------        ------
Year ended December 31, 2001:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                     $  400,000     $  375,000     $-      $  322,000(A)     $  453,000
                                             ----------     ----------     ---     ----------        ----------
  Valuation allowance for deferred taxes     $     --       $     --       $-      $     --          $     --
                                             ----------     ----------     ---     ----------        ----------
Year ended December 31, 2000:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                     $  254,000     $  283,000     $-      $  137,000(A)     $  400,000
                                             ----------     ----------     ---     ----------        ----------
  Valuation allowance for deferred taxes     $1,633,000     $     --       $-      $1,633,000(B)     $     --
                                             ----------     ----------     ---     ----------        ----------

Year ended December 31, 1999:

  Reserves and allowances deducted
   from asset accounts:
  Allowance for doubtful accounts:
   Trade                                     $  200,000     $  177,000     $-      $  123,000(A)     $  254,000
                                             ----------     ----------     ---     ----------        ----------
  Valuation allowance for deferred taxes     $2,207,000     $     --       $-      $  574,000(C)     $1,633,000
                                             ----------     ----------     ---     ----------        ----------


(A)  Uncollectible accounts written off, net of recoveries.
(B)  Expiration of related net operating loss carryforwards.
(C)  Deferred tax benefit.

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

  *3.2        Amendment to Certificate of Incorporation of the Company.

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

  10.2        Employment Agreement dated July 26, 1993 between Howard L.  Ehler,
               Jr. and the Company. (Form 8-K dated July 26, 1993).

  10.3        License Agreement between Bermuda Roof Company and Premix Marbletite
               Manufacturing Co., (Form S-4 Registration Statement, Exhibit 10.5).

  10.4        Employee Stock Option Plan (Annual Report on  Form 10-K for the year ended December 31, 2000).

  10.5        Directors Stock Option Plan (Annual Report on Form 10-K for the year ended December 31, 2000).


                                  EXHIBIT INDEX
                                   (continued)



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

                                            IMPERIAL INDUSTRIES, INC.



March 28, 2002               By: /s/ Howard L. Ehler,Jr.
                                 -----------------------------------------------
                                 Howard L. Ehler, Jr., Executive Vice President/
                                         Principal Executive Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ S. Daniel Ponce       Chairman of the Board of      March 28, 2002
------------------------  Directors
S. Daniel Ponce


/s/                       Director
------------------------
Lisa M. Brock


/s/ Milton J. Wallace     Director                      March 28, 2002
------------------------
Milton J. Wallace


/s/ Morton L. Weinberger  Director                      March 28, 2002
------------------------
Morton L. Weinberger


/s/ Howard L. Ehler,Jr.   Director, Executive Vice      March 28, 2002
------------------------  President, Principal
Howard L. Ehler, Jr.      Executive Officer, Chief
                          Financial Officer and
                          Secretary


/s/ Betty J.Murchison     Assistant Vice President      March 28, 2002
------------------------  and Chief Accounting
Betty J. Murchison        Officer