Form 10-Q
period 2002-03-31
IMPERIAL INDUSTRIES INC
filed 2002-05-15
CIK 49930

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     March 31, 2002
                                        -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission file number 1-7190
                                                ------

                            IMPERIAL INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            65-0854631
           --------                                            ----------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1259 Northwest 21st Street, Pompano Beach, Florida 33069-4114
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (954) 917-4114
                                                            --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 6, 2002: 9,220,434

         Total number of pages contained in this document: 25

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      INDEX



                                                                    Page No.
                                                                    --------

Part I.  Financial Information

                  Consolidated Balance Sheets
                   March 31, 2002 and December 31, 2001                3


                  Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001          4

                  Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001          5

                  Notes to Consolidated Financial Statements           6-15

                  Management's Discussion and Analysis of Results      16-22
                   Of Operations and Financial Condition


Part II. Other Information and Signatures

                  Item 1.  Legal Proceedings                           23

                  Item 6.  Exhibits and Reports on Form 8 - K          23-24

                  Signatures                                           25

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      2002             2001
                                                  ------------     ------------
                                                   (Unaudited)

    Assets
Current assets:
  Cash and cash equivalents                       $  2,016,000     $  1,368,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $463,000 and $453,000 at March 31, 2002
   and December 31, 2001, respectively)              4,637,000        4,419,000
  Inventories                                        4,013,000        3,807,000
  Deferred income taxes                                457,000          523,000
  Other current assets                                 328,000          294,000
                                                  ------------     ------------
     Total current assets                           11,451,000       10,411,000
                                                  ------------     ------------

Property, plant and equipment, at cost               4,254,000        4,197,000
  Less accumulated depreciation                     (1,826,000)      (1,749,000)
                                                  ------------     ------------
     Net property, plant and equipment               2,428,000        2,448,000
                                                  ------------     ------------

Deferred income taxes                                  327,000          327,000
                                                  ------------     ------------

Excess cost of investment over net
  assts acquired                                     1,272,000        1,272,000
                                                  ------------     ------------
Other assets                                           129,000          133,000
                                                  ------------     ------------
                                                  $ 15,607,000     $ 14,591,000
                                                  ============     ============
      Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                  $  4,968,000     $  4,335,000
   Current portion of long-term debt                   607,000          669,000
   Accounts payable                                  2,267,000        1,906,000
   Payable to stockholders                             283,000          286,000
   Accrued expenses and other liabilities              766,000          735,000
                                                  ------------     ------------
     Total current liabilities                       8,891,000        7,931,000
                                                  ------------     ------------

Long-term debt, less current maturities              1,374,000        1,440,000
                                                  ------------     ------------

Obligation for appraisal rights                        877,000          877,000
                                                  ------------     ------------

Commitments and contingencies (Note 9)                      --               --
                                                  ------------     ------------

Stockholders' equity:
Common stock, $.01 par value;
 40,000,000 shares authorized;
 9,220,434 issued at March 31, 2002
 and December 2001, respectively                  $     92,000     $     92,000
Additional paid-in-capital                          13,920,000       13,920,000
Accumulated deficit                                 (9,547,000)      (9,669,000)
                                                  ------------     ------------
      Total stockholders' equity                     4,465,000        4,343,000
                                                  ------------     ------------
                                                  $ 15,607,000     $ 14,591,000
                                                  ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2002            2001
                                                  ------------     ------------
                                                           (Unaudited)

Net Sales                                         $  8,709,000     $ 10,168,000

Cost of Sales                                        5,984,000        7,089,000
                                                  ------------     ------------
      Gross profit                                   2,725,000        3,079,000

Selling, general and
administrative expenses                              2,462,000        2,844,000
                                                  ------------     ------------

Operating income                                       263,000          235,000
                                                  ------------     ------------

Other income (expense):
   Interest expense                                   (132,000)        (231,000)
   Miscellaneous income                                 57,000           30,000
                                                  ------------     ------------
                                                       (75,000)        (201,000)
                                                  ------------     ------------

     Income before income taxes                        188,000           34,000

Income tax expense                                     (66,000)         (12,000)
                                                  ------------     ------------

     Net income                                   $    122,000     $     22,000
                                                  ============     ============

Basic earnings per common share                   $        .01     $         --
                                                  ============     ============

Diluted earnings per common share                 $        .01     $         --
                                                  ============     ============

Weighted average common shares outstanding           9,220,434        9,205,434
                                                  ============     ============

Weighted average shares and
potentially dilutive shares outstanding              9,220,434        9,209,214
                                                  ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
                                                            (Unaudited)
Cash flows from operating activities:
      Net income                                     $   122,000    $    22,000
                                                     -----------    -----------

   Adjustments to reconcile net income
   to net cash provided by (used in):
     Depreciation                                        108,000        124,000
     Amortization                                         11,000         20,000
     Debt issue discount                                      --         15,000
     Provision for doubtful accounts                      47,000         74,000
     Provision for income tax                             66,000         12,000
     (Gain)on disposal of fixed assets                    (3,000)            --

     Increase in:
       Accounts receivable                              (265,000)      (209,000)
       Inventory                                        (206,000)      (107,000)
       Prepaid expenses and other assets                 (41,000)      (334,000)

     Increase (decrease) in:
       Accounts payable                                  361,000        890,000
       Payable to Stockholders                            (3,000)            --
       Accrued expenses and
        other liabilities                                 31,000        187,000
                                                     -----------    -----------
     Total adjustments to net income                     106,000        672,000
                                                     -----------    -----------

       Net cash provided by
        operating activities:                            228,000        694,000
                                                     -----------    -----------

Cash flows from investing activities:
       Purchases of property, plant
        and equipment                                   (112,000)       (11,000)
       Proceeds received from sale of
        Property and equipment                            27,000         10,000
       Payment on note payable for acquisitions               --       (100,000)
                                                     -----------    -----------

       Net cash used in investing activities             (85,000)      (101,000)
                                                     -----------    -----------

Cash flows from financing activities:
       Increase (decrease) in notes payable
        banks - net                                      633,000       (659,000)
       Proceeds from issuance of
        long-term debt                                    82,000             --
       Repayment of long-term debt                      (210,000)      (168,000)
                                                     -----------    -----------
       Net cash provided by (used in)
        financing activities                             505,000       (827,000)
                                                     -----------    -----------

Net increase(decrease)in cash and
  cash equivalents                                       648,000       (234,000)
Cash and cash equivalents beginning of period          1,368,000      1,853,000
                                                     -----------    -----------
Cash and cash equivalents end of period              $ 2,016,000    $ 1,619,000
                                                     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Interim Financial Statements
         ----------------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)      Description of Business and Summary of Significant Accounting Policies
         -----------------------------------------------------------------------

                  The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finish wall coatings and mortar products for the construction industry, as well as the purchasing and sale of other building materials from other manufacturers. Sales of the Company's products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

         a) Basis of presentation
            ---------------------

                  The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         b) Concentration of Credit Risk
            ----------------------------

                  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contactors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At March 31, 2002, accounts aggregating $539,000,

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)

         or approximately 10.6% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note (4). The allowance for doubtful accounts at March 31, 2002 of $463,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At March 31, 2002, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

         c) Inventories
            -----------

                  Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

         d) Property, plant and equipment
            -----------------------------

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

         e) Excess Cost of Investment Over Net Assets Acquired and Other
         ---------------------------------------------------------------
            Intangible Assets
            -----------------

                  Licenses, trademarks and deferred financing costs are amortized on the straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing. Excess cost of investment over net assets acquired was amortized using the straight-line method over 40 years and is net of $57,000 accumulated amortization at March 31, 2002 and December 31, 2001. (See
         Note 2 (n) Accounting Changes for goodwill accounting policy adopted January 1, 2002).

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         -----------------------------------------------------------------------
         (continued)

         f) Income Taxes
            ------------

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

         g) Earnings per share of stock
            ---------------------------

                  Basic earnings per share is computed by dividing net income, by the weighted-average number of shares of common stock outstanding each year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. (See Note (8) - Earnings Per Share).

         h) Cash and cash equivalents
            -------------------------

                  The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at March 31, 2002 and December 31, 2001 are short term time deposits of $121,000 and $121,000, respectively. Also included in cash and cash equivalents at March 31, 2002 and December 31, 2001 are $1,183,000 and $698,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of their line of credit.

         i) Revenue recognition policy
            --------------------------

                  Revenue from sales transactions, net of discounts and
              allowances, is recorded upon delivery of inventory to the customer.

         j) Stock based compensation
            ------------------------

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

         k) Accounting estimates
            --------------------

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

         l) Fair Value of Financial Instruments
            -----------------------------------

                  The carrying amount of the Company's financial instruments principally notes payable and obligation for appraisal rights, approximates fair value based on discounted cash flows and because the borrowing rates are similar to the current rates offered to the Company.

         m) Segment Reporting
            -----------------

                  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the three month periods ended March 31, 2002 and 2001, the Company has determined that it operates in a single operating segment.

         n) Accounting Changes
            ------------------

                  Effective January 1, 2002 the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         -----------------------------------------------------------------------
         (continued)

         n) Accounting Changes (continued)
            ------------------

         goodwill and those acquired intangible assets that are required to be included in goodwill. Our adoption of this standard did not have any effect on our accounting for prior business combinations.

                  SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. If goodwill amortization was not recorded in the first quarter of 2001, first quarter 2001 net income would have been $28,000.

                  The Company must complete the first step of the SFAS 142 transitional impairment review by June 30, 2002 and, if necessary, the second step by December 31, 2002. The Company is currently analyzing the effect the adoption of this standard will have on its consolidated financial statements.

         o) New Accounting Pronouncements
            -----------------------------

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of this standard is not expected to have a material effect on its financial statements.

                  In October 2001, the Financial Accounting Standards Board issued "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company's adoption of SFAS 144 on January 1, 2002 did not have a material effect on its consolidated financial statements.

                  In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)

         o) New Accounting Pronouncements (continued)
            -----------------------------

         treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate SFAS 145 having a material effect on their financial statements.

(3)      Inventories
         -----------

                  At March 31, 2002 and December 31, 2001 inventories consisted of:

                                                     2002               2001
                                                     ----               ----
                  Raw Materials                 $   467,000         $   465,000
                  Finished Goods                  3,304,000           3,062,000
                  Packaging materials               242,000             280,000
                                                -----------         -----------
                                                $ 4,013,000         $ 3,807,000

(4)      Notes Payable
         -------------

                  At March 31, 2002 and December 31, 2001 notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (5.25% at March 31, 2002), expires June 19, 2003, and is subject to annual review.

                  At March 31, 2002 the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $5,133,000 of which $4,968,000 was outstanding. The average amounts outstanding for the three month periods ended March 31, 2002 and 2001 were $4,583,000 and $4,885,000, respectively.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)      Long-Term Debt and Current Installments of Long-Term Debt
         ---------------------------------------------------------

                  Included in long-term debt at March 31, 2002, are four mortgage loans, collateralized by real property, in the aggregate amount of $899,000, less current installments aggregating $65,000.

                  During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued uncollateralized 8% promissory notes as partial consideration. At March 31, 2002, aggregate remaining notes of $380,000 were classified as long-term debt, less current installments of $270,000.

                  Other long-term debt in the aggregate amount of $702,000, less current installments of $272,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 4.89% to 10.83%.

(6)      Income Taxes
         ------------

                  At March 31, 2002, the net deferred tax asset of approximately $784,000 consisted mostly of the tax effect of net operating loss carryforwards of $665,000. The operating loss carryforwards expire in varying amounts through 2009.

                  In the three months ended March 31, 2002 and 2001, the Company recognized income tax expense of $66,000 and $12,000, respectively.

(7)      Capital Stock
         -------------

         (a) Common Stock
             ------------

                  At March 31, 2002, the Company has outstanding 9,220,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

         (b) Preferred Stock
             ---------------

                  The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof,

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(7)      Capital Stock (continued)
         -------------

         (b) Preferred Stock (continued)
             ---------------

         the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At March 31, 2002 and December 31, 2001, there were no shares of preferred stock outstanding.

         (c) Warrants
             --------

                  At March 31, 2002, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

         (d) Stock Option Plans
             ------------------

                  The Company has two stock option plans, the Directors' Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months form the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively. As of March 31, 2002, options for 400,000 shares were available for future grants under the 1999 Plans.

(8)      Earnings Per Share
         ------------------

                  Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the three months ended March 31, 2002 and 2001 (in thousands except per share amounts):

                                     2002                    2001
                           ---------------------     ---------------------
                                            Per                       Per
                           Income  Shares  Share     Income  Shares  Share

Net income                 $122                       $22
Basic earnings             $122    9,220   $.01       $22    9,205   $ --
 per share                 ----    -----   ----       ---    -----   ----

Effect of dilutive
 securities:
Warrants                              --                         4
                           ----    -----   ----       ---    -----   ----
Diluted earnings
 per common share          $122    9,220   $.01       $22    9,209   $ --
                           ----    -----   ----       ---    -----   ----

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(9)      Commitments and Contingencies
         -----------------------------

         (a) Contingencies
             -------------

                  As of May 1, 2002, the Company's subsidiary, Acrocrete, Inc., and other parties are defendants in 32 lawsuits pending in various Southeastern states, by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company's insurance carriers have accepted coverage for 27 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other 5 lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                  On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer / Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carriers have not made a decision regarding coverage to date, but have retained counsel on behalf of Premix and are paying defense costs. The Company expects the insurance company to eventually accept coverage. Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

                  Premix and Acrocrete are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

                  On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger. The Company recorded $877,000 in the accompanying consolidated balance sheets at March 31, 2002 and December 31,

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(9)      Commitments and Contingencies (continued)
         -----------------------------

        (a) Contingencies (continued)
            -------------

         2001, as an estimate for the obligation for appraisal rights based on the estimated fair value of the consideration they could have received had they not elected dissenters' rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. The Chancery Court has scheduled a trial for the appraisal rights for the middle of June 2002. However, the Company does not expect a final non-appealable judicial determination requiring the Company to make payment to the Dissenting Shareholders' in the twelve months ended March 31, 2002. Accordingly, the obligation continues to be classified as long-term.

         (b) Lease Commitments
             -----------------

                  At March 31, 2002, certain property, plant and equipment were leased by the Company under long-term leases. The Company will pay aggregate annual rent of approximately $1,048,000 for its current operating leases. The leases expire at various dates ranging from June 30, 2002 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         General
         -------

                  The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of their effect on the construction industry are uncertain and cannot be predicted.

         Special Note Regarding Forward-Looking Statements
         -------------------------------------------------

                  This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the outcome of litigation; the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; and labor and employee benefit costs.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Results of Operations
         ---------------------

         Three Months Ended March 31, 2002 Compared to 2001
         --------------------------------------------------

                  Net Sales for the three months ended March 31, 2002 decreased $1,459,000 or approximately 14.3% compared to 2001. The closure of certain under-performing distribution facilities, and the elimination of installation services and sales of gypsum wallboard at certain locations during 2001, in combination with reduced demand for certain of the Company's manufactured products, accounted for the sales decline in the first quarter of 2002 compared to 2001. The closure of the under-performing operations accounted for $916,000 of the sales decline in the first quarter comparable periods.

                  Gross profit as a percentage of net sales for the first quarter of 2002 was approximately 31.3% compared to 30.3% in 2001. The increase in gross profit margins was principally due to a greater proportion of consolidated sales from company manufactured products having higher gross profit margins. This is attributable to (i) the closure of certain under-performing distribution facilities in 2001 whose sales were primarily comprised of lower gross profit margin products manufactured by other companies and (ii) the Company's continuing efforts to emphasize the sales of its manufactured products through its distribution facilities and to decrease reliance on sales of lower margin gypsum products. The Company recently increased its sales force to further promote the sales of its manufactured products to the end-user.

                  Market prices for gypsum wallboard, a major product line purchased and sold by Company-owned distributors, were believed to be slightly higher in 2002 compared to the average prices realized for the same period in 2001. The trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of 2001, has rebounded from the historically low levels during the third quarter ended September 30, 2001. During that quarter, certain manufacturers reduced production of gypsum wallboard and a stronger demand for gypsum wallboard

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Three Months Ended March 31, 2002 Compared to 2001 (continued)
         --------------------------------------------------

         resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels. The Company is unable to determine if the improvement in prices will be maintained or trend higher during the remainder of 2002. However, additional price increases for gypsum wallboard have been announced for May 2002.

                  Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2002 were approximately 28.3% compared to 28.0% in 2001. Selling, general and administrative expenses decreased $382,000 or approximately 13.4% in 2002, compared to 2001. The decrease in expenses was primarily due to a reduction in operating costs associated with closing under-performing distribution locations and Company-wide reductions in manpower to gain improved operating efficiencies, which took place during 2001.

                  During 2001 the Company took action to improve operating performance of the Company's distribution locations through: (i) an approximate 32% reduction in workforce;(ii) closure of under-performing distribution locations in Hattiesburg, Picayne and Pascagoula, Mississippi; (iii) elimination of installation services at two locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products.

                  Interest expense decreased $99,000 in the first quarter of 2002, or approximately 42.9%, compared to 2001. The decrease in interest expense in the first three months of 2002 was primarily due to a lower average amount outstanding under the Company's line of credit as a result of closing the distribution facilities in 2001, the payment of the Company's debentures at December 31, 2001, which had an effective annual interest rate of 16%, and lower interest rates under its variable rate borrowings.

                  In the first quarter of 2002, the Company recognized income tax expense of $66,000 compared to $12,000 for the first three months of 2001.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

                  As a result of the above factors, the Company had net income of $122,000 or $.01 per fully diluted share for the first quarter of 2002, compared to net income of $22,000 or $ .00 per share for 2001.

         Liquidity and Capital Resources
         -------------------------------

                  Sources and Uses of Cash
                  ------------------------

                  The Company realized approximately $228,000 and $694,000 of net cash from operations for the first three months of 2002 and 2001 respectively. In the first quarter of 2001 net cash provided by operating activities included an $890,000 increase in accounts payables compared to a $361,000 increase in the same quarter in 2002.

                  During the first quarter of 2002, the net expenditures for investing activities were $85,000 compared to $101,000 in 2001. The purchase of equipment to up-grade the Company's manufacturing equipment and distribution capabilities accounted for the majority of the 2002 expenditures.

                  During the three months ended March 31, 2002, the line of credit balance increased approximately $633,000 to meet the Company's working capital needs. The Company also made principal payments on other debt totaling $210,000 during the quarter.

                  Future Commitments and Funding Sources
                  --------------------------------------

                  At March 31, 2002, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2001. See Notes 5 and 9 in the accompanying financial statements for additional information regarding the Company's commitments.

                  At March 31, 2002, the Company had working capital of approximately $2,560,000 compared to working capital of $2,480,000 at December 31, 2001. As of March 31, 2002, the Company had cash and cash equivalents of $2,016,000, which included customer payments in the amount of $1,183,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

                  Liquidity and Capital Resources (continued)
                  -------------------------------

                  The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2003, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts receivable outstanding more than 120 days are not eligible under the agreement. At March 31, 2002, $4,968,000 was outstanding under the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $4,968,000) of approximately $5,133,000 at March 31, 2002.

                  Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of March 31, 2002, the Company owned and operated eleven distribution outlets. Accounts receivable, net of a $463,000 allowance, at March 31, 2002 was $4,637,000 compared to $4,419,000 at December 31, 2001.

                  As a result of the consummation of the December 31, 1998 merger, among other things, the Company agreed to pay $733,000 in cash to the former preferred shareholders and issued $985,000 face value Debentures due December 31, 2001. Amounts payable to such shareholders at March 31, 2002 on the Company's consolidated balance sheets of $283,000 results from the former holders non-compliance with the conditions for payment.

                  Holders representing 81,100 preferred shares have elected dissenter's rights, which under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

                  The Company presently is focusing its efforts on building market share for the sale of it products, reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations. In addition, the Company is planning the implementation of an upgraded centralized management information system for its distribution operations. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash portion of the expenditures for these projects to exceed $100,000.

                  The Company believes its cash on hand and the maintenance of the borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of the on-going capital expenditure programs. The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company's ability to successfully achieve and maintain profitable operations, to obtain its forecasted cash flow and resolve its litigation on terms favorable to the Company. The eventual outcome of the appraisal rights litigation cannot be predicted at this time. However, the Chancery Court has scheduled a trial for the appraisal rights for the middle of June 2002. The Company does not expect a final non-appealable judicial determination requiring the Company to make payment to the Dissenting Shareholders prior to April 1, 2003. To the extent the Company is required, or chooses, to fund future cash requirements from sources other than as discussed above, it will seek to secure additional financing from banks and others through the offering of debt and/or equity. There can be no assurance that such financing will be available on terms acceptable to the Company.

Item 3   Market Risks
         ------------

                  Residential and Commercial Construction Activity
                  ------------------------------------------------

                  The Company's sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company's control. Some of these factors include interest rates, employment levels, availability of credit, prices of raw materials and consumer confidence. Downturns in the markets that the Company serve or in the economy generally could have a material adverse effect on the Company's operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company's gross margins.

                  The Company's first quarter revenues and, to a lesser extent, its fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of the Company's overhead and expense remains relatively fixed throughout the year, Company profits also tend to be lower during the first and fourth quarters.

                  Exposure to Interest Rates
                  --------------------------

                  The Company has two variable rate mortgages totaling $439,000 at March 31, 2002. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company's $6,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information


Item 1.  Legal Proceedings
         -----------------

                  See notes to Consolidated Financial Statements, Note 9 (a), set forth in Part I Financial Information.


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

3.1 Certificate of Incorporation of the Company, (Incorporated by reference to Form S-4 Registration Statement, Exhibit 3.1).

3.2 Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2).

3.3 By-Laws of the Company, (Incorporated by reference to Form S-4 Registration Statement, Exhibit 3.2).

4.1 Form of Common Stock Purchase Warrant issued to Auerbach, Pollak & Richardson Inc., (Incorporated by reference to Form S-4 Registration Statement, Exhibit 4.1).

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


10.4 Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.4).


10.5 Directors Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.5).

(b)      Reports on Form 8-K
         -------------------
         None.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                            IMPERIAL INDUSTRIES, INC.
                                            By: /S/  Howard L. Ehler, Jr.
                                                -------------------------
                                                Howard L. Ehler, Jr.
                                                Executive Vice President/
                                                Principal Executive Officer



                                            By: /S/  Betty Jean Murchison
                                                -----------------------------
                                                Betty Jean Murchison
                                                Chief Accounting Officer/
                                                Assistant Vice President



May 14, 2002