Form 10-Q
period 2002-06-30
IMPERIAL INDUSTRIES INC
filed 2002-08-14
CIK 49930

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          June 30, 2002
                               ----------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to  _______________

Commission file number                  1-7190
                       -----------------------

                            IMPERIAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                           65-0854631
         --------                           ----------
(State of other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida    33069-1428
------------------------------------------------------------------
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (954) 917-4114
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

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 5, 2002: 9,235,434

         Total number of pages contained in this document: 28

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                       Page No.

Part I.  Financial Information

                  Consolidated Balance Sheets
                   June 30, 2002 and December 31, 2001                     3


                  Consolidated Statements of Operations
                   Six Months and Three Months Ended June 30,
                   2002 and 2001                                           4

                  Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2002 and 2001                5-6

                  Notes to Consolidated Financial Statements              7-18

                  Management's Discussion and Analysis of Results        19-25
                   Of Operations and Financial Condition


Part II. Other Information and Signatures

                  Item 1.  Legal Proceedings                               26

                  Item 6.  Exhibits and Reports on Form 8 - K              26

                  Signatures                                               27

                  Certification Pursuant to 18 U.S.C. Section
                  1350 as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                               28

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                 June 30,      December 31,
                                                  2002             2001
                                               ------------    ------------
                                               (unaudited)
      Assets
      ------
Current assets:
  Cash and cash equivalents                    $  1,554,000    $  1,368,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $460,000 and $453,000 at June 30, 2002
   and December 31, 2001, respectively)           4,924,000       4,419,000
  Inventories                                     3,968,000       3,807,000
  Deferred income taxes                             561,000         523,000
  Other current assets                              483,000         294,000
                                               ------------    ------------
     Total current assets                        11,490,000      10,411,000
                                               ------------    ------------

Property, plant and equipment, at cost            4,294,000       4,197,000
  Less accumulated depreciation                  (1,923,000)     (1,749,000)
                                               ------------    ------------
     Net property, plant and equipment            2,371,000       2,448,000
                                               ------------    ------------

Deferred income taxes                               483,000         327,000
                                               ------------    ------------

Excess cost of investment over net
  assets acquired                                        --       1,272,000
                                               ------------    ------------
Other assets                                        139,000         133,000
                                               ------------    ------------
                                               $ 14,483,000    $ 14,591,000
                                               ============    ============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
   Notes payable                               $  5,258,000    $  4,335,000
   Current portion of long-term debt                733,000         669,000
   Accounts payable                               1,859,000       1,906,000
   Obligation for appraisal rights                  877,000              --
   Payable to stockholders                          262,000         286,000
   Accrued expenses and other liabilities           711,000         735,000
                                               ------------    ------------
     Total current liabilities                    9,700,000       7,931,000
                                               ------------    ------------

Long-term debt, less current maturities           1,072,000       1,440,000
                                               ------------    ------------

Obligation for appraisal rights                          --         877,000
                                               ------------    ------------

Commitments and contingencies (Note 10)                  --              --
                                               ------------    ------------

Stockholders' equity:
 Common stock, $.01 par value
 40,000,000 shares authorized; 9,235,434 and
 9,220,434 issued at June 30, 2002
 and December 2001, respectively                     92,000          92,000
Additional paid-in-capital                       13,924,000      13,920,000
Accumulated deficit                             (10,305,000)     (9,669,000)
                                               ------------    ------------
      Total stockholders' equity                  3,711,000       4,343,000
                                               ------------    ------------
                                               $ 14,483,000    $ 14,591,000
                                               ============    ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                              Six Months Ended                     Three Months Ended
                                                                  June 30,                             June 30,
                                                    -------------------------------        ------------------------------
                                                           2002               2001               2002              2001
                                                    -------------------------------        ------------------------------
Net Sales                                            $18,152,000        $20,925,000        $ 9,443,000        $10,757,000
Cost of Sales                                         12,442,000         14,549,000          6,458,000          7,460,000
                                                    ------------        -----------        -----------        -----------
     Gross profit                                      5,710,000          6,376,000          2,985,000          3,297,000
Selling, general and
administrative expenses                                5,172,000          5,759,000          2,710,000          2,915,000
                                                    ------------        -----------        -----------        -----------
     Operating income                                    538,000            617,000            275,000            382,000
                                                    ------------        -----------        -----------        -----------
Other income (expense):
   Interest expense                                     (268,000)          (449,000)          (136,000)          (218,000)
   Miscellaneous income                                  172,000             52,000            115,000             22,000
                                                    ------------        -----------        -----------        -----------
                                                         (96,000)          (397,000)           (21,000)          (196,000)
                                                    ------------        -----------        -----------        -----------
     Income before taxes and cumulative
     effect of change in accounting
     principle for SFAS 142                              442,000            220,000            254,000            186,000
Income tax expense                                      (289,000)           (77,000)          (223,000)           (65,000)
                                                    ------------        -----------        -----------        -----------
     Net income before cumulative effect
     of change in accounting principle
     for SFAS 142                                        153,000            143,000             31,000            121,000
     Cumulative effect of change in
     accounting principle for SFAS 142
     (Note 4)                                           (789,000)                --                 --                 --
                                                    ------------        -----------        -----------        -----------
Net (loss) income                                    $  (636,000)       $   143,000        $    31,000        $   121,000
                                                    ============        ===========        ===========        ===========

Basic earnings per share:
     Net income before cumulative effect
     of change in accounting principle               $       .02        $       .02        $        --        $       .01
     Cumulative effect of change in
     accounting principle                                  (.09)                 --                 --                 --
                                                    ------------        -----------        -----------        -----------
Net (loss) income                                    $     (.07)        $       .02        $        --        $       .01
                                                    ============        ===========        ===========        ===========

Diluted earnings per share:
     Net income before cumulative effect
     of change in accounting principle              $       .02         $       .02        $        --        $       .01
     Cumulative effect of change in
     accounting principle                                  (.09)                --                  --                 --
                                                    ------------        -----------        -----------        -----------
Net (loss) income                                   $      (.07)        $       .02        $        --        $       .01
                                                    ============        ===========        ===========        ===========

Weighted average shares outstanding                    9,222,423          9,207,601          9,224,390          9,209,767
                                                    ============        ===========        ===========        ===========
Weighted average shares and
potentially dilutive shares outstanding                9,222,423          9,209,824          9,251,057          9,209,767
                                                    ============        ===========        ===========        ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 -------------------------------
                                                                                    2002               2001
                                                                                 ----------          -----------
                                                                                          (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                              $(636,000)         $ 143,000
                                                                                  ----------         ---------

   Adjustments to reconcile net income to net cash (used in) provided by:
     Cumulative effect of change in accounting principle                            789,000                 --
     Depreciation                                                                   221,000            251,000
     Amortization                                                                    14,000             41,000
     Debt issue discount                                                                 --             30,000
     Provision for doubtful accounts                                                112,000            140,000
     Provision for income tax                                                       289,000             77,000
     Compensation expense-issuance of stock                                           4,000              5,000
     (Gain)loss on disposal of property
       and equipment                                                                 (2,000)             5,000
     Other                                                                           (6,000)                --

    (Increase) decrease in:
      Accounts receivable                                                          (617,000)          (345,000)
      Inventory                                                                    (161,000)           162,000
      Prepaid expenses and other assets                                            (209,000)          (300,000)

     Increase (decrease) in:
       Accounts payable                                                             (47,000)           141,000
       Accrued expenses and other liabilities                                       (42,000)           (99,000)
                                                                                  ----------         ---------
     Total adjustments to net income                                                345,000            108,000
                                                                                  ----------         ---------

       Net cash (used in) provided by
        operating activities:                                                      (291,000)           251,000
                                                                                  ----------         ---------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                                               (172,000)           (24,000)
      Proceeds received from sale of
       property and equipment                                                        30,000             25,000
      Payment on note payable for acquisitions                                           --           (100,000)
                                                                                  ----------         ---------

      Net cash (used in) investing activities                                      (142,000)           (99,000)
                                                                                  ----------         ---------

Cash flows from financing activities
      Increase (decrease) in notes payable
       banks - net                                                                  923,000            (16,000)
      Proceeds from issuance of long-term debt                                      111,000                 --
      Repayment of long-term debt                                                  (415,000)          (448,000)
                                                                                  ----------         ---------
       Net cash provided by (used in)
        financing activities                                                        619,000           (464,000)
                                                                                  ----------         ---------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   -continued-


                                                            Six Months Ended
                                                                 June 30,
                                                       ------------------------------
                                                           2002              2001
                                                       ----------         -----------
Net increase(decrease)in cash and
  cash equivalents                                        186,000            (312,000)
Cash and cash equivalents beginning of period           1,368,000           1,853,000
                                                       ----------         -----------
Cash and cash equivalents end of period                $1,554,000         $ 1,541,000
                                                       ==========         ===========

Non-cash transactions:
    Issuance of 15,000 shares of common stock
         to an employee of the Company
         in 2002 and 2001                              $    4,000         $     5,000
                                                       ==========         ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Interim Financial Statements
         ----------------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

              b) Concentration of Credit Risk
                 ----------------------------

                 Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contactors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At June 30, 2002, accounts aggregating $610,000

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)

              or approximately 11.3% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note
              (5). The allowance for doubtful accounts at June 30, 2002 of $460,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At June 30,
              2002, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

              c) Inventories
                 -----------

                 Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

              d) Property, plant and equipment
                 -----------------------------

                 Property, plant and equipment is stated at cost, less
              accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the depreciable assets. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized. Differences between the proceeds received on the sale of property, plant and equipment and the carrying value of the assets on the date of sale is credited to or charged against net income.

              e) Excess Cost of Investment Over Net Assets Acquired and Other
                 ------------------------------------------------------------
                 Intangible Assets
                 -----------------

                 Licenses, trademarks and deferred financing costs are
              amortized on the straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing. Excess cost of investment over net assets acquired was amortized using the straight-line method over 40 years until December 31, 2001 and is net of $57,000 accumulated amortization at June 30, 2002 and December 31, 2001. (See Note 4 for goodwill accounting policy adopted January 1, 2002).

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

              g) Earnings per share of stock
                 ---------------------------

                 Basic earnings per share is computed by dividing net income, by the weighted-average number of shares of common stock outstanding each year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. (See Note (9) - Earnings Per Share).

              h) Cash and cash equivalents
                 -------------------------

                 The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at June 30, 2002 and December 31, 2001 are short term time deposits of $122,000 and $121,000, respectively. Also included in cash and cash equivalents at June 30, 2002 and December 31, 2001 are $952,000 and $698,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit.

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

              m) Segment Reporting
                 -----------------

                 The Company has adopted SFAS No. 131, Disclosures about
              Segments of an Enterprise and Related Information. For the six month periods ended June 30, 2002 and 2001, the Company has determined that it continues to operate in a single operating segment.

              n)  New Accounting Pronouncements
                  -----------------------------

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

                  In October 2001, the Financial Accounting Standards Board
            issued "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)     Description of Business and Summary of Significant Accounting Policies
        ----------------------------------------------------------------------
        (continued)

            n) New Accounting Pronouncements (continued)
               -----------------------------

            and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company's adoption of SFAS 144 on January 1, 2002 did not have a material effect on its consolidated financial statements.

                  In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB
            Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate SFAS 145 having a material effect on their financial statements.

                  In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the date of an entity's commitment to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

(3)     Inventories

            At June 30, 2002 and December 31, 2001 inventories consisted of:

                                        2002                2001
                                     ----------          ----------
Raw Materials                        $  518,000          $  465,000
Finished Goods                        3,197,000           3,062,000
Packaging materials                     253,000             280,000
                                     ----------          ---------
                                     $3,968,000          $3,807,000
                                     ----------          ---------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(4)     Goodwill and Other Intangible Assets
        ------------------------------------

                  Effective January 1, 2002 the Company adopted SFAS 141,
            "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company's adoption of this standard did not have any effect on our accounting for prior business combinations.

                  SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. If goodwill amortization had not been recorded in the first six months and second quarter of 2001, net income would have been $156,000 and $128,000, respectively, with no impact on earnings per share.

                           The Company has completed their SFAS 142 transitional
              impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $1,272,000 associated with the fiscal 2000 Just-Rite Supply, Inc. acquisitions of several distribution facilities, should be reduced to $0. The fair value of the reporting unit (Just-Rite Supply, Inc) was determined using the present value of expected future cash flows and other valuation measures.

                           The $1,272,000 ($789,000 net of related tax
              benefit) non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the six-month period ended June 30, 2002. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(4)      Goodwill and Other Intangible Assets (continued)
         ------------------------------------

              in other than the first interim reporting period, it shall be recognized in the first interim period irrespective of the period in which it is measured. The impact on the three-month period ended March 31, 2002 is as follows:

                                                          Three Months Ended March 31, 2002
                                            --------------------------------------------------------------

                                            Net Income/(Loss)          Basic EPS        Diluted EPS
                                            --------------------------------------------------------------
            Reported Net Income              $   122,000                $   0.01         $   0.01

            Less: Impairment Charge          $  (789,000)               $  (0.08)        $  (0.08)

            Adjusted Net Loss                $  (667,000)               $  (0.07)        $  (0.07)

(5)      Notes Payable
         -------------

                  At June 30, 2002 and December 31, 2001 notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (5.25% at June 30, 2002), expires June 19, 2003, and is subject to annual review.

                  At June 30, 2002 the line of credit limit available for
              borrowing based on eligible receivables and inventory aggregated to $5,258,000, all of which was outstanding. The average amounts outstanding for the six month periods ended June 30, 2002 and 2001 were $4,866,000 and $5,038,000, respectively.

(6)   Long-Term Debt and Current Installments of Long-Term Debt
      ---------------------------------------------------------

                  Included in long-term debt at June 30, 2002, are four mortgage loans, collateralized by real property, in the aggregate amount of $883,000, less current installments aggregating $261,000.

                  During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued $850,000 uncollateralized 8% promissory notes as partial consideration. At June 30, 2002, aggregate remaining notes of $268,000 were classified as long-term debt, less current installments of $212,000.

                  Other long-term debt in the aggregate amount of $654,000,
              less current installments of $260,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 4.89% to 10.83%.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)      Income Taxes
         ------------

               At June 30, 2002, the net deferred tax asset of approximately
            $1,044,000 consisted mostly of the tax effect of net operating loss carryforwards of $442,000 and the tax effect of the goodwill written off of $534,000. Reflected in the $442,000 is the effect of a second quarter 2002 valuation allowance recorded by the Company of $319,000 against the operating loss carryforward for amounts expected to expire. The operating loss carryforwards expire in varying amounts through 2009.

               In the six months ended June 30, 2002 and 2001, the Company recognized an income tax benefit of $194,000 and tax expense of $77,000, respectively.

(8)      Capital Stock
         -------------

             (a) Common Stock
                 ------------

               At June 30, 2002, the Company had outstanding 9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

                 In June 2002 and 2001, the Company issued 15,000 shares of common stock as incentive compensation to an employee pursuant to the terms of an employment agreement.

              (b) Preferred Stock
                  ---------------

                  The authorized preferred stock of the Company consists of
              5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At June 30, 2002 and December 31, 2001, there were no shares of preferred stock outstanding.

              (c) Warrants
                  --------

                  At June 30, 2002, the Company had warrants outstanding to
              purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

              (d) Stock Option Plans
                  ------------------

                             The Company has two stock option plans, the
              Directors' Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months form the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively.

                    During the three months ended June 30, 2002 the Company
              granted options to purchase 80,000 shares at $.22 per share for a five year period consisting of 40,000 shares under the Employee Stock Option Plan(the "Employee Plan")and 40,000 shares under the Directors' Stock Option Plan (the "Directors' Plan"). As of June 30, 2002, options for 360,000 shares were available for future grants under the Employee Plan. No shares are currently available for future grant under the Directors' Plan.

(9)           Earnings Per Share
              ------------------

                  Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the six months and three months ended June 30, 2002 and 2001 (in thousands except per share amounts):
                                               Six Months
                                               ----------
                                  2002                           2001
                          ----------------------       -----------------------
                                                 Per                       Per
                          Income       Shares   Share    Income   Shares   Share

Net (loss) income          $(636)                         $143
Basic earnings             $(636)      9,222    $(.07)    $143    9,208    $.02
 per share                 -----       -----    ------    ----    -----    ----
Effect of dilutive
 securities:
Options/Warrants              --          --       --      --        2      --
                           -----       -----    -----     ----    -----    ----
Diluted earnings
 per common share          $(636)      9,222    $(.07)    $143    9,210    $.02
                           -----       -----    ------    ----    -----    ----

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

                                             Three Months
                                             ------------
                                  2002                           2001
                          ----------------------       -----------------------
                                            Per                           Per
                          Income  Shares   Share       Income   Shares   Share

Net income                 $31                          $121
Basic earnings             $31     9,224      --        $121     9,210   $.01
 per share                 ----    -----    ----        ----     -----   ----
Effect of dilutive
 securities:
Options/Warrants             --       27      --          --         0     --
                           ----     ----    ----        ----    ------   ----
Diluted earnings
    per common share       $31     9,251      --        $121     9,210   $.01
                           ----    -----    ----        ----     -----   ----


                  For the six months ended June 30, 2002 and 2001, 550,000 and
              183,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive. For the quarter ended June 30, 2002 and 2001, 390,000 and 183,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)          Commitments and Contingencies
              -----------------------------

              (a) Contingencies
                  -------------

                  As of August 1, 2002, one of the Company's subsidiaries,
              Acrocrete, Inc., and other parties are defendants in 34 lawsuits pending in various Southeastern states, by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company's insurance carriers have accepted coverage for 26 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other 8 lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                  On June 15, 1999, another of the Company's subsidiaries,
              Premix, was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix Marbletite
              Manufacturing Co., et al., in Miami-Dade County Florida. The lawsuit raises a number of

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

              allegations against twelve separate defendants involving alleged construction defects. Plaintiff has alleged only one count against Premix, which claims that certain materials, purportedly provided by Premix to the Developer / Contractor and used to anchor balcony railings to the structure were defective. The Company's insurance carriers have not made a decision regarding coverage to date, but have retained counsel on behalf of Premix and are paying defense costs. The Company expects the insurance company to eventually accept coverage. Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

                  Premix and Acrocrete are both engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

                  On April 23, 1999, certain Dissenting Shareholders owning
              shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger. The Company recorded $877,000 in the accompanying consolidated balance sheets at March 31, 2002 and December 31, 2001, as an estimate for the obligation for appraisal rights based on the estimated fair value of the consideration they could have received had they not elected dissenters' rights. The Chancery Court may determine fair value is less than, equal to, or greater than an aggregate of $877,000. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. As of the date hereof, the trial court has not issued a ruling. The Company does not expect a final non-appealable judicial determination requiring the Company to make payment to the Dissenting Shareholders prior to April 1, 2003. At June 30, 2002 the obligation for appraisal rights was classified as current liability.


              (b) Lease Commitments
                  -----------------

                   At June 30, 2002, certain property, plant and equipment were under lease by the Company under long-term leases. The Company will pay aggregate annual rent of approximately $1,048,000 for its current operating leases. The leases expire at various dates ranging from December 31, 2002 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(11)          Subsequent Event
              ----------------

                    On July 19, 2002 at the Company's Annual Meeting of
              Shareholders, the Company's Shareholders approved a proposal for a one for five reverse common stock split ("Reverse Stock Split"). Pursuant to the terms of the proposal, the Reverse Stock Split was to become effective upon filing an appropriate certificate with the Secretary of State of Delaware. Notwithstanding the approval of the Reverse Stock Split, the Board of Directors reserved the right, without further action by the Shareholders, to elect not to proceed with the Reverse Stock Split if at any time prior to filing such certificate with the State of Delaware, the Board of Directors, in its sole discretion, determined that it was no longer in the best interests of the Company and its stockholders. In addition, the Board of Directors reserved the right to delay the Reverse Stock Split for up to twelve months following the stockholder approval.

                   The Board of Directors determined it was in the best
              interest of the Company to temporarily postpone the implementation of the Reverse Stock Split until a future date. The Company expects to proceed with the Reverse Stock Split in the near future.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

                    These risks may not be exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Results of Operations
         ---------------------

         Six Months and Three Months Ended June 30, 2002 Compared to 2001
         ----------------------------------------------------------------

                    Net Sales for the six months and three months ended June 30,
               2002 decreased $2,773,000 and $1,314,000 or approximately 13.3%
               and 12.2%, respectively compared to the same periods in 2001. The closure of certain under-performing distribution facilities, and the elimination of installation services and sales of gypsum wallboard at certain locations during 2001, in combination with reduced demand for certain of the Company's manufactured products, accounted for the principal amount of the sales decline in the six months and second quarter in 2002 compared to the same periods in 2001. The closure of the under-performing operations accounted for $1,776,000 and $860,000 of the sales decline in the six months and second quarter 2002 comparable periods. Second quarter sales were also adversely impacted by an unusual large amount of rain in June in the Company's principal markets, which slowed construction and consequently reduced demand for the Company's products during the month.

                    Gross profit as a percentage of net sales for the six months and three months ended June 30 of 2002 was approximately 31.5% and 31.6%, compared to 30.5% and 30.6% for the same periods in 2001. The increase in gross profit margins was principally due to a greater proportion of consolidated sales from company manufactured products having higher gross profit margins. This is primarily attributable to (i) the closure of certain under-performing distribution facilities in 2001 whose sales were primarily comprised of lower gross profit margin products manufactured by other companies and (ii) the Company's continuing efforts to emphasize the sales of its manufactured products through its distribution facilities and to decrease reliance on sales of lower margin gypsum products. The Company recently increased its sales force to further promote the sales of its manufactured products to the end-user.

                    Market prices for gypsum wallboard, a major product line
               purchased and sold by the Company's distribution operations, were believed to be slightly higher in the six months ended June 30, 2002 compared to the average prices realized for the same period in 2001. The trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of 2001, has rebounded to a certain extent from the historically low levels during the third quarter ended September 30, 2001. During that quarter, certain

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------


               Six Months and Three Months Ended June 30, 2002 Compared to 2001
               ----------------------------------------------------------------
               (continued)

               manufacturers reduced production of gypsum wallboard and a stronger demand for gypsum wallboard resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels prior to 2000. The Company is unable to determine if the improvement in prices will trend higher or even be maintained at current levels, during the remainder of 2002.

                    Selling, general and administrative expenses as a percentage of net sales for the six months and second quarter of 2002 were approximately 28.5% and 28.7%, compared to 27.5% and 27.1% in 2001. Selling, general and administrative expenses decreased $587,000 and $205,000,or approximately 10.2% and 7.0% in 2002, compared to the same periods 2001. The decrease in expenses was primarily due to a reduction in operating costs associated with closing under-performing distribution locations and Company-wide reductions in manpower to gain improved operating efficiencies, which took place during 2001. Selling, general and administrative expenses increased in the second quarter of 2002 compared to the first quarter primarily as a result of sales and marketing initiatives to increase sales for its manufactured products.

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

                    Interest expense decreased $181,000 and $82,000 in the six months and second quarter of 2002, or approximately 40.3% and 37.6%, compared to the same period in 2001. The decrease in interest expense in the 2002 periods was primarily due to a lower average amount outstanding under the Company's line of credit as a result of closing the distribution facilities in 2001, the payment of the Company's debentures at December 31, 2001, which had an effective annual interest rate of 16%, and lower interest rates under its variable rate borrowings. Miscellaneous income for the six months and second quarter of 2002 included insurance refunds of approximately $91,000 and $84,000, respectively, as a result of lower claims than provided for in the underlying insurance policies.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------


                    In the six months and second quarter of 2002, the Company
               recognized income on tax benefit of $194,000 and tax expense of $223,000, respectively, compared to income tax expense of $77,000 and $65,000 for the same periods in of 2001.

                    As a result of the above factors, the Company had a net loss of $636,000 and net income of $31,000, or $(.07) per fully diluted share for the six months, and no earnings per fully diluted share for the second quarter of 2002, compared to net income of $143,000 and $121,000, or $.02 and $.01 per share for 2001.

               Liquidity and Capital Resources
               -------------------------------

                    Sources and Uses of Cash
                    ------------------------

                    The Company's operations used $291,000 in cash for the
               six months ended June 30, 2002 due primarily to a $778,000 increase in net accounts receivable and inventory. Sales in June 2002 were adversely impacted by an unusually large amount of rain which slowed construction and resulted in reduced receivable collections and higher inventories at the end of the period. In the first six months of 2001 net cash provided by operating activities of $251,000 included a net increase of only $183,000 in accounts receivable and inventory.

                    During the first six months of 2002, the net expenditures
               for investing activities were $142,000 compared to $99,000 in 2001. The purchase of equipment to up-grade the Company's manufacturing equipment and distribution capabilities accounted for the majority of the 2002 expenditures.

                    During the six months ended June 30, 2002, the line of
               credit balance increased approximately $923,000 to meet the Company's working capital needs. The Company made principal payments on other debt totaling $415,000 during the six month period.

                    Future Commitments and Funding Sources
                    --------------------------------------

                    At June 30, 2002, the Company's contractual cash
               obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2001 except for the items described more fully in the following paragraph. See Notes 6 and 10 in the accompanying financial statements for additional information regarding the Company's commitments.

                    At June 30, 2002, the Company had working capital of
               approximately $1,790,000 compared to working capital of $2,480,000 at December 31, 2001. The net reduction in

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

               Liquidity and Capital Resources (continued)
               -------------------------------

               working capital was primarily attributable to the reclassification of appraisal rights obligation ($877,000) and a mortgage note ($207,000 due June 2003) from long-term debt at December 31, 2001 to a current liability at June 30, 2002.

                    As of June 30, 2002, the Company had cash and cash
               equivalents of $1,554,000, which included customer payments in the amount of $952,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

                    The Company's principal source of short-term liquidity is
               existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2003, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts receivable outstanding more than 120 days are not eligible under the agreement. At June 30, 2002 the line of credit available for borrowing based on eligible receivables and inventory aggregated to $5,258,000, all of which was outstanding.

                    Trade accounts receivable represent amounts due from
               sub-contractors, contractors and building materials dealers located principally in Florida, and the Southeastern States who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of June 30, 2002, the Company owned and operated eleven distribution outlets. Accounts receivable, net of a $460,000 allowance, at June 30, 2002 was $4,924,000 compared to $4,419,000 (net of a
               $453,000 allowance) at December 31, 2001.

                    As a result of the consummation of the December 31, 1998
               merger, among other things, the Company agreed to pay $733,000 in cash to the former preferred shareholders and issued $985,000 face value Debentures due December 31, 2001. Amounts payable to such shareholders at June 30, 2002 on the Company's consolidated balance sheets of $262,000

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

               Liquidity and Capital Resources (continued)
               -------------------------------

               results from certain former holders continued non-compliance with the conditions for payment.

                    Holders representing 81,100 preferred shares have elected
               dissenter's rights, which under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would receive if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. As of the date hereof, the trial court has not issued a ruling. The Company expects a final non-appealable judicial determination requiring the Company to make payment to the Dissenting Shareholders prior to June 30, 2003.

                    The Company presently is focusing its efforts on building
               market share for the sale of its manufactured products, reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations and for the recent opening of a distribution facility in Port St. Lucie, Florida. In addition, the Company is planning the implementation of an upgraded centralized management information system for its distribution operations. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash portion of the expenditures for these projects to exceed $150,000 during the twelve months subsequent to June 30, 2002.

                    The Company believes its cash on hand and the maintenance
               of the borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its day-to-day operations and support the cash requirements of its capital expenditure programs. However, the ability of the Company to maintain and improve its liquidity is primarily dependent on the Company's ability to increase profitable operations, to obtain its projected cash flow and resolve its outstanding appraisal rights litigation. It is likely the Company will be required to obtain additional financing to fund the resolution of such litigation within the next nine months. While the Company does not presently have arrangements for such sources of financing, the Company believes that it would be able to obtain the necessary financing through additional borrowings from banks or through the issuance of debt or equity. Such financing may be dilutive to existing shareholders. There can be no assurance such financing will be available on terms reasonably satisfactory to the Company. The inability to obtain such financing could have a material adverse effect on the Company's future operations and financial performance.

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

                     Exposure to Interest Rates
                     --------------------------

                    The Company has two variable rate mortgages totaling
               $431,000 at June 30, 2002. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company's $6,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information


Item 1.  Legal Proceedings
         ------------------

                    See notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I Financial Information.

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

10.2 Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.4).


10.3 Directors Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.5).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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



                                               By: /S/  Betty Jean Murchison
                                                   -------------------------
                                                   Betty Jean Murchison
                                                   Chief Accounting Officer/
                                                   Assistant Vice President


         August 14, 2002