Form 10-Q
period 2002-09-30
IMPERIAL INDUSTRIES INC
filed 2002-11-13
CIK 49930

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2002
                                        ------------------

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

         1259 Northwest 21st Street, Pompano Beach, Florida 33069-1428
         -------------------------------------------------------------
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

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 4, 2002: 9,235,434

         Total number of pages contained in this document: 30

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    --------

Part I.  Financial Information

                  Consolidated Balance Sheets
                   September 30, 2002 and December 31, 2001            3


                  Consolidated Statements of Operations
                   Nine Months and Three Months Ended September
                   30, 2002 and 2001                                   4

                  Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2002 and 2001       5-6

                  Notes to Consolidated Financial Statements           7-18

                  Management's Discussion and Analysis of Results      19-25
                   Of Operations and Financial Condition

                  Market Risk                                          25-26

                  Controls and Procedures                              26


Part II. Other Information and Signatures

                  Item 1.  Legal Proceedings                           27

                  Item 4.  Submission of Matters to a Vote of          27
                                    Security Holders

                  Item 6.  Exhibits and Reports on Form 8 - K          28

                  Signatures                                           29

                  Certification of Report                              30

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                   September 30,    December 31,
                                                       2002            2001
                                                   ------------     ------------
                                                    (unaudited)
      Assets
      ------
Current assets:
  Cash and cash equivalents                     $  1,510,000      $  1,368,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $491,000 and $453,000 at September 30, 2002
   and December 31, 2001, respectively)            4,858,000         4,419,000
  Inventories                                      3,923,000         3,807,000
  Deferred income taxes                              479,000           523,000
  Other current assets                               371,000           294,000
                                                ------------      ------------
     Total current assets                         11,141,000        10,411,000
                                                ------------      ------------
Property, plant and equipment, at cost             4,415,000         4,197,000
  Less accumulated depreciation                   (2,036,000)       (1,749,000)
                                                ------------      ------------
     Net property, plant and equipment             2,379,000         2,448,000
                                                ------------      ------------

Deferred income taxes                                483,000           327,000
                                                ------------      ------------
Excess cost of investment over net
  assets acquired                                         --         1,272,000
                                                ------------      ------------
Other assets                                         154,000           133,000
                                                ------------      ------------
                                                $ 14,157,000      $ 14,591,000
                                                ============      ============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
   Notes payable                                $  4,282,000      $  4,335,000
   Current portion of long-term debt                 751,000           669,000
   Accounts payable                                2,368,000         1,906,000
   Obligation for appraisal rights                   877,000                --
   Payable to stockholders                           262,000           286,000
   Accrued expenses and other liabilities            741,000           735,000
                                                ------------      ------------
     Total current liabilities                     9,281,000         7,931,000
                                                ------------      ------------
Long-term debt, less current maturities            1,012,000         1,440,000
                                                ------------      ------------
Obligation for appraisal rights                           --           877,000
                                                ------------      ------------
Commitments and contingencies (Note 10)                   --                --
                                                ------------      ------------
Stockholders' equity:
 Common stock, $.01 par value
 40,000,000 shares authorized; 9,235,434 and
 9,220,434 issued at September 30, 2002
 and December 2001, respectively                      92,000            92,000
Additional paid-in-capital                        13,924,000        13,920,000
Accumulated deficit                              (10,152,000)       (9,669,000)
                                                ------------      ------------
      Total stockholders' equity                   3,864,000         4,343,000
                                                ------------      ------------
                                                $ 14,157,000      $ 14,591,000
                                                ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Nine Months Ended               Three Months Ended
                                                       September 30,                   September 30,
                                             ------------------------------      ------------------------------
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------
Net Sales                                    $ 27,575,000      $ 30,481,000      $  9,423,000      $  9,556,000
Cost of Sales                                  18,892,000        20,972,000         6,450,000         6,423,000
                                             ------------      ------------      ------------      ------------
     Gross profit                               8,683,000         9,509,000         2,973,000         3,133,000
Selling, general and
administrative expenses                         7,806,000         8,531,000         2,634,000         2,772,000
                                             ------------      ------------      ------------      ------------
     Operating income                             877,000           978,000           339,000           361,000
                                             ------------      ------------      ------------      ------------
Other income (expense):
   Interest expense                              (403,000)         (646,000)         (135,000)         (197,000)
   Miscellaneous income                           203,000           116,000            31,000            64,000
                                             ------------      ------------      ------------      ------------
                                                 (200,000)         (530,000)         (104,000)         (133,000)
                                             ------------      ------------      ------------      ------------
     Income before taxes and cumulative
     effect of change in accounting
     principle for SFAS 142                       677,000           448,000           235,000           228,000
Income tax expense                               (371,000)         (166,000)          (82,000)          (89,000)
                                             ------------      ------------      ------------      ------------
     Net income before cumulative effect
     of change in accounting principle
     for SFAS 142                                 306,000           282,000           153,000           139,000
     Cumulative effect of change in
     accounting principle for SFAS 142,
     net of tax benefit  (Note 4)                (789,000)               --                --                --
                                             ------------      ------------      ------------      ------------
Net (loss) income                            $   (483,000)     $    282,000      $    153,000      $    139,000
                                             ============      ============      ============      ============

Basic earnings per share:
     Net income before cumulative effect
     of change in accounting principle       $       0.03      $       0.03      $       0.02      $       0.02
     Cumulative effect of change in
     accounting principle                           (0.08)               --                --                --
                                             ------------      ------------      ------------      ------------
Net (loss) income                            $      (0.05)     $       0.03      $       0.02      $       0.02
                                             ============      ============      ============      ============

Diluted earnings per share:
     Net income before cumulative effect
     of change in accounting principle       $       0.03      $       0.03      $       0.02      $       0.02
     Cumulative effect of change in
     accounting principle                           (0.08)               --                --                --
                                             ------------      ------------      ------------      ------------
Net (loss) income                            $      (0.05)     $       0.03      $       0.02      $       0.02
                                             ============      ============      ============      ============

Weighted average shares outstanding             9,226,808         9,211,941         9,235,434         9,220,434
                                             ============      ============      ============      ============
Weighted average shares and
potentially dilutive shares outstanding         9,226,808         9,213,138         9,235,434         9,220,434
                                             ============      ============      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                    Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                 2002            2001
                                                             -----------      -----------
                                                                     (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                         $  (483,000)     $   282,000
                                                             -----------      -----------

   Adjustments to reconcile net income
   to net cash (used in) provided by:
     Cumulative effect of change in accounting principle         789,000               --
     Depreciation                                                340,000          377,000
     Amortization                                                 24,000           56,000
     Debt issue discount                                              --           44,000
     Provision for doubtful accounts                             151,000          225,000
     Provision for income tax                                    371,000          151,000
     Compensation expense-issuance of stock                        4,000            5,000
     (Gain)loss on disposal of property
       and equipment                                              (4,000)           3,000
     Other                                                        (6,000)              --

    (Increase) decrease in:
      Accounts receivable                                       (590,000)         (94,000)
      Inventory                                                 (116,000)         (70,000)
      Prepaid expenses and other assets                         (116,000)        (256,000)

     Increase (decrease) in:
       Accounts payable                                          462,000          137,000
       Accrued expenses and other liabilities                    (18,000)        (138,000)
                                                             -----------      -----------
     Total adjustments to net income                           1,291,000          440,000
                                                             -----------      -----------

       Net cash provided by
        operating activities:                                    808,000          722,000
                                                             -----------      -----------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                            (301,000)         (53,000)
      Proceeds received from sale of
       property and equipment                                     34,000           38,000
      Payment on note payable for acquisitions                        --         (100,000)
                                                             -----------      -----------

      Net cash (used in) investing activities                   (267,000)        (115,000)
                                                             -----------      -----------

Cash flows from financing activities
      Increase (decrease) in notes payable
       banks - net                                               (53,000)        (233,000)
      Proceeds from issuance of long-term debt                   210,000            8,000
      Repayment of long-term debt                               (556,000)        (600,000)
                                                             -----------      -----------
       Net cash (used in)
        financing activities                                    (399,000)        (825,000)
                                                             -----------      -----------

                                  - continued -

The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   -continued-

                                                              Nine Months Ended
                                                                 September 30,
                                                         -----------     -----------
                                                             2002              2001
                                                         -----------     -----------
                                                                 (Unaudited)
Net increase(decrease)in cash and
  cash equivalents                                           142,000        (218,000)
Cash and cash equivalents beginning of period              1,368,000       1,853,000
                                                         -----------     -----------
Cash and cash equivalents end of period                  $ 1,510,000     $ 1,635,000
                                                         ===========     ===========

Non-cash transactions:
    Issuance of 15,000 shares of common stock
         to an employee of the Company
         in 2002 and 2001                                $     4,000     $     5,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Interim Financial Statements
         ----------------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         b) Concentration of Credit Risk
            ----------------------------

                  Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contactors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At September 30, 2002, accounts aggregating

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-


(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)

         $673,000, or approximately 12.6% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender, compared to $669,000, or approximately 13.7%, of total gross trade receivables outstanding at December 31, 2001. See Note (5). The allowance for doubtful accounts at September 30, 2002 of $491,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At September 30, 2002, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

         e) Excess Cost of Investment Over Net Assets Acquired and Other
            ------------------------------------------------------------
            Intangible Assets
            -----------------

                  Licenses, trademarks and deferred financing costs are amortized on the straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing. Excess cost of investment over net assets acquired was amortized using the straight-line method over 40 years until December 31, 2001 and was net of $57,000 accumulated amortization at December 31, 2001. (See Note 4 for goodwill accounting policy adopted January 1, 2002).

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

         h) Cash and cash equivalents
            -------------------------

                  The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at September 30, 2002 and December 31, 2001 are short term time deposits of $122,000 and $121,000, respectively. Also included in cash and cash equivalents at September 30, 2002 and December 31, 2001 are $770,000 and $698,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

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

         m) Segment Reporting
            -----------------

                  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the nine month periods ended September 30, 2002 and 2001, the Company has determined that it continues to operate in a single operating segment.

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

(3)      Inventories
         -----------

                  At September 30, 2002 and December 31, 2001 inventories consisted of:
                                                    2002                2001
                                                 -----------         -----------
                  Raw Materials                  $   555,000         $   465,000
                  Finished Goods                   3,158,000           3,062,000
                  Packaging materials                210,000             280,000
                                                 -----------         -----------
                                                 $ 3,923,000         $ 3,807,000
                                                 -----------         -----------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(4)      Goodwill and Other Intangible Assets
         ------------------------------------

                  Effective January 1, 2002 the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company's adoption of this standard did not have any effect on its accounting for prior business combinations.

                  SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. If goodwill amortization had not been recorded in the first nine months and third quarter of 2001, net income would have been $301,000 and $145,000, respectively, with no impact on earnings per share.

                  In the second quarter of 2002, the Company completed its SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $1,272,000 associated with acquisitions of several distribution facilities in 2000 should be reduced to $0. The impairment is the result of the under-performance of several of the acquired distribution facilities. The fair value of the distribution reporting unit was determined using the present value of expected future cash flows and other valuation measures.

                  The $1,272,000 ($789,000 net of related tax benefit) non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the six-month period ended June 30, 2002. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it shall be recognized in the first interim period irrespective

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(4)      Goodwill and Other Intangible Assets (continued)
         -------------------------------------

         of the period in which it is measured. The impact on the three-month period ended March 31, 2002 is as follows:

                                                        Three Months Ended March 31, 2002
                                            -------------------------------------------------------

                                            Net Income/(Loss)          Basic EPS        Diluted EPS
                                            ------------------        -----------       -----------
            Reported Net Income              $   122,000                $   0.01         $   0.01

            Less: Impairment Charge          $  (789,000)               $  (0.08)        $  (0.08)

            Adjusted Net Loss                $  (667,000)               $  (0.07)        $  (0.07)

(5)      Notes Payable
         -------------

                  At September 30, 2002 and December 31, 2001, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (5.25% at September 30, 2002), expires June 19, 2003, and is subject to annual review.

                  At September 30, 2002, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $5,152,000, of which $4,282,000 was outstanding. The average amounts outstanding for the nine month periods ended September 30, 2002 and 2001 were $4,760,000 and $5,046,000, respectively.

(6)      Long-Term Debt and Current Installments of Long-Term Debt
         ---------------------------------------------------------

                  Included in long-term debt at September 30, 2002, are four mortgage loans, collateralized by real property, in the aggregate amount of $867,000, less current installments aggregating $259,000.

                  During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued $850,000 uncollateralized 8% promissory notes as partial consideration. At September 30, 2002, the aggregate remaining notes of $216,000 were classified as a current liability.

                  Other long-term debt in the aggregate amount of $680,000, less current installments of $276,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 4.89% to 10.83%.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)      Income Taxes
         ------------

                  At September 30, 2002, the net deferred tax asset of approximately $962,000 consisted mostly of the tax effect of net operating loss carryforwards of $353,000 and the tax effect of the goodwill written off of $534,000 reflected in the $353,000 is the effect of a second quarter 2002 valuation allowance recorded by the Company of $319,000 against the net operating loss carryforwards for amounts expected to expire. The operating loss carryforwards expire in varying amounts through 2009.

                  In the nine months ended September 30, 2002 and 2001, the Company recognized an income tax benefit of $112,000 and tax expense of $166,000, respectively.

(8)      Capital Stock
         -------------

         (a) Common Stock
             ------------

                  At September 30, 2002, the Company had outstanding 9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

                  In June 2002 and 2001, the Company issued 15,000 shares of common stock as incentive compensation to an employee pursuant to the terms of an employment agreement.

         (b) Preferred Stock
             ---------------

                  The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At September 30, 2002 and December 31, 2001, there were no shares of preferred stock outstanding.

         (c) Warrants
             --------

                  At September 30, 2002, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

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

                  During the nine months ended September 30, 2002 the Company granted options to purchase 80,000 shares at $.22 per share for a five year period consisting of 40,000 shares under the Employee Stock Option Plan(the "Employee Plan")and 40,000 shares under the Directors' Stock Option Plan (the "Directors' Plan"). As of September 30, 2002, options for 360,000 shares were available for future grants under the Employee Plan. No shares are currently available for future grant under the Directors' Plan.

(9)      Earnings Per Share
         ------------------

                  Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the nine months and three months ended September 30, 2002 and 2001 (in thousands except per share amounts):
                                             Nine Months
                                             -----------

                                 2002                          2001
                    ----------------------------     --------------------------
                                            Per                            Per
                     Loss       Shares     Share     Income     Shares    Share
                    ------      ------     -----     ------     ------     ----
Net (loss) income   $ (483)                          $  282
Basic earnings
  per share         $ (483)      9,227     $(.05)    $  282      9,212     $.03
                    ------      ------     -----     ------     ------     ----
Effect of dilutive
 securities:
Options/Warrants        --          --        --         --          1       --
                    ------      ------     -----     ------     ------     ----
Diluted earnings
 per common share   $ (483)      9,227     $(.05)    $  282      9,213     $.03
                    ------      ------     -----     ------     ------     ----

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

                                           Three Months
                                           ------------
                                  2002                           2001
                      --------------------------     --------------------------
                                            Per                            Per
                      Income     Shares    Share     Income     Shares    Share
                      ------     ------     ----     ------     ------     ----

Net income            $  153                         $  139
Basic earnings
 per share            $  153      9,235     $.02     $  139      9,220     $.02
                      ------     ------     ----     ------     ------     ----
Effect of dilutive
 securities:
Options/Warrants          --         --       --         --         --       --
                      ------     ------     ----     ------     ------     ----
Diluted earnings
    per common share  $  153      9,235     $.02     $  139      9,220     $.02
                      ------     ------     ----     ------     ------     ----

                  For the nine months ended September 30, 2002 and 2001, 490,000 and 280,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive. For the quarter ended September 30, 2002 and 2001, 570,000 and 430,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)     Commitments and Contingencies
         -----------------------------

         (a) Contingencies
             -------------

                  As of November 1, 2002, one of the Company's subsidiaries, Acrocrete, Inc., and other parties are defendants in 38 lawsuits pending in various Southeastern states, by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company's insurance carriers have accepted coverage for 37 of these claims and are providing a defense under a reservation of rights. Acrocrete expects its insurance carriers to accept coverage for the other 1 lawsuit. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                  On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger. The Company recorded $877,000 in the accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001, as an estimate for the obligation for appraisal rights based on the estimated fair value of the consideration they could have received had they not elected dissenters' rights. The Chancery Court may determine fair value is greater than an aggregate of $877,000. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. As of the date hereof, the trial court has not issued a ruling. The Company expects a judicial determination requiring the Company to make payment to the Dissenting Shareholders in the second quarter of 2003. At September 30, 2002 the obligation for appraisal rights was classified as a current liability.


         (b) Lease Commitments
             -----------------

                  At September 30, 2002, certain property, plant and equipment were under lease by the Company under long-term leases. The Company will pay aggregate annual rent of approximately $1,037,000 for its current operating leases. The leases expire at various dates ranging from December 31, 2002 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(11)     Recent Event
         ------------

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

                  The Board of Directors determined it was in the best interest of the Company to postpone the implementation of the Reverse Stock Split until a future date to be determined by the Board.

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------


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

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Results of Operations
         ---------------------

         Nine Months and Three Months Ended September 30, 2002 Compared to 2001
         ----------------------------------------------------------------------

                  Net Sales for the nine months and three months ended September 30, 2002 decreased $2,906,000 and $133,000 or approximately 9.5% and 1.4%, respectively compared to the same periods in 2001. The closure of certain under-performing distribution facilities, and the elimination of installation services and sales of gypsum wallboard at certain locations during 2001, accounted for the principal amount of the sales decline in the nine months and third quarter in 2002 compared to the same periods in 2001. The closure of the under-performing operations in 2001 accounted for $2,080,000 and $304,000 of the sales decline in the nine months and third quarter 2002 comparable periods, prior to giving any consideration to the elimination of gypsum wallboard at certain other locations, including the Company's distribution location in Pensacola, Florida, which was closed in the third quarter of 2002. Third quarter sales were also adversely impacted by an unusual large amount of rain in September in certain of the Company's markets on the Gulf Coast due to the threat of a hurricane and resulting tropical storm which slowed construction and consequently reduced demand for the Company's products during the month.

                  Gross profit as a percentage of net sales for the nine months and three months ended September 30 of 2002 was approximately 31.5% and 31.6%, compared to 31.2% and 32.8% for the same periods in 2001. The comparative gross profit margins for the 2002 and 2001 periods reflect similar competitive conditions in the Company's markets for the sales of both its manufactured and distributed products. The Company increased its sales force in early 2002 to further its efforts to promote the sales of its higher gross profit margin manufactured products to the end-user and decrease reliance on sales of lower gross profit margin gypsum products.

                  Market prices for gypsum wallboard, a major product line purchased and sold by the Company's distribution operations, were believed to be slightly higher in the nine months ended September 30, 2002 compared to the average prices realized for the same period in 2001. The trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of 2001, has rebounded to a certain extent from the historically low levels during the third quarter ended September 30, 2001. During that quarter, certain

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Nine Months and Three Months Ended September 30, 2002 Compared to 2001
         ----------------------------------------------------------------------
         (continued)

         manufacturers reduced production of gypsum wallboard and a stronger demand for gypsum wallboard resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels prior to 2000. The Company is unable to determine if the improvement in prices will trend higher or even be maintained at current levels, during the remainder of 2002.

                  Selling, general and administrative expenses as a percentage of net sales for the nine months and third quarter of 2002 were approximately 28.3% and 28.0%, compared to 28.0% and 29.0% in 2001. Selling, general and administrative expenses decreased $725,000 and $138,000,or approximately 8.5% and 5.0% in 2002, compared to the same periods 2001. The decrease in expenses was primarily due to a reduction in operating costs associated with closing under-performing distribution locations and Company-wide reductions in manpower to gain improved operating efficiencies, which took place during 2001.

                  During 2001 the Company took action to improve operating performance of the Company's distribution locations through: (i) an approximate 32% reduction in workforce;(ii) closure of under-performing distribution locations in Hattiesburg, Picayne and Pascagoula, Mississippi; (iii) elimination of installation services at two additional locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products.

                  Interest expense decreased $243,000 and $62,000 in the nine months and third quarter of 2002, or approximately 37.6% and 31.5%, compared to the same periods in 2001. The decrease in interest expense in the 2002 periods was primarily due to a lower average amount outstanding under the Company's line of credit as a result of closing the distribution facilities in 2001, the payment of the Company's debentures at December 31, 2001, which had an effective annual interest rate of 16%, and lower interest rates under its variable rate borrowings. Miscellaneous income for the nine months ended September 30, 2002, included insurance refunds of approximately $95,000 as a result of lower claims than provided for in the underlying insurance policies.

                  After giving effect to the above factors, the Company generated income before taxes and the write-off of goodwill, as discussed below, for the nine months and third quarter ended September 30, 2002 of $677,000 and $235,000, respectively, compared to $448,000 and $228,000, for the same periods in 2001.

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         ------------------------

                  The net loss for the nine months ended September 30, 2002 includes the impact of a $1,272,000 ($789,000 net of related tax benefit) non-cash goodwill impairment charge. The charge is related to the Company's required adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The goodwill impairment charge is a one time event and does not affect the operating results of the Company. The Company doesn't have any remaining goodwill on its balance sheet which may be impaired for future periods. The impairment of goodwill is attributable to the under-performance of the Company's distribution operations associated with the acquisition of certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company reflected this impairment charge in its nine month financial results as a cumulative change in accounting principle.

                  In the nine months and third quarter of 2002, the Company recognized an income tax benefit of $112,000 and an expense of $82,000, respectively, compared to tax expense of $166,000 and $89,000 for the same periods for 2001.

                  As a result of the above factors, the Company had a net loss of $483,000 and net income of $153,000, or a loss of $.05 per fully diluted share for the nine months, and earnings per diluted share of $.02 for the third quarter of 2002, compared to net income of $282,000 and $139,000,or $.03 and $.02 per share, for 2001.

         Liquidity and Capital Resources
         -------------------------------

                  Sources and Uses of Cash
                  ------------------------

                  The Company's operations provided approximately $808,000 and $722,000 of net cash from operations in the first nine months of 2002 and 2001, respectively. In the first nine months of 2001 the Company's net cash flow benefited from the closing of certain under-performing distribution operations and elimination of installation services, which had the effect of reducing receivables and inventory formerly attributable to those operations. As a result, the Company realized a net increase of only $164,000 in receivables and inventory in the 2001 period, compared to an increase of $706,000 in 2002.

                  During the first nine months of 2002, the net expenditures for investing activities were $267,000 compared to $115,000 in 2001. The purchase of equipment to up-grade the Company's manufacturing equipment and to expand and up-grade the Company's delivery capabilities accounted for the majority of the 2002 expenditures.

                  During the nine months ended September 30, 2002, the line of credit balance decreased approximately $53,000. The Company made principal payments on other debt totaling $556,000 during the first nine months of 2002. In addition, the Company

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

         Sources and Uses of Cash (continued)
         ------------------------

         incurred additional long-term debt of $210,000 to finance the major portion of its capital expenditures.

                  Future Commitments and Funding Sources
                  --------------------------------------

                  At September 30, 2002, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2001 except for the items described more fully in the following paragraph. See Notes 6 and 10 in the accompanying financial statements for additional information regarding the Company's commitments.

                  At September 30, 2002, the Company had working capital of approximately $1,860,000 compared to working capital of $2,480,000 at December 31, 2001. The net reduction in working capital was primarily attributable to the reclassification of appraisal rights obligation ($877,000) and a mortgage note ($204,000 due June 2003) from long-term debt at December 31, 2001 to a current liability at September 30, 2002.

                  As of September 30, 2002, the Company had cash and cash equivalents of $1,510,000, which included customer payments in the amount of $770,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for the future borrowing. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

                  The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2003, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts receivable outstanding more than 120 days are not eligible under the agreement. At September 30, 2002 the line of credit available for borrowing based on eligible receivables and inventory aggregated to $5,152,000, of which $4,282,000 was outstanding.

                  Trade accounts receivable represent amounts due from sub-contractors, contractors and building materials dealers located principally in Florida, and the Southeastern States who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of September 30, 2002, the Company owned and operated eleven

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

         distribution outlets. Accounts receivable, net of a $491,000 allowance, at September 30, 2002 was $4,858,000 compared to $4,419,000 (net of a $453,000 allowance) at December 31, 2001.

                  As a result of the consummation of the December 31, 1998 merger, among other things, the Company agreed to pay $733,000 in cash to the former preferred shareholders and issued $985,000 face value Debentures due December 31, 2001. Amounts payable to such shareholders at September 30, 2002 on the Company's consolidated balance sheets of $262,000 results from certain former preferred stock holders continued non-compliance with the conditions for payment.

                  Holders representing 81,100 preferred shares have elected dissenter's rights, which under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company has recorded a liability for each share based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would have received if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. As of the date hereof, the trial court has not issued a ruling. The Company expects a judicial determination requiring the Company to make payment to the Dissenting Shareholders in the second quarter of 2003.

                  The Company presently is focusing its efforts on building market share for the sale of its manufactured products, reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations and for the recent opening of a distribution facility in Port St. Lucie, Florida. In addition, the Company is implementing an upgraded centralized management information system for its distribution operations. Capital needs associated with these capital projects cannot be estimated at this time, but management does not expect the cash portion of the expenditures for these projects to exceed $150,000 during the twelve months subsequent to September 30, 2002.

Item 2   Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations (continued)
         -------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

                  The Company believes its cash on hand and the maintenance of the borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its day-to-day operations and support the cash requirements of its capital expenditure programs. However, the ability of the Company to maintain and or improve its liquidity is primarily dependent on the Company's ability to increase profitable operations, to obtain its projected cash flow and resolve its outstanding appraisal rights litigation on a basis favorable to the Company. The Company will be required to obtain additional financing to fund the resolution of such litigation expected in the second quarter of 2003. While the Company does not presently have arrangements for such sources of financing, the Company believes that it will be able to obtain the necessary financing through additional borrowings from its current lender, and/or banks and others through the issuance of debt or equity. Such financing may be dilutive to existing shareholders. There can be no assurance such financing will be available on terms reasonably satisfactory to the Company. The inability to obtain such financing could have a material adverse effect on the Company's future operations and financial performance.

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

         ------------

                  Exposure to Interest Rates
                  --------------------------

                  The Company has two variable rate mortgages totaling $424,000 at September 30, 2002. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company's $6,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

Item 4   Controls and Procedures
         -----------------------

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

                  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

                  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of November 13, 2002 and believe they are in effect.

         Changes in Internal Controls
         ----------------------------

                  Not applicable.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information


Item 1.  Legal Proceedings
         -----------------

                  See notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I Financial Information.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The Company held its 2002 annual meeting of shareholders on July 19, 2002 (the "Annual Meeting").

         (a) At the Annual Meeting, the Company's shareholders voted on the election of one Class I director as follows:

                                                  For                 Witheld
                                                  ---                 -------
                  Howard L. Ehler, Jr.          6,713,606             405,197

         (b) The Company's proposal for a one for five reverse stock split ("Reverse Stock Split") was approved by the Company's Shareholders at the Annual Meeting by the following votes:

                                    For:                      6,309,797
                                    Against:                    771,090
                                    Abstain:                     37,916
                                    Not Voted:                2,101,631

                  The Board of Directors reserved the right to delay the Reverse Stock Split for up to twelve months following stockholder approval. The Board of Directors has determined it was in the best interest of the Company to postpone the implementation of the Reverse Stock Split until a future date to be determined by the Board.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------



Exhibit
  No.                                 Description
-----    ----------------------------------------------------------------------

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



                                                By: /S/  Betty Jean Murchison
                                                    ---------------------------
                                                    Betty Jean Murchison
                                                    Chief Accounting Officer/
                                                    Assistant Vice President



November 13, 2002