Form 10-K
period 2002-12-31
IMPERIAL INDUSTRIES INC
filed 2003-03-31
CIK 49930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-7190

IMPERIAL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	65-0854631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-1417

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (954-917-4114

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant’s Common Stock ($.01 par value) on March 21, 2003 is: $936,970

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 21, 2003:  9,235,434

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Report is incorporated herein by reference to the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART I

Page

Item 1.

Business

3

Item 2.

Properties

7

Item 3.

Legal Proceeding

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

PART II

Item 5.

Market for Registrant’s Common Equity and Related

Stockholders Matters

9

Item 6.

Selected Financial Data

10

Item 7.

Managements Discussion and Analysis of Financial

Condition and Results of Operations

11

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

19

Item 8.

Financial Statements and Supplementary Data

20

Item 9.

Changes In and Disagreement with Accountants on

Accounting and Financial Disclosure

45

PART III

Item 10.

Directors and Executive Officers of the Registrant

45

Item 11.

Executive Compensation

45

Item 12.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

46

Item 13.

Certain Relationships and Related Transactions

46

Item 14.

Controls and Procedures

46

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports

on Form 10-K

47

Signatures

48

PART I

Item 1.

Business

Imperial Industries, Inc., (the “Company”) is a Delaware corporation, which through its predecessor corporation has been in existence since 1968. The Company’s executive offices are located at 1259 Northwest 21st Street, Pompano Beach, Florida 33069 and the telephone number at such offices is (954) 917-7665.

Merger

In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998, (the “Merger”). Upon consummation of the Merger, each share of common stock outstanding prior to the Merger was automatically converted to one share of common stock of the Company. Each share of preferred stock outstanding prior to the Merger was converted, at the holder’s option, into either (a) $4.75 in cash and ten shares of the Company’s common stock, or (b) $2.25 in cash, an 8% subordinated debenture, face value $8.00, and five shares of the Company’s common stock.

In accordance with the Merger, the Company issued $984,962 of 8% Subordinated Debentures, 1,574,610 shares of common stock and was obligated to pay $732,550 in cash to the former preferred stockholders who did not elect dissenters’ rights. The Debentures were retired in 2001.

Holders representing 81,100 preferred shares elected dissenters’ rights, which would require the Company to pay the holders the fair value of their stock in cash as determined by the Delaware Chancery Court. A trial to determine the appraisal rights was held in the Delaware Chancery Court in June 2002. In February 2003, the Company and the dissenting stockholders reached a settlement in principle prior to the trial court issuing a ruling.

General

The Company, through its subsidiaries, is engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern part of the United States as well as foreign countries. The Company has three manufacturing facilities for its products and eleven distribution outlets through which it markets certain of its manufactured products and other purchased products directly to developers, builders, contractors, and sub-contractors.

The Company’s business is directly related to the level of activity in the new and renovation construction market in the Southeast United States. The Company’s products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to the Company’s markets. When economic conditions reduce migration, demand for new construction would be expected to decrease. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of financing and local government growth management policies. The Company’s operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

The Company manufactures product through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”) and Acrocrete, Inc. (“Acrocrete”). The Company distributes products through its wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The manufacturing facilities primarily produce and distribute stucco, roof tile mortar and plaster products, while the distribution facilities expand the Company’s product line by distributing gypsum, roofing and insulation products, as well as products manufactured by the Company.

Stucco products are applied as a finishing coat to exterior surfaces and to swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Plaster customarily is used to finish interiors of structures.

Item 1.

Business (continued)

Premix

Premix, together with its predecessors, has been in business for over 40 years. The names “Premix” and “Premix-Marbletite” are among the registered trademarks of Premix. The Company believes the trade names of its manufactured products represent a substantial benefit to the Company because of industry recognition and brand preference. Premix manufactures stucco, roof tile mortar, plaster and swimming pool finishes. The products manufactured by Premix basically are a combination of Portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials.

Premix accounted for approximately 24%, 22% and 23% of the Company’s consolidated annual revenues in the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

The Company is a party to a licensing agreement with an unaffiliated company to exclusively manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, a majority of all roof tile mortar sales have been derived from South Florida. The Company has expanded its marketing efforts for this product to other areas of Florida.

Acrocrete

Acrocrete, organized in 1988, manufactures synthetic acrylic stucco products. The Company’s trade name “Acrocrete” and certain of its manufactured products are described by trade names protected by registered trademarks. Acrocrete’s products, used principally for exterior wall coatings, broaden and complement the range of products produced and sold by Premix. Management believes acrylic stucco products have certain advantages over traditional cementitious stucco products for certain types of construction applications because synthetic acrylic products provide a hard durable finish with stronger color retention properties. Further, acrylic stucco products have improved flexibility characteristics, which minimizes the problems of cracking of cement coating. Acrocrete’s product system provides for energy efficiency for both residential and commercial buildings.

For the fiscal years ended December 31, 2002, 2001 and 2000, Acrocrete’s sales accounted for approximately 25%, 22% and 21%, respectively, of the Company’s consolidated annual revenues.

Just-Rite

In January 2000, the Company established Just-Rite to own and operate the Company’s wholesale distribution outlets which were previously operated through Acrocrete. During the first five months of 2000, Just-Rite acquired nine additional building distribution outlets to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services beyond those supported by the Company’s manufacturing operation. Management believes the acquired distribution outlets position the Company to gain a greater market share for its manufactured products through a more direct sales to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to its existing product lines. In 2001, the Company closed three distribution outlets and eliminated installation services being provided at two other distribution outlets related to the acquired operations. In 2002, the Company closed another distribution outlet associated with the acquired operations and opened a new outlet in South Florida.

For the fiscal years ended December 31, 2002, 2001,and 2000, Just-Rite’s sales, excluding the sale of Premix and Acrocrete products, accounted for approximately 51%, 56% and 56% of the Company’s consolidated annual revenues.

Item 1.

Business (continued)

Acquisition Opportunities and Present Status

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

The Company’s primary focus recently has been to complete the integration of the distribution outlets acquired in 2000 with its existing operations and to attempt to effect cost savings in the consolidation of these acquired operations. The Company has taken action to improve operating performance in the Company’s distribution facilities through:(i) an approximate 32% reduction in workforce (68 employees) in 2001; (ii) closure of under-performing distribution locations in Hattiesburg, Picayune and Pascagoula, Mississippi in 2001 and Pensacola, Florida in 2002; (iii) elimination of installation services at two other locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. While the Company currently will emphasize internal growth through gains in productivity of operations, the Company believes there exists a number of possible acquisition candidates. The Company presently is not seeking any acquisitions and does not have any binding understanding, agreement or commitment regarding any potential acquisition. The Company may pursue acquisitions in the future if such acquisitions will enhance Company operations.

Suppliers

Premix’s raw materials and products are purchased from approximately 30 suppliers. While seven suppliers account for approximately 74% of Premix’s purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

Acrocrete’s raw materials are purchased from approximately 35 suppliers, of which five account for approximately 63% of Acrocrete’s raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

The Just-Rite distribution outlets sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 23%, 25% and 26% of Just-Rite purchases in 2002, 2001 and 2000. However, there are other buying organizations in which the Company believes it can obtain product at the same or similar prices.

Marketing and Sales

The Company’s marketing and sales strategy is to create a profit center for the products it manufactures, as well as enlarging its product offerings to include certain complementary products and other building materials manufactured by other companies. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets is targeted at both the end user of the Company’s products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end-user, and in some instances, to retail customers.

Item 1.

Business (continued)

While the Company’s manufactured sales have been typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company’s manufactured products. No one distributor has accounted for 10% or more of total sales during the past three years. The Company believes the loss of any one distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company’s manufactured products generally cause the user to seek a distributor who carries the Company’s products. The Company markets its products to distributors through Company salesmen located in the Southeastern United States who promote both Premix and Acrocrete products. However, direct sales of manufactured products and other building materials to end users through Just-Rite accounted for approximately 67% of total revenues in 2002.

The Company established its own distribution facility in 1994 when it opened an outlet in Savannah, Georgia to sell its Acrocrete products and certain complementary products manufactured by other companies to the end user.

Over the following several years the Company expanded its distribution facilities into West Florida and Alabama to gain market share. Starting in January 2000 through May 2000, the Company acquired seven additional outlets in Alabama, Florida and Mississippi. In October 2000, the Company opened a new distribution outlet in Picayune, Mississippi. In 2001, the Company closed distribution outlets in Hattiesburg, Picayune and Pascagoula, Mississippi due to under-performance and competitive conditions in their respective local markets. In 2002, the Company closed a distribution outlet in Pensacola, Florida and opened an outlet in Port St. Lucie, Florida. The Company currently has eleven (11) distribution outlets in Florida, Georgia, Mississippi and Alabama.

Each facility contains between approximately 4,000 to 29,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, and to increase profit margins from the sale of the Company’s products and to expand operations by distributing a wide range of products to the construction industry.

Seasonality

The sale of the Company’s products in the construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year. As a result of acquisitions consummated in 2000 located in Northwest Florida, Alabama and Mississippi, management believes the Company’s sales are more subject to seasonal fluctuation than in previous periods.

Competition

The Company’s business is highly competitive. Premix and Acrocrete encounter significant competition from local, independent firms, as well as regional and national manufacturers of acrylic, cement and plaster products, most of whom manufacture products similar to those of Premix and Acrocrete. The Company’s distribution outlets encounter significant competition from local independent distributors as well as regional and national distributor who sell similar products. Many of these competitors are larger, more established and better financed than the Company. The Company believes it can compete with the other companies based upon product performance and quality, customer service and prices through maintaining lower overhead than larger national companies.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulation in the normal course of it business. Although the Company believes that its manufacturing, handling, using, selling and disposing of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs

Item 1.

Business (continued)

associated with the Company’s operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 2003 to comply with existing laws and regulations are also not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Employees

The Company and its subsidiaries had 145 full time employees as of December 31, 2002. The Company considers its employee relations to be satisfactory. The Company’s employees are not subject to any collective bargaining agreement.

Item 2.

Properties

The Company and its subsidiaries conduct operations from a total of 14 facilities in Florida, Georgia, Mississippi and Alabama. The location and size of the Company’s facilities and the nature of the operations in which such facilities are used, are as follows:

Approximate

Owned/

Location

Sq. Footage

Leased

Company

Pompano Beach, FL

19,600

Leased

Premix

Winter Springs, FL

26,000

Owned

Premix

Kennesaw, GA

20,400

Leased

Acrocrete

Tampa, FL

8,470

Owned

Just-Rite

Jacksonville, FL

11,400

Leased

Just-Rite

Norcross, GA

2,200

Leased

Just-Rite

Dallas, GA

6,400

Leased

Just-Rite

Rainbow City, AL

10,000

Leased

Just-Rite

Destin, FL

7,680

Leased

Just-Rite

Foley, AL

9,000

Leased

Just-Rite

Panama City Beach, FL

9,540

Leased

Just-Rite

Tallahassee, FL

17,500

Leased

Just-Rite

Gulfport, MS

28,800

Leased

Just-Rite

Port St. Lucie, FL

4,000

Leased

Just-Rite

The Just-Rite distribution outlets typically consist of a warehouse building and supply yard for the inventory and sale of products directly to the end user.

Except for the facilities in Tallahassee and Gulfport, all leased properties are leased from unaffiliated third parties. The Tallahassee facility is leased from the former owner of Tallahassee Gypsum Dealers, Inc., who sold her business to Just-Rite in April 2000 and is currently an employee of the Company. The Gulfport locations are leased from an entity owned by the former owners of A&R Supply, Inc. and A&R Supply of Mississippi, Inc. who sold their businesses to Just-Rite. The Pascagoula facility is leased from an entity solely-owned by the former owner of A&R Supply of Mississippi, Inc. The Pascagoula facility has been closed and sublet until its lease expires on April 30, 2003.

Management believes that the Company’s facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.

Legal Proceedings

As of March 24, 2003, the Company’s subsidiary Acrocrete, is a defendant, together with other parties in41 lawsuits pending in various Southeastern states, by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage on single and multi-family residences. The Company’s insurance carriers have accepted coverage under a reservation of rights for 38 of these claims and are providing a defense. Acrocrete expects its insurance carriers to accept coverage for the other 3 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

The allegations of defects in synthetic stucco wall systems are not restricted to Acrocrete products but rather are an industry-wide issue. There never has been any defect proven against Acrocrete. The alleged failure of these products to perform had generally been linked to improper application and the failure of adjacent building materials such as window, roof flashing, decking and the lack of caulking.

On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, In The Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No: 97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. The lawsuit originally alleged a claim against Premix for third-party beneficiary breach of contract. This claim was voluntarily dismissed on the eve of a hearing on Premix’s dispositive Motion for Summary Judgment. A Third Amended Complaint was filed against Premix for breach of a statutory implied warranty. Plaintiff has alleged that certain materials, purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. After the Third Amended Complaint was filed, the contractor filed a cross claim against Premix for indemnification, breach of implied warranty and product liability. Through discovery, Premix’s counsel has been able to establish that another company’s product may have been used to anchor balcony railings to the structure and not the product manufactured by Premix. If Plaintiff can not establish that Premix’s product was used to anchor the balcony railings to the structure, Premix will ultimately prevail in this matter. In any event, Premix has additional meritorious defenses to these claims. The Company’s insurance carrier has not made a decision regarding coverage to date. In the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carriers to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

On April 23, 1999, certain dissenting preferred stockholders owning shares of the Company’s preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company’s Merger. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. In February 2003, the Company reached a settlement in principle with the dissenting preferred stockholders to resolve the litigation prior to the trial court rendering a decision.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market, and reported on the OTC Bulletin Board. The following table sets forth the high and low bid quotations of the Common Stock for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal, 2001

  High

   Low

First Quarter

$

.43

$

.28

Second Quarter

.39

.26

Third Quarter

.29

.14

Fourth Quarter

.21

.17

Fiscal, 2002

  High

   Low

First Quarter

$

.17

$

.12

Second Quarter

.26

.15

Third Quarter

.22

.14

Fourth Quarter

.16

.12

The Company has not paid any cash dividends on its Common Stock since 1980 and does not anticipate paying any in the foreseeable future.

On March 21, 2003, the Common Stock was held by 1,852 stockholders of record.

As of March 21, 2003, the closing bid and asked prices of the Common Stock was $.13 and $.15, respectively.

Item 6.

Selected Financial Data

The following is a summary of selected financial data (in thousands except as to per share amounts) for the five years ended December 31, 2002:

Statements of Operations Data	Year Ended December 31,
	2002	2001	2000	1999	1998
Net sales	$ 36,504	$ 39,514	$ 40,730	$ 22,604	$ 18,739
Cost of sales	25,099	27,254	28,218	15,198	12,823
Selling, general and administrative expenses	10,564	11,367	10,985	5,932	4,645
Interest expense	(531)	(825)	(806)	(475)	(272)
Merger costs	—	—	—	—	(456)
Impairment charge	(96)	(238)	—	—	—
Miscellaneous income, net	129	77	199	34	1,218
Income (loss) before income taxes
and cumulative effect of change in
accounting principle for SFAS 142	343	(93)	920	1,033	1,761
Income tax (expense) benefit, net	(448)	(128)	(386)	187	296
Cumulative effect of change in
accounting Principle for SFAS 142	(789)	—	—	—	—
Net (loss) income	(894)	(221)	534	1,220	2,057
Less: provision for settlement
of appraisal rights obligation	(313)	—	—	—	—
Less: Dividends on redeemable
preferred stock	—	—	—	—	(248)
Less: Net charge for settlement
of appraisal rights obligation	—	—	—	—	(975)
Net (loss) income applicable to
common stockholders	$ (1,207)	$ (221)	$ 534	$ 1,220	$ 834
Net (loss) income per share
applicable to common stockholders
Basic	$ (0.13)	$ (0.02)	$ 0.06	$ 0.15	$ 0.13
Diluted	$ (0.13)	$ (0.02)	$ 0.06	$ 0.15	$ 0.12
Number of shares used in computation
of (loss) income per share:
Basic	9,229	9,214	8,936	8,199	6,566
Diluted	9,229	9,214	9,070	8,390	6,715

Balance Sheets Data	As of December 31,
	2002	2001	2000	1999	1998
Working capital	$ 1,432	$ 2,743	$ 1,607	$ 3,447	$ 2,439
Total assets	$ 13,707	$ 14,591	$ 16,792	$ 8,768	$ 7,561
Long term debt, less current maturities	$ 961	$ 1,440	$ 1,402	$ 1,328	$ 1,316
Obligation for appraisal rights	$ 1,541	$ 1,140	$ 877	$ 877	$ 877
Common stock and other stockholders' equity	$ 3,140	$ 4,343	$ 4,559	$ 3,514	$ 2,281
Current ratio	1.1 to 1	1.4 to 1	1.2 to 1	2.1 to 1	1.8 to 1

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company’s products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of its effect on the construction industry are uncertain and cannot be predicted.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect our account or note receivables when due or within a reasonable period of time after they become due and payable; the outcome of litigation; the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; there may be changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and labor and employee benefit costs.

These risks may not be exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements.

These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions (see Note 2 to the consolidated financial statements). Management bases these estimates and assumptions on historical results and known trends as well as its forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. The Company believes that the following critical accounting policies involve a higher degree of judgment and complexity.

Revenue Recognition and Related Expenses

The Company primarily recognizes sales based upon shipment of products to it customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Provisions for the estimated costs for bad debt are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Revenue Recognition and Related Expenses (continued)

and deterioration in the economic condition of the construction industry, among other things, which may affect customers’ ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts.

Inventory Valuation

The Company values inventories at the lower of cost or market using the first-in, first-out (FIFO) method. The Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Asset Impairment

The Company’s review of long-lived assets and goodwill requires the Company to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, the Company is required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting carrying degrees of perceived risk.

The determination of fair value includes numerous uncertainties. For example, in determining fair value of goodwill utilizing discounted forecasted cash flows, significant judgments are made concerning future purchased and manufactured goods sale prices, operating, selling and administrative costs, interest and discount rates, technological changes, consumer demand, governmental regulations and the effects of competition. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets and goodwill have been impaired, however, if there is a material change in the assumptions used in the Company’s determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material non-cash impairment charge.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31, financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and stat income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Income Taxes (continued)

accounting for income taxes are reasonable and in accordance with established tax law. Our forecasted profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as other factors, including those noted under “Special Note Regarding Forward-Looking Statements” and “Market Risks”.

Results of Operations

Year Ended December 31, 2002 compared to 2001

Net sales in 2002 decreased $3,010,000, or approximately 7.6% compared to 2001. The closure of certain under-performing distribution facilities, and the elimination of installation services and sale of gypsum wallboard at certain locations during 2001, accounted for the greatest amount of sales decline in 2002 compared to 2001. The closure of the under-performing operations in 2001 represented $2,054,000 of the sales decline, prior to giving any consideration to the elimination of gypsum wallboard at certain other locations, including the Company’s distribution facility in Pensacola, Florida, which was subsequently closed in the third quarter of 2002. The closure of the Pensacola, Florida facility accounted for the remainder of the decrease in sales.

Gross profit as a percentage of net sales for 2002 was approximately 31.2% compared to 31.0% in 2001. The comparative gross profit margins for 2002 and 2001 reflect similar competitive pressures in the Company’s markets for the sales of both its manufactured and distributed products. The Company increased its sales force in early 2002 to further its efforts to build market share and to promote the sales of its higher gross profit margin manufactured products to the end-user and decrease reliance on sales of lower gross profit margin gypsum products and other products purchased from non-affiliated vendors.

Market prices for gypsum wallboard, a major product line purchased and sold by the Company’s distribution facilities, were believed to be slightly higher in 2002 compared to the average prices realized in 2001. The trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of 2001, has rebounded from the historically low levels reached during the third quarter ended September 30, 2001. During that quarter, certain manufacturers reduced production of gypsum wallboard and a stronger demand for gypsum wallboard resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels prior to 2000. The Company is unable to determine if the improvement in prices in 2002 will trend higher or even be maintained at current levels, during 2003.

Selling, general and administrative expenses as a percentage of net sales for 2002 were approximately 28.9%, compared to 28.8% in 2001. Selling, general and administrative expenses decreased $803,000, or approximately 7.1% in 2002, compared to 2001. The decrease in expenses was primarily due to a reduction in operating costs associated with closing under-performing distribution locations and Company-wide reductions in personnel costs to gain improved operating efficiencies, all of which took place during 2001 and 2002.

During 2001, the Company took action to improve operating performance of the Company’s distribution locations through: (i) an approximate 32% reduction in workforce; (ii) closure of under-performing distribution locations in Hattiesburg, Picayune and Pascagoula, Mississippi; (iii) elimination of installation services at two additional locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products.

In 2002, the Company closed an additional unprofitable distribution location in Pensacola, Florida. The Pensacola operations including estimated allowances for the planned sale of its facility and disposal of inventory, accounted for losses of approximately $374,000 (including a $96,000 impairment charge representing the write-

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Year Ended December 31, 2002 compared to 2001 (continued)

down of the property held for sale) in 2002 compared to $221,000 in 2001. In addition, the Company incurred losses of approximately $54,000 in 2002 related to the completion of the disposition of assets associated with the distribution facilities closed in 2001.

Interest expense decreased $294,000 in 2002, or approximately 35.6%, compared to 2001. The decrease in interest expense in 2002 was primarily due to a lower average amount outstanding under the Company’s line of credit as a result of closing the distribution facilities in 2001, the payment of the Company’s debentures at December 31, 2001, which had an effective annual interest rate of 16%, and lower interest rates under its variable rate borrowings. Miscellaneous income for 2002 included insurance refunds of approximately $51,000 as a result of lower claims than provided for in the underlying insurance policies.

After giving effect to the above factors, the Company generated income before taxes, the provisions for settlement of appraisal rights litigation and the write-off of goodwill, as discussed below, for 2002 of $343,000, compared to a loss of $93,000 for 2001.

The net loss for 2002 includes the impact of a $1,272,000 ($789,000 net of related deferred tax benefit) non-cash goodwill impairment charge. The charge is related to the Company’s required adoption of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. The goodwill impairment charge does not affect the operating results of the Company. The Company doesn’t have any remaining goodwill on its balance sheet which may be impaired for future periods. The impairment of goodwill is attributable to the under-performance of the Company’s distribution operations associated with the acquisition of certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company reflected this impairment charge in its 2002 financial results as a cumulative change in accounting principle.

In 2002, the Company recognized an income tax expense of $448,000 (excluding tax impact of goodwill impairment), compared to tax expense of $128,000 for 2001. Deferred income tax expense in 2002 and 2001 is the result of the expiration of unused net operating loss carryforwards.

In addition, in connection with the Company’s settlement in principle of its litigation with dissenting preferred stockholders with appraisal rights, the Company incurred a $313,000 increase in net loss available to common stockholders in 2002. As a result of the above factors, the Company had a net loss of $1,207,000 or $.13 per fully diluted share for 2002, compared to a net loss of $221,000 or $.02 per share, for 2001.

Year Ended December 31, 2001 compared to 2000

Net sales in 2001 decreased $1,216,000 or approximately 3.0% compared to 2000. Reduced market prices for gypsum wallboard, a major product line of the Company’s distribution facilities, closure of certain under-performing distribution facilities, elimination of installation services at certain locations and reduced demand for certain of the Company’s manufactured products, accounted for the sales decline in 2001 compared to 2000.

Gross profit as a percentage of net sales for 2001 was approximately 31.0% compared to 30.7% in 2000. The increase in gross profit margins was principally due to a slight improvement in gross profit margins realized by the Company’s distribution facilities. Although the Company realized an increase in gross profit margins, the severe industry price declines in gypsum wallboard products was a primary factor in the total gross profits decrease from 2000 to 2001.

In 2001, the aggregate gross profits derived by the Company’s acquired distribution facilities were adversely affected by competitive conditions in the Company’s distribution markets, primarily the sale of gypsum products manufactured by other companies. Market prices for gypsum wallboard were substantially lower in 2001 compared to the average prices realized in 2000. The decrease appeared to be the result of excess supply and

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Year Ended December 31, 2001 compared to 2000 (continued)

increase competition among the gypsum wallboard manufacturers. However, the trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of 2001, began to rebound from historically low levels during the third quarter ended September 30, 2001. During the third quarter, certain manufacturers reduced production of gypsum wallboard and a seasonally strong demand for gypsum wallboard resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels. The Company is unable to determine if such increased prices will be maintained or trend higher in 2002. However, additional price increases for gypsum wallboard have been announced for March 2002.

The results of operations of the Company’s distribution facilities had a negative impact on the Company’s consolidated results in 2001 due in large part to reduced gross profits caused by lower gypsum wallboard prices and poor operating results at certain under-performing distribution facilities, including those facilities which were closed in 2001. In 2001, the Company’s distribution facilities realized sales of $27,597,000 and incurred an operating loss of $639,000 before any charges of corporate overhead and write-off of goodwill impairment charges, compared to sales of $28,464,000 and an operating profit of $171,000 in 2000. In addition, the Company incurred a $238,000 impairment charge to goodwill as a result of the under-performance of certain acquired distribution operations subsequent to the date of their acquisition.

Efforts are being made to increase sales and gross profits of distribution facilities by focusing primarily on attaining increased sales of the Company’s manufactured products through the Company’s acquired distribution facilities and its manufacturing facilities, broadening the product line of the Company’s existing distribution facilities in selected markets and decreasing reliance on sales of gypsum products in certain distribution locations.

Selling, general and administrative expenses as a percentage of net sales for 2001 were approximately 28.8% compared to 27.0% in 2000. The most significant reason for the increase in selling, general and administrative expenses as a percentage of sales in the year 2001 was the decrease in revenue resulting from the decline in gypsum wallboard prices and the recent closure of under-performing distribution facilities in 2001. Selling, general and administrative expenses increased $382,000 or approximately 3.5% in 2001, compared to 2000. The increase in expenses was primarily due to additional operating costs, including an increase in provision for bad debt expense of $92,000, primarily related to the distributors acquired at various times during 2000. In addition, the operating results of certain of the acquired distributors were not included for the entire twelve month period in 2000 due to the timing of their respective acquisitions.

The Company has taken action to improve operating performance in the Company’s distribution operations through: (i) and approximate 32% reduction in workforce of 68 employees in 2001; (ii) closure of under-performing locations in Hattiesburg, Picayune and Pascagoula, Mississippi; (iii) elimination of installation services at two locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. The operations associated with the three closed distribution locations and eliminated installation services accounted for aggregate operating losses for 2001 and 2000 of approximately, $474,000 and $96,000 respectively. Additional charges attributed to the closed operations, including expenses arising from the sale of vehicles and closing of a leased facility, increased total losses associated with the closed facilities in 2001 to approximately $592,000.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s operations provided approximately $220,000 and $1,185,000 of net cash from operations in 2002 and 2001, respectively. The reduction in cash flow in 2002 was primarily attributable to an increase in accounts receivable. During 2002, the net expenditures for investing activities were $100,000 compared to $112,000 in 2001. The expenditures in 2002 and 2001 were primarily the result of the purchase of equipment and vehicles to upgrade its manufacturing operations and delivery capability to its customers.

During 2002, the Company derived net cash of approximately $121,000 from its financing activities. In 2001, the Company reduced its line of credit $768,000 and made principal payments on other debt totaling $1,538,000, including the payment of the 8% Subordinated Debentures due December 31, 2001. In 2001 the Company received proceeds of approximately $748,000 from collateralized borrowing agreements which were partially used to repay the 8% Subordinated Debentures.

Future Commitments and Funding Sources

At December 31, 2002, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

Contractual Cash

Payments due by Fiscal

2007 and

Obligations

Total

2003

2004

2005

2006

Thereafter

Long-term debt (a)

$

1,651,000

$

690,000

$

794,000

$

139,000

$

25,000

$

3,000

Operating leases (a)

$

3,297,000

$

1,105,000

$

1,039,000

$

667,000

$

250,000

$

236,000

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯

Total contractual

  cash obligations

$

4,948,000

$

1,795,000

$

1,833,000

$

806,000

$

275,000

$

239,000

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

————————————

(a)

See Notes 7 and 13 in the accompanying financial statements for additional information regarding our debt and commitments.

At December 31, 2002, the Company had working capital of approximately $1,432,000 compared to working capital of $2,743,000 at December 31, 2001. The net reduction in working capital was primarily attributable to the reclassification of appraisal rights obligation ($1,541,000) from a long-term liability at December 31, 2001 to a current liability at December 31, 2002.

As of December 31, 2002, the Company had cash and cash equivalents of $1,609,000, which included customer payments in the amount of $713,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources (continued)

outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of a $6,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2003, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At December 31, 2002, $4,914,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $4,914,000) of approximately $5,196,000 at December 31, 2002.

Trade accounts receivable represent amounts due from subcontractors, contractors and building materials dealers located principally in Florida, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of December 31, 2002, the Company owned and operated eleven distribution outlets. Accounts receivable, net of allowance, at December 31, 2002 was $4,880,000 compared to $4,419,000 at December 31, 2001. The increase in receivables of $461,000, or approximately 10.4%, was primarily related to slower payments by certain customers in 2002 compared to 2001.

As a result of the consummation of the December 31, 1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At December 31, 2002, the Company had paid $685,000 of such cash amount. Amounts payable to such stockholders at December 31, 2002 results from their non-compliance with the condition for payments.

Holders representing 81,100 preferred shares elected dissenters’ rights, which, under Delaware law, would require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company recorded a liability for each share based on the fair value of $2.25 in cash, and $8.00 Subordinated Debenture and five shares of the Company’s common stock since that is the consideration the dissenting holders would have received if they did not perfect their dissenters’ rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002.

In February 2003, the Company and the dissenting stockholders reached a settlement in principal prior to the trial court issuing a ruling. The settlement provides for the Company to pay the holders of appraisal rights $12.00 per share in cash ($973,200) at closing on May 1, 2003 and issue a 5.6% Promissory Note for $10.00 per share ($811,000) due May 1, 2006, with such Note reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. The Company anticipates satisfying the cash due at closing from cash on hand and borrowings to be made available from its line of credit with its commercial lender based on increases to its inventory borrowing base. At December 31, 2002, the appraisal rights obligation was recorded as a current liability of $1,541,000, pending the consummation of the settlement.

At December 31, 2002, the Company has paid the holders of the Subordinated Debentures tendering their bonds $808,000. Amounts payable to stockholders at December 31, 2002 on the Company’s consolidated balance sheets includes $214,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Liquidity and Capital Resources (continued)

The Company presently is focusing its efforts on enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $300,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations and improve customer service. The Company expects to finance approximately $200,000 of these expenditures from various lenders with the balance funded by cash derived from operations.

The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet its current obligations for its operations and support the cash requirements of it capital expenditure programs in 2003.

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully achieve and maintain profitable operations.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”. The Company’s adoption of SFAS 144 on January 1, 2002 did not have a material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company’s adoption of SFAS 145 did not have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Cost Associated with Exit of Disposal Activities (SFAS 146) and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the date of an entity’s commitment to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.

Goodwill and Other Intangible Assets

Effective January 1, 2002 the Company adopted SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company’s adoption of this standard did not have any effect on its accounting for prior business combinations.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Goodwill and Other Intangible Assets (continued)

SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. If goodwill amortization had not been recorded in 2001 and 2000, the Company’s net (loss) income would have been ($180,000) and $563,000, respectively, with no impact on earnings per share.

In the second quarter of 2002, the Company completed its SFAS 142 transitional impairment review and determined that the goodwill (“excess cost of investment over net assets acquired”) of $1,272,000 associated with acquisitions of several distribution facilities in 2000 should be reduced to $0. The impairment is the result of the under-performance of several of the acquired distribution facilities. The fair value of the distribution reporting unit was determined using the present value of expected future cash flows and other valuation measures.

The $1,272,000 ($789,000 net of related tax benefit) non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

Market Risks

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, prices of raw materials and consumer confidence. Downturns in the market that we serve or in the economy could have a material adverse effect on the Company’s operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins.

The Company’s first quarter revenues and, to a lesser extent, the Company’s fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of the Company’s overhead and expense remains relatively fixed throughout the year, the Company’s profits also tend to be lower during the first and fourth quarters.

Exposure to Interest Rates

The Company has two variable rate mortgages totaling $416,000 at December 31, 2002. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company’s six million dollar line of credit from a commercial lender bears an interest rate of prime plus ½%. A significant increase in the prime rate could have a material adverse effect on the Company’s operating results and financial condition.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.

Financial Statement and Supplementary Data

Consolidated Financial Statements:

Page

Report of Independent Certified Public Accountants

21

Consolidated Balance Sheets

22

Consolidated Statement of Operations

23

Consolidated Statements of Changes in Common

Stock and Other Stockholders Equity

24

Consolidated Statements of Cash Flows

25

Notes To Consolidated Financial Statements

1.

Merger

27

2.

Description of Business and Summary of

Significant Accounting Policies

27

3.

Inventories

31

4.

Property, Plant and Equipment

31

5.

Notes Payable

32

6.

Accrued Expenses and Other Liabilities

32

7.

Long-Term Debt

33

8.

Income Taxes

34

9.

Capital Stock

35

10.

Miscellaneous Income

37

11.

(Loss) Earnings Per Common Share

38

12.

Related Party Transactions

39

13.

Commitments and Contingencies

39

14.

Year 2000 Acquisitions

40

15.

Impairment Charges

42

16.

Subsequent Event

43

Schedule II – Valuation and Qualifying Accounts

44

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Imperial Industries, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 47 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United State of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2(o) to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida

March 27, 2003

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 1,609,000	$ 1,368,000
Trade accounts receivable (less allowance for doubtful accounts of
$477,000 and $453,000 at December 31, 2002 and 2001, respectively)	4,880,000	4,419,000
Inventories	3,613,000	3,807,000
Deferred income taxes	383,000	523,000
Other current assets	553,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	294,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total current assets	11,038,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	10,411,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Property, plant and equipment, at cost	4,051,000	4,197,000
Less accumulated depreciation	(2,068,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(1,749,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net property, plant and equipment	1,983,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	2,448,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Deferred income taxes	509,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	327,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Excess cost of investment over net assets acquired	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,272,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Other assets	177,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	133,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	$ 13,707,000 ————————	$ 14,591,000 ————————
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 4,914,000	$ 4,335,000
Current portion of long-term debt	690,000	669,000
Accounts payable	1,852,000	1,906,000
Obligation for Appraisal Rights	1,541,000	—
Payable to stockholders	262,000	286,000
Accrued expenses and other liabilities	347,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	472,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total current liabilities	9,606,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	7,668,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Long-term debt, less current maturities	961,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,440,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Obligation for appraisal rights	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,140,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Commitments and contingencies (Note13)	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Stockholders' equity:
Common stock, $.01 par value at December31, 2002 and 2001;
40,000,000 shares authorized 9,235,434 and 9,220,434 issued at
December 31, 2002 and 2001, respectively	92,000	92,000
Additional paid-in-capital	13,924,000	13,920,000
Accumulated deficit	(10,876,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(9,669,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total stockholders' equity	3,140,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	4,343,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	$ 13,707,000 ————————	$ 14,591,000 ————————

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
	2002	2001	2000

Net sales	$ 36,504,000	$ 39,514,000	$ 40,730,000
Cost of sales	25,099,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	27,254,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	28,218,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Gross profit	11,405,000	12,260,000	12,512,000

Selling, general and administrative expenses	10,564,000	11,367,000	10,985,000
Impairment charge	96,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	238,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Operating income	745,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	655,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,527,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Other (expense) income:
Interest expense	(531,000)	(825,000)	(806,000)
Miscellaneous income, net	129,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	77,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	199,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	(402,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(748,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(607,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Income (loss) before income taxes and cumulative effect of change in
accounting principle for SFAS 142	343,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(93,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	920,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Income tax (expense):
Current	(7,000)	(12,000)	(19,000)
Deferred	(441,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(116,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(367,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	(448,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(128,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(386,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(Loss) income before cumulative effect of change in accounting
principle for SFAS 142	$ (105,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ (221,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 534,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cumulative effect of change in accounting principle for SFAS 142,
net of deferred tax benefit of $483,000 (Note2)	(789,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net (loss) income	(894,000)	(221,000)	534,000
Less: Provision for settlement of appraisal rights obligation	(313,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net (loss) income available to common stockholders	$ (1,207,000) ————————	$ (221,000) ————————	$ 534,000 ————————

Basic (loss) earnings per share	$ (0.13) ————————	$ (0.02) ————————	$ 0.06 ————————

Diluted (loss) earnings per share	$ (0.13) ————————	$ (0.02) ————————	$ 0.06 ————————

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK AND

OTHER STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

			Additional
	Common Stock		paid-in	Accumulated	Treasury
	Shares	Amount	capital	deficit	stock	Total

Balance at January 1, 2000	8,230,434	$ 82,000	$ 13,414,000	$ (9,982,000)	$ —	$ 3,514,000

Issuance of common stock	975,000	10,000	501,000	—	—	511,000

Net income	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	534,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	534,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Balance at December 31, 2000	9,205,434	92,000	13,915,000	(9,448,000)	—	4,559,000

Issuance of common stock	15,000	—	5,000	—	—	5,000

Net loss	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(221,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(221,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Balance at December 31, 2001	9,220,434 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	92,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	13,920,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(9,669,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	4,343,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Issuance of Common Stock	15,000	—	4,000	—	—	4,000

Provision for settlement of
appraisal rights obligation	—	—	—	(313,000)	—	(313,000)

Net loss	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(894,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(894,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Balance at December 31, 2002	9,235,434 —————————	$ 92,000 —————————	$ 13,924,000 —————————	$ (10,876,000) —————————	$ — —————————	$ 3,140,000 —————————

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$ (894,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ (221,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 534,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Cumulative effect of change in accounting principle	789,000	—	—
Depreciation	464,000	525,000	445,000
Amortization	28,000	71,000	38,000
Write-down of goodwill	—	238,000	—
Debt issue discount	—	59,000	59,000
Provision for doubtful accounts	268,000	375,000	283,000
Provision for write down of assets	96,000	61,000	—
Provision for deferred income taxes	441,000	116,000	367,000
Loss (gain) on disposal of fixed assets	5,000	32,000	(1,000)
Compensation expenses-issuance of stock	4,000	5,000	60,000
(Increase) decrease in:
Accounts receivable	(729,000)	72,000	(2,921,000)
Inventory	194,000	580,000	(526,000)
Prepaid expenses and other assets	(331,000)	(302,000)	(75,000)
Increase (decrease) in:
Accounts payable	(54,000)	(358,000)	1,362,000
Payable to stockholders	(24,000)	—	—
Obligation for appraisal rights	88,000	88,000	—
Accrued expenses and other liabilities	(125,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(156,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	394,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total adjustments to net (loss) income	1,114,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,406,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(515,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash provided by operating activities	220,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,185,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	19,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Cash flows from investing activities:
Purchase of property, plant and equipment	(142,000)	(92,000)	(525,000)
Acquisition of businesses	—	—	(2,033,000)
Payment on notes payable A & R acquisitions	—	(100,000)	(195,000)
Proceeds received from sale of property and equipment	42,000	80,000	40,000
Proceeds from exercise of warrants and stock options	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	20,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash used in investing activities	(100,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(112,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(2,693,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(continued)

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,
	2002	2001	2000
Cash flows from financing activities:
Increase (decrease) in notes payable banks - net	579,000	(768,000)	3,577,000
Proceeds from issuance of long-term debt	246,000	748,000	273,000
Repayment of long-term debt	(704,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(1,538,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(442,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net cash provided by (used in) financing activities	121,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(1,558,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	3,408,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net increase (decrease) in cash and cash equivalents	241,000	(485,000)	734,000
Cash and cash equivalents, beginning of year	1,368,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,853,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,119,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Cash and cash equivalents, end of year	$ 1,609,000 —————————	$ 1,368,000 —————————	$ 1,853,000 —————————
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 455,000 —————————	$ 692,000 —————————	$ 622,000 —————————
Non-cash transactions:
Issuance of an aggregate of 15,000, 15,000 and
775,000 shares, respectively, of common stock related
to acquisitions and to an officer of the Company	$ 4,000 —————————	$ 5,000 —————————	$ 490,000 —————————
Issuance of notes related to the acquisitions	$ — —————————	$ — —————————	$ 950,000 —————————
Reclassification of property, plant and equipment
to other current assets (See Note 15)	$ 240,000 —————————	$ — —————————	$ — —————————

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(1)

Merger

Effective December 31, 1998, (the “Effective Date”), the Company merged into a wholly-owned subsidiary, (the “Merger”). At the Effective Date, each share of the Company’s $.10 par value common stock outstanding before the Merger was converted into one share of $.01 par value common stock. Also at the Effective Date, 300,121 outstanding shares of preferred stock, with a carrying value of $3,001,000 were retired and $4,292,000 of accrued dividends on such shares, were eliminated as described herein.

In connection with the elimination of the preferred stock, the Company was required to pay cash of $733,000, of which $685,000 has been paid as of December 31, 2002. In addition, the Company issued $985,000 face value of Debentures due December 31, 2002 with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company’s common stock at the Effective Date. At December 31, 2002, the Company has paid $808,000 of the $985,000 to Debenture holders who had tendered their bonds as required by such instruments.

Holders of 81,100 shares of preferred stock (the “Dissenting Stockholders”), with a carrying value of $811,000, elected to exercise their appraisal rights with respect to such stock. Pursuant to Delaware law, the Dissenting Stockholders petitioned the Delaware Chancery Court on April 23, 1999 to determine the fair value of their shares at the Effective Date, which would require the Company to pay the holders the fair value of their stock in cash as determined by the Delaware Chancery Court. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. In February 2003, the Company and the Dissenting Stockholders reached a settlement in principle prior to the trial court issuing a ruling. As of December 31, 2002, the Company has recorded $1,541,000 in the accompanying consolidated balance sheets as an estimate for the obligation for appraisal rights based on the estimated fair value of the settlement. (See Note 16).

In connection with the Merger, all then outstanding stock purchase warrants were automatically converted into warrants with identical terms exercisable for shares of the Company’s common stock.

(2)

Description of Business and Summary of Significant Accounting Policies

The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchasing and sale of other building materials from other manufacturers. Sales of the Company’s products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

(a)

Basis of presentation

The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. Trade accounts receivable represent amounts due form building materials dealers, contractors and subcontractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At December 31, 2002, accounts aggregating $537,000, or approximately 10.0% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender. See Note (5). The allowance for doubtful accounts at December 31, 2002 of $477,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(b)

Concentration of Credit Risk (continued)

The Company places its cash with commercial banks. At December 31, 2002, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

(c)

Inventories

Inventories are stated at the lower cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

(d)

Property, plant and equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the depreciable assets. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized. Differences between the proceeds received on the sale of property, plant and equipment and the carrying value of the assets at the date of sale is credited or charged to net income.

(e)

Excess Cost of Investment Over Net Assets Acquired and Other Intangible Assets

Licenses, trademarks and deferred financing costs are amortized on the straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing. Excess cost of investment over net assets acquired was amortized using the straight-line method over 40 years until December 31, 2001 and was net of $57,000 accumulated amortization at December 31, 2001. (See Note 2 (n) Recent Accounting Pronouncements and Note 2 (o) Goodwill and Other Intangible Assets).

(f)

Income taxes

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

(g)

Earnings per share of common stock

Basic earnings per common share is computed by dividing net income, by the weighted-average number of shares of common stock outstanding each year. Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. (See Note (11) – Earnings Per Common Share).

(h)

Cash and cash equivalents

The Company defines cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at December 31, 2002 and 2001 are short-term time deposits of $122,000 and $121,000, respectively. Also included in cash and cash equivalents at December 31, 2002 and 2001 are $713,000 and $698,000, respectively, of customer payments that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Such amounts will reduce the outstanding balance of the line of credit, resulting in greater borrowing availability.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(i)

Revenue recognition policy

Revenue from sales transactions, net of discounts and allowances, is recorded upon delivery of inventory to the customer.

(j)

Stock based compensation

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award (See Note 9).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of Financial Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

Year Ended December 31,
	2002	2001	2000
Net (loss) income available to common
stockholders, as reported	$ (1,207)	$ (221)	$ 534

Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects	(31) ¯¯¯¯¯¯¯¯¯¯¯¯	(62) ¯¯¯¯¯¯¯¯¯¯¯¯	(33) ¯¯¯¯¯¯¯¯¯¯¯¯

Pro forma net (loss) income	$ (1,238) ——————	$ (283) ——————	$ 501 ——————

(Loss) earnings per share:
Basic as reported	$ (0.13)	$ (0.02)	$ 0.06
Basic pro forma	$ (0.13)	$ (0.03)	$ 0.06
Diluted as reported	$ (0.13)	$ (0.02)	$ 0.06
Diluted pro forma	$ (0.13)	$ (0.03)	$ 0.06

(k)

Accounting estimates

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(l)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments principally notes payable, debentures, obligation for appraisal rights and long-term debt, approximate fair value based on discounted cash flows and because the borrowing rates are similar to the current rates available to the Company.

(m)

Segment Reporting

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 2002, 2001 and 2000, the Company determined that it operated in a single operating segment.

(n)

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144”), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”. The Company’s adoption of SFAS 144 on January 1, 2002 did not have a material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company’s adoption of SFAS 145 did not have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the date of an entity’s commitment to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.

(o)

Goodwill and Other Intangible Assets

Effective January 1, 2002 the Company adopted SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 was issued by the FASB in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. The Company’s adoption of this standard did not have any effect on its accounting for prior business combinations.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(o)

Goodwill and Other Intangible Assets (continued)

SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment until its life is determined to no longer be indefinite. If goodwill amortization had not been recorded in 2001 and 2000, net (loss) income would have been $(180,000) and $563,000, respectively, with no impact on earnings per share.

In the second quarter of 2002, the Company completed its SFAS 142 transitional impairment review and determined that the goodwill (“excess cost of investment over net assets acquired”) of $1,272,000, net of amortization, associated with acquisitions of several distribution facilities in 2000 should be reduced to $0. The impairment is the result of the under-performance of several of the acquired distribution facilities. The fair value of the distribution reporting unit was determined using the present value of expected future cash flows and other valuation measures.

The $1,272,000 ($789,000 net of related tax benefit) non-cash charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

(3)

Inventories

At December 31, 2002 and 2001, inventories consist of:

	2002	2001

Raw materials	$ 490,000	$ 465,000
Finished goods	2,856,000	3,062,000
Packaging materials	267,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	280,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	$ 3,613,000 ————————	$ 3,807,000 ————————

(4)

Property, Plant and Equipment

A summary of the cost of property, plant and equipment at December 31, 2002 and 2001 is as follows:

	2002	2001	Estimated useful life (years)
Land	$ 151,000	$ 191,000	—
Buildings and
improvements	632,000	963,000	10 - 40
Machinery and equipment	1,860,000	1,672,000	3 - 20
Vehicles	1,051,000	1,011,000	2 - 8
Furniture and Fixtures	357,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	360,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	3 - 12
	$ 4,051,000 ————————	$ 4,197,000 ————————

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)

Property, Plant and Equipment (continued)

The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $1,976,000 and $2,024,000 at December 31, 2002 and 2001, respectively. See “Note 7.”

(5)

Notes Payable

At December 31, 2002 and 2001, notes payable represent amounts outstanding under a $6,000,000 line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, bears interest at prime plus ½% (4.75% at December 31, 2002), expires June 19, 2003, and is subject to annual renewal. The weighted average effective interest rate on the line of credit was 5.80%. 8.36%, and 11.62% during years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $5,196,000, of which $4,914,000 remained outstanding. The average amounts outstanding during 2002 and 2001 were $4,782,000, and $4,894,000, respectively. The maximum amounts outstanding at any month-end during 2002 and 2001 were $5,537,000 and $5,453,000, respectively.

(6)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
Employee compensation related items	$ 164,000	$ 183,000
Taxes, other than income taxes	125,000	109,000
Income taxes	7,000	12,000
Interest	7,000	20,000
Other	44,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯	148,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯
	$ 347,000 ———————	$ 472,000 ———————

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)

Long-Term Debt

Long-term debt of the Company is as follows:

	2002	2001
Uncollateralized notes issued for acquisitions,
interest at 8% per annum, principal and
interest payable through September 2003.	$ 164,000	$ 492,000
Mortgage note payable, interest at 8 3/4%,
principal and interest payable monthly in
the amount of approximately $3,760, with a
balloon payment of approximately $187,000
due October 4, 2004.	233,000	256,000
Mortgage note payable, interest at prime + 1%,
principal payments of $800 plus interest
payable monthly, with a balloon payment of
approximately $118,000 due October 4, 2004.	134,000	144,000
Mortgage note payable, interest at prime + 1%,
principal payments of $1,678 plus interest
payable monthly, with a balloon payment of
approximately $247,000 due October 4, 2004.	282,000	302,000
Mortgage note payable, interest at 8 3/4%,
principal and interest payable monthly in
the amount of approximately $2,415, with a
balloon payment of approximately $198,000
due June 16, 2003.	202,000	212,000
Equipment notes payable, interest at various
rates ranging from 3.10% to 11.40%, per annum,
principal and interest payable monthly
expiring at various dates through September 2006.	636,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	703,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	1,651,000	2,109,000
Less current maturities	(690,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(669,000) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	$ 961,000 ————————	$ 1,440,000 ————————

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)

Long-Term Debt (continued)

As of December 31, 2002, long-term debt matures as follows:

Year ended December 31,	Amount
2003	$ 690,000
2004	794,000
2005	139,000
2006	25,000
2007	3,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
$ 1,651,000 ————————

(8)

Income Taxes

The deferred tax asset of $892,000 and $850,000, at December 31, 2002 and 2001 respectively, consist of the tax effect of the following:

	2002	2001
Net operating loss carryforwards	$ 292,000	$ 731,000
Goodwill amortization	510,000	90,000
Other	90,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	29,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
	$ 892,000 ————————	$ 850,000 ————————

The Company has net operating losses of $769,000 that will expire in varying amounts from 2005 through 2009.

The deferred tax asset net increase of $42,000 for 2002 was primarily due to the $483,000 temporary difference created by write-off of goodwill under SFAS 142 offset by the use or expiration of $1,154,000 of net operating loss carryforwards. The deferred tax asset net decrease of $116,000 for 2001 was primarily related to the expiration of $424,000 of net operating loss carryforwards. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company’s ability to generate sufficient future taxable income.

The current income tax expense represents state taxes and alternative minimum taxes payable for the years ended December 31, 2002, 2001 and 2000.

A reconciliation of the Federal statutory rate to the effective tax is as follows:

	Year Ended December 31,
	2002	2001	2000
U.S. statutory rate	(35%)	(35%)	35%
Expiring net operating losses	29%	0%	0%
Reversal of 1999 items	0%	173%	7%
Other	2% ¯¯¯¯¯¯¯¯	0% ¯¯¯¯¯¯¯¯	0% ¯¯¯¯¯¯¯¯
Effective rate	(4%) ————	138% ————	42% ————

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)

Capital Stock

(a)

Common Stock

At December 31, 2002, the Company had outstanding 9,235,434 shares of common stock (9,220,434 shares at December 31, 2001) with a $.01 par value per share (“Common Stock”). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In 2002 and 2001, the Company issued 15,000 shares of common stock as incentive compensation to an employee pursuant to the terms of an employment agreement associated with a 2000 acquisition.

In 2000, the Company issued an aggregate of 675,000 shares of common stock as partial consideration for the purchase of certain assets of seven building materials distributors, 100,000 shares were issued to an officer as compensation for services rendered, and 200,000 shares were issued in connection with the exercise of outstanding stock purchase warrants.

On July 19, 2002 at the Company’s Annual Meeting of Shareholders, the Company’s Shareholders approved a proposal for a one for five reverse common stock split (“Reverse Stock Split”). Pursuant to the terms of the proposal, the Reverse Stock Split was to become effective upon filing an appropriate certificate with the Secretary of State of Delaware. Notwithstanding the approval of the Reverse Stock Split, the Board of Directors reserved the right, without future action by the Shareholders, to elect not to proceed with the Reverse Stock Split if at any time prior to filing such certificate with the State of Delaware, the Board of Directors, in its sole discretion, determined that it was no longer in the best interests of the Company and its stockholders. In addition, the Board of Directors reserved the right to delay the Reverse Stock Split for up to twelve months following the stockholder approval.

The Board of Directors determined it was in the best interest of the Company to postpone the implementation of the Reverse Stock Split until a future date to be determined by the Board.

(b)

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2002, 2001 and 2000, there were no shares of preferred stock outstanding.

(c)

Warrants

At December 31, 2002 and 2001, the Company had warrants outstanding to purchase 150,000 shares of the Company’s common stock. The Company issued 150,000 warrants in January 1999 to its investment banker for financial advisory services in connection with the Merger (the “Investment Banker Warrants”), which entitle

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)

Capital Stock (continued)

(c)

Warrants (continued)

the holder to purchase one share at $.38 per share until December 31, 2003. The Company estimated the fair value of the Investment Banker Warrants at $22,000 based on a Black-Scholes pricing model and the following assumptions: volatility of 45%, risk-free rate of 4.6%, expected life of four years and a dividend rate of 0%. Warrants to purchase 200,000 shares of the Company’s common stock at $.10 per share were exercised in 2000.

(d)

Stock Option Plans

The Company has two stock option plans, the Directors’ Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the “1999 Plans”). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company’s stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the “Committee”), which is comprised of three directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares were reserved for issuance under the Employee and Directors’ Plans, respectively. As of December 31, 2002, options for 360,000 shares were available for future grants under the 1999 Employee Plan. All shares under the Director’s Plan have been issued.

A summary of the activity and status of our stock option plans was as follows:

	Weighted Average			Number of Options
	Exercise Price			Years Ended
	Per Share			December 31,
	2002	2001	2000	2002	2001	2000
Outstanding Options – Beginning of year	$ 0.41	$ 0.57	$ —	400,000	245,000	—
Options Granted	$ 0.22	$ 0.21	$ 0.57	80,000	185,000	245,000
Options Exercised	$ —	$ —	$ —	—	—	—
Options Cancelled	$ —	$ —	$ —	(40,000) ¯¯¯¯¯¯¯¯¯¯¯	(30,000) ¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯
Options Outstanding - End of Year	$ 0.37	$ 0.41	$ 0.57	440,000 ¯¯¯¯¯¯¯¯¯¯¯	400,000 ¯¯¯¯¯¯¯¯¯¯¯	245,000 ¯¯¯¯¯¯¯¯¯¯¯
Options Exercisable - End of Year	$ 0.37	$ 0.57	$ 0.57	440,000 ¯¯¯¯¯¯¯¯¯¯¯	215,000 ¯¯¯¯¯¯¯¯¯¯¯	245,000 ¯¯¯¯¯¯¯¯¯¯¯

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(9)

Capital Stock (continued)

(d)

Stock Option Plans (continued)

Information with respect to outstanding and exercisable stock options at December 31, 2002 was as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price (1)	Shares	Weighted Average Exercise Price
$ 0.20	120,000	3.87	$ 0.20	120,000	$ 0.20
$ 0.22	80,000	4.38	$ 0.22	80,000	$ 0.22
$ 0.24	45,000	3.71	$ 0.24	45,000	$ 0.24
$ 0.57	195,000 ¯¯¯¯¯¯¯¯¯¯	1.99	$ 0.57 ¯¯¯¯¯¯¯¯¯¯¯	195,000 ¯¯¯¯¯¯¯¯¯¯	$ 0.57 ¯¯¯¯¯¯¯¯¯¯¯
Total	440,000 —————	3.11	$ 0.37 —————	440,000 —————	$ 0.37 —————

————————————

(1)

All options were granted at market price and no compensation cost has been recognized in connection with these options.

Pursuant to SFAS No. 123,as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” the Company has elected to use the intrinsic value method of accounting for employee awards. stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock option

The weighted average fair value of the Company’s Options granted during 2002, 2001 and 2000 were $.18, $.15 and $.44 per share, respectively, at the date of grant. The fair value of the Options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000; no expected dividend yield; expected volatility of 130%, 112% and 104%; risk free interest rate of 4.8%, 5.9% and 3.4%; and an expected option life of four years for both periods.

(10)

Miscellaneous income

A summary of miscellaneous income (expense) for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Interest income	$ 4,000	$ 10,000	$ 15,000
Insurance premium refunds	51,000	36,000	36,000
Late charge income	56,000	39,000	45,000
Settlement of lawsuit	—	—	75,000
(Loss) gain on disposal of property,
plant and equipment	(5,000)	(32,000)	1,000
Other, net	23,000 ¯¯¯¯¯¯¯¯¯¯¯¯	24,000 ¯¯¯¯¯¯¯¯¯¯¯¯	27,000 ¯¯¯¯¯¯¯¯¯¯¯¯
	$ 129,000 ——————	$ 77,000 ——————	$ 199,000 ——————

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(11)

(Loss) Earnings Per Common Share

Below is a reconciliation between basic and diluted (loss) earnings per common share under SFAS 128 for the years ended December 31, 2002, 2001 and 2000 (in thousands except per share amounts):

	2002			2001			2000
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic (loss) earnings:
(Loss) income before cumulative
effect of change in accounting
principle for SFAS 142	$ (105)	9,229	$ (0.01)	$ (221)	9,214	$ (0.02)	$ 534	8,936	$ 0.06

Cumulative effect of change in
accounting principle for
SFAS 142, net of tax benefit	$ (789) ¯¯¯¯¯¯¯¯¯¯	9,229 ¯¯¯¯¯¯¯¯¯¯	$ (0.09) ¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯

Net (loss) income	$ (894)	9,229	$ (0.10)	$ (221)	9,214	$ (0.02)	$ 534	8,936	$ 0.06
Less: Provision for settlement
of appraisal rights obligation	(313) ¯¯¯¯¯¯¯¯¯¯	9,229 ¯¯¯¯¯¯¯¯¯¯	(0.03) ¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯

Net (loss) income available to
common stockholders	$ (1,207) —————	9,229 —————	$ (0.13) —————	$ (221) ———-—	9,214 ————	$ (0.02) —————	$ 534 ————	8,936 ————	$ 0.06 ————

Effective of Dilutive Securities:
Warrants	—	—	—	—	—	—	—	134	—

Diluted (loss) earnings:
(Loss) income before cumulative
effect of change in accounting
principle for SFAS 142	$ (105)	9,229	$ (0.01)	$ (221)	9,214	$ (0.02)	$ 534	9,070	$ 0.06

Cumulative effect of change in
accounting principle for
SFAS 142, net of tax benefit	$ (789) ¯¯¯¯¯¯¯¯¯¯	9,229 ¯¯¯¯¯¯¯¯¯¯	$ (0.09) ¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯

Net (loss) income	$ (894)	9,229	$ (0.10)	$ (221)	9,214	$ (0.02)	$ 534	9,070	$ 0.06
Less: Provision for settlement
of appraisal rights obligation	(313) ¯¯¯¯¯¯¯¯¯¯	9,229 ¯¯¯¯¯¯¯¯¯¯	$ (0.03) ¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯

Net (loss) income available to
common stockholders	$ (1,207) —————	9,229 —————	$ (0.13) —————	$ (221) ————	9,214 ————	$ (0.02) —————	$ 534 ————	9,070 ————	$ 0.06 ————

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(12)

Related Party Transactions

The Company and its subsidiaries paid legal fees of approximately $78,000, $275,000 and $238,000 in 2002, 2001 and 2000, respectively, to a law firm with which two directors, including the Company’s Chairman of the Board are affiliated.

(13)

Commitments and Contingencies

(a)

Contingencies

As of March 24, 2003, the Company’s subsidiary, Acrocrete, Inc., together with several other parties are defendants in 41 lawsuits pending in various Southeastern states, by homeowners/homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company’s insurance carriers have accepted coverage under a reservation of rights for 38 of these claims and are providing a defense. The Company expects its insurance carriers to accept coverage for the other 3 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

The allegations of defects in synthetic stucco wall systems are not restricted to the Company’s products but rather are an industry-wide issue. There has never been any defect proven against Acrocrete. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, In The Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No: 97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. The lawsuit originally alleged a claim against Premix for third-party beneficiary breach of contract. This claim was voluntarily dismissed on the eve of a hearing on Premix’s dispositive Motion for Summary Judgment. A Third Amended Complaint was filed against Premix for breach of a statutory implied warranty. Plaintiff has alleged that certain materials, purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. After the Third Amended Complaint was filed, the contractor filed a cross claim against Premix for indemnification, breach of implied warranty and product liability. Through discovery, Premix’s counsel has been able to establish that another company’s product may have been used to anchor balcony railings to the structure and not the product manufactured by Premix. If Plaintiff can not establish that Premix’s product was used to anchor the balcony railings to the structure, Premix will ultimately prevail in this matter. In any event, Premix has additional meritorious defenses to these claims. The Company’s insurance carrier has not made a decision regarding coverage to date. In the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carriers to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

On April 23, 1999, certain Dissenting Stockholders owning shares of the Company’s formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, exclusive of any element of value attributable to the merger. (See Note (1) – Merger and Note (16) Subsequent Event).

The Company is engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(13)

Commitments and Contingencies (continued)

(b)

Lease Commitments

At December 31, 2002 certain property, plant and equipment were leased by the Company under long-term leases. Future minimum lease commitments as of December 31, 2002, for all noncancellable leases are as follows:

December 31,

2003

$

1,105,000

2004

1,039,000

2005

667,000

2006

250,000

2007 and thereafter

236,000

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

$

3,297,000

—————————

Rental expense incurred for operating leases were approximately $1,096,000, $1,242,000 and $957,000, for the three years ended December 31, 2002, 2001 and 2000, respectively.

(14)

Year 2000 Acquisitions

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

The three distributors (“A&R”), which had been under common ownership, were acquired for $1,580,000 in a single transaction that was accounted for under the purchase methods of accounting. The components of the purchase price were as follows: (in thousands):

Cash

$

471

Transfer of other assets

327

Common stock issued

   (225,000 shares @ $.64/share)

144

Three month uncollateralized note issued

150

One year uncollateralized note issued

100

Collateralized debt assumed

388

¯¯¯¯¯¯¯¯¯¯¯¯

$

1,580

——————

The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $401,000 being recorded as excess cost of investment over net assets acquired, amortized using the straight line method over 40 years.

Effective March 1, 2000, the Company acquired certain assets of a building materials distributor (“Panhandle”) located in Panama City Beach, Florida, for $386,000.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(14)

Year 2000 Acquisitions (continued)

The components of the purchase price were as follows (in thousands):

Cash

$

219

Two year uncollateralized note issued

125

Common stock issued

   (50,000 shares @ $.84/share

42

¯¯¯¯¯¯¯¯¯¯¯¯

$

386

——————

The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $167,000 being recorded as excess cost of investment over net assets acquired, amortized using the straight line method over 40 years.

Effective April 1, 2000 the Company acquired certain assets and liabilities of a building material distributor (“Tallahassee”) located in Tallahassee, Florida for $564,000. The components of the purchase price were as follows: (in thousands):

Cash

$

286

Two year uncollateralized note issued

125

Collateralized debt assumed

153

¯¯¯¯¯¯¯¯¯¯¯¯

$

564

——————

The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with excess of $125,000 being recorded as excess cost of investment over net assets acquired, amortized using the straight line method over 40 years.

Effective May 1, 2000, the Company acquired certain assets and liabilities of two related distributors (“A&R of Mississippi”), with locations in Gulfport, Hattiesburg and Pascagoula, Mississippi, The components of the purchase price were as follows (in thousands):

Cash ($614,000 at closing, $441,000

   paid 30 days after closing)

$

1,055

Transfer of other assets

122

Three year uncollateralized note issued

600

Collateralized debt assumed

310

Common stock issued

   (400,000 shares @ $.61/share)

244

¯¯¯¯¯¯¯¯¯¯¯¯

$

2,331

——————

The purchase price was allocated to the acquired assets and liabilities based on their fair values on the acquisition date with the excess of $886,000 being recorded as excess cost of investment over net assets acquired, amortized using the straight line method over 40 years.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(14)

Year 2000 Acquisitions (continued)

Following are the unaudited pro-forma results of operations as if the A&R, Panhandle, Tallahassee, and A&R of Mississippi purchases had occurred on January 1, 1999 (in thousands, except per share and share amounts):

	Year Ended December 31, 2000	Year Ended December 31, 1999
Net sales	$ 44,869	$ 38,361
Net income	$ 483	$ 1,348
Earnings per common share:
Basic	$ 0.05	$ 0.15
Diluted	$ 0.05	$ 0.15

This unaudited pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 1999, nor is it necessarily indicative of future operating results.

The preliminary impact of the Company’s assets and liabilities related to the acquisitions as of December 31, 2000, were as follows (in thousands):

Fair value of assets and liabilities acquired:

Inventories

$

1,838

Property, plant and equipment

1,445

Other assets (Excess cost of investment

   over net assets acquired)

1,580

Liabilities (Assumed)

(851)

¯¯¯¯¯¯¯¯¯¯¯¯

4,012

Less:

Debt issued

(1,100)

Common stock issued

(430)

Adjustment for accounts receivable

   due Company

(449)

¯¯¯¯¯¯¯¯¯¯¯¯

Net cash paid as reflected in the

   Statement of Cash Flows

$

2,033

——————

(15)

Impairment Charges

In 2002, the Company closed an under-performing distribution facility. As a result of closing this facility, the Company recorded an impairment charge of $96,000 to write-down the carrying value of the property held for sale to $240,000, its estimated realizable value. The property has been reclassified from property, plant and equipment to other current assets (asset held for sale) in the accompanying December 31, 2002 balance sheet.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(continued)

(15)

Impairment Charges (continued)

During 2001, the Company reviewed its long-lived assets and goodwill for which there were indications of possible impairment. The assets the Company reviewed were primarily those associated with the Company’s distribution operations acquired in 2000, since the Company experienced losses from certain of these operations, closed several locations, restructured operations and made changes to management. Based on these reviews, the Company recorded an impairment charge of $238,000 in the fourth quarter of 2001. This charge represented a write-down of the excess cost of investment over net assets acquired related to the January 1, 2000 and May 1, 2000 acquisitions. The fair values of the goodwill were primarily based on the Company’s estimates of discounted future cash flows.

(16)

Subsequent Event

(a)  In February 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company’s 1998 Merger (“Dissenting Stockholders”) reached a settlement in principle prior to the trial court issuing a ruling (the “Settlement”). The Settlement provides for the Company to pay the Dissenting Stockholders $12.00 per share in cash ($973,200) on May 1, 2003 and issue a 5.6% Promissory Note for $10.00 per share ($811,000) due May 1, 2006, with such Note reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. The Company anticipates satisfying the cash due at closing from cash on hand and borrowings to be made available from its line of credit with its commercial lender based on an increase to its inventory borrowing base. At December 31, 2002 the appraisal rights obligation was recorded at $1,541,000.

(b)  In March 2003, the Company’s subsidiary, Just-Rite, filed a suit against a former employee of the Company alleging violations of his non-compete agreement.

SCHEDULE II

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

Description ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	Balance beginning of period ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	Charged to cost and expenses ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	Charged to other accounts – describe ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	Deductions – describe ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯		Balance at end of period ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Year Ended December 31, 2002:

Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts:
Trade	$ 453,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 268,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 244,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(A)	$ 477,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Valuation allowance for deferred taxes	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯		$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Year Ended December 31, 2001:

Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts:
Trade	$ 400,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 375,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 322,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(A)	$ 453,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Valuation allowance for deferred taxes	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯		$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Year Ended December 31, 2000:

Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts:
Trade	$ 254,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 283,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 137,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(A)	$ 400,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Valuation allowance for deferred taxes	$ 1,633,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 1,633,000 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(B)	$ — ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

————————————

(A)

Uncollectable accounts written off, net of recoveries.

(B)

Expiration of related net operating loss carryforwards.

PART III

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.

Directors and Executive Officers of the Registrant

Information regarding Directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

The following table sets forth certain information with respect to the executive officers of the Company:

Name

Age

Position With Company

Howard L. Ehler, Jr.

 59

Principal Executive Officer,

Executive Vice President and

Secretary

Gary J. Hasbach

 58

President, Premix, Acrocrete

and Just-Rite

Betty J. Murchison

 63

Chief Accounting Officer,

Assistant Vice President

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

Gary J. Hasbach. Mr. Hasbach became President of Premix and Acrocrete in March 2001, and President of Just-Rite, in February 2000. Prior thereto, he had been Executive Vice President of Sales and Marketing for Premix and Acrocrete since January 1, 1999. Mr. Hasbach was formerly President of Premix and Acrocrete form September 1990 to May 1996. From May 1996 to December 1997, Mr. Hasbach served as Executive Vice President of Marketing for Florida Tile Industries, Inc. a distributor of tile and flooring products. In addition, Mr. Hasbach was a director of the Company from 1993 to February 1997.

Betty J. Murchison. Ms. Murchison has been the Company’s Chief Accounting Officer since June 1995. Prior thereto, from October, 1991 to June 1995, she was Principal Accounting Officer of Royce Laboratories, Inc. a manufacturer of generic pharmaceutical products. For over 25 years prior thereto, she was employed by the Company, the last three years acting as the Company’s Chief Accounting Officer.

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

The Company’s officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16a-3 (e), in 2002 no officer or director filed any report untimely, or failed to file a required report.

Item 11.

Executive Compensation

Information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13.

Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Transaction” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports, as well as to other members of senior management and the Board of Directors.

Based upon his evaluation within 90 days of the filing date of this Annual Report on Form 10-K, (the “Evaluation Date”) the principal executive officer/principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13(a) 14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is reported within the time periods specified in such SEC Rules and Forms.

(b)  Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1. and 2. The consolidated financial statements and supplemental financial statement schedule

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation’s consolidated financial statements and supplementary data schedule.

3. Exhibits

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

3.2

By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).

4.1

Form of Common Stock Purchase Warrant issued to Auerbach, Pollak & Richardson, Inc., (Form S-4 Registration Statement, Exhibit 4.1).

10.1

Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc., and Just-Rite Supply, Inc. dated January 28, 2000.

10.2

Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)

10.3

License Agreement between Bermuda Roof Company and Premix-Marbletite Manufacturing Co.,

Form S-4 Registration Statement, Exhibit 10.5).

10.4

Employee Stock Option Plan (Annual Report on Form 10-K for the year ended December 31, 2000).

10.5

Directors Stock Option Plan (Annual Report on Form 10-K for the year ended December 31, 2000).

21

Subsidiaries of the Company.*

99

Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)  Reports on Form 8-K:

No Form 8-K Reports were filed during the last quarterof the period covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 27, 2003

By:  /s/ HOWARD L. EHLER, JR.

            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Howard L. Ehler, Jr., Executive Vice President/

Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/  S. DANIEL PONCE

Chairman of the Board of Directors

March 27, 2003

S. Daniel Ponce

/s/  LISA M. BROCK

Director

March 27, 2003

Lisa M. Brock

/s/  MILTON J. WALLACE

Director

March 27, 2003

Milton J. Wallace

/s/  MORTON L. WEINBERGER

Director

March 27, 2003

Morton L. Weinberger

/s/  HOWARD L. EHLER, JR.

Director, Executive Vice President,

March 27, 2003

Howard L. Ehler, Jr.

Principal Executive Officer, Chief

Financial Officer and Secretary

/s/  BETTY J. MURCHISON

Assistant Vice President and

March 27, 2003

Betty J. Murchison

Chief Accounting Officer