Form 10-Q
period 2003-03-31
IMPERIAL INDUSTRIES INC
filed 2003-05-15
CIK 49930

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2003
                                        --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from   _______________  to  _______________

                          Commission file number 1-7190
                                                 ------

                           IMPERIAL INDUSTRIES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             65-0854631
          --------                                             ----------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida             33069-4114
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (954) 917-4114
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

         Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).
YES   [X]  NO [X]

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 1, 2003: 9,235,434

         Total number of pages contained in this document: 39

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                    Page No.
                                                                    --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   March 31, 2003 and December 31, 2002                3

                  Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002          4

                  Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002          5

                  Notes to Consolidated Financial Statements           6-16

Item 2.  Management's Discussion and Analysis of Results               17-23
         Of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                             23

Item 4.  Controls and Procedures                                       23

Part II. OTHER INFORMATION AND SIGNATURES

         Item 1.  Legal Proceedings                                    25

         Item 6.  Exhibits and Reports on Form 8 - K                   26

         Signatures                                                    27

         Certification of Report                                       28

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     March 31,      December 31,
                                                       2003            2002
                                                   ------------    ------------
                                                    (unaudited)
    Assets
    ------

Current assets:
  Cash and cash equivalents                        $  1,672,000    $  1,609,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $484,000 and $477,000 at March 31, 2003
   and December 31, 2002, respectively)               5,093,000       4,880,000
  Inventories                                         3,609,000       3,613,000
  Deferred income taxes                                 404,000         383,000
  Other current assets                                  546,000         553,000
                                                   ------------    ------------
     Total current assets                            11,324,000      11,038,000
                                                   ------------    ------------

Property, plant and equipment, at cost                4,193,000       4,051,000
  Less accumulated depreciation                      (2,166,000)     (2,068,000)
                                                   ------------    ------------
     Net property, plant and equipment                2,027,000       1,983,000
                                                   ------------    ------------

Deferred income taxes                                   509,000         509,000
                                                   ------------    ------------

Other assets                                            179,000         177,000
                                                   ------------    ------------
                                                   $ 14,039,000    $ 13,707,000
                                                   ============    ============
    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
   Notes payable                                   $  4,757,000    $  4,914,000
   Current portion of long-term debt                    656,000         690,000
   Accounts payable                                   2,353,000       1,852,000
   Obligation for Appraisal Rights                      973,000       1,541,000
   Payable to stockholders                              262,000         262,000
   Accrued expenses and other liabilities               398,000         347,000
                                                   ------------    ------------
     Total current liabilities                        9,399,000       9,606,000
                                                   ------------    ------------

Long-term debt, less current maturities                 965,000         961,000
                                                   ------------    ------------
Obligation for Appraisal Rights                         568,000              --
                                                   ------------    ------------

Commitments and contingencies (Note 10)                      --              --
                                                   ------------    ------------

Stockholders' equity:
Common stock, $.01 par value; 40,000,000
 shares authorized; 9,235,434 issued at March
 31, 2003 and December 31, 2002, respectively      $     92,000    $     92,000
Additional paid-in-capital                           13,924,000      13,924,000
Accumulated deficit                                 (10,909,000)    (10,876,000)
                                                   ------------    ------------
      Total stockholders' equity                      3,107,000       3,140,000
                                                   ------------    ------------

                                                   $ 14,039,000    $ 13,707,000
                                                   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    -----------     -----------
                                                           (Unaudited)

Net Sales                                           $ 8,962,000     $ 8,709,000

Cost of Sales                                         6,238,000       5,984,000
                                                    -----------     -----------
      Gross profit                                    2,724,000       2,725,000

Selling, general and
administrative expenses                               2,747,000       2,462,000
                                                    -----------     -----------

Operating (loss) income                                 (23,000)        263,000
                                                    -----------     -----------

Other income (expense):
   Interest expense                                     (97,000)       (132,000)
   Miscellaneous income                                  66,000          57,000
                                                    -----------     -----------
                                                        (31,000)        (75,000)
                                                    -----------     -----------

(Loss) income before income taxes and
 cumulative effect of change in accounting
 principle for SFAS 142                                 (54,000)        188,000

Income tax benefit (expense)                             21,000         (66,000)
                                                    -----------     -----------

(Loss) income before effect of change
 in accounting principle for SFAS 142                   (33,000)        122,000

Cumulative effect of change in accounting
 principle for SFAS 142, net of deferred
 tax benefit of $483,000                                     --        (789,000)
                                                    -----------     -----------

    Net (loss)                                      $   (33,000)    $  (667,000)
                                                    ===========     ===========

Basic (loss) per common share                       $        --     $      (.07)
                                                    ===========     ===========

Diluted (loss) per common share                     $        --     $      (.07)
                                                    ===========     ===========

Weighted average common shares outstanding            9,235,434       9,220,434
                                                    ===========     ===========

Weighted average shares and
potentially dilutive shares outstanding               9,235,434       9,220,434
                                                    ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
                                                                  (Unaudited)
Cash flows from operating activities:
      Net (loss)                                           $   (33,000)   $  (667,000)
                                                           -----------    -----------

   Adjustments to reconcile net income
   to net cash provided by:
     Cumulative effect of change in accounting principle            --        789,000
     Depreciation                                              105,000        108,000
     Amortization                                               10,000         11,000
     Provision for doubtful accounts                            53,000         47,000
     Provision for write-down of assets                         16,000             --
     Provision for income tax (benefit) expense                (21,000)        66,000
     (Gain) on disposal of fixed assets                        (43,000)        (3,000)

    (Increase) decrease in:
      Accounts receivable                                     (266,000)      (265,000)
      Inventory                                                  4,000       (206,000)
      Prepaid expenses and other assets                        (21,000)       (41,000)

     Increase (decrease) in:
       Accounts payable                                        501,000        361,000
       Payable to Stockholders                                      --         (3,000)
       Accrued expenses and other liabilities                   51,000         31,000
                                                           -----------    -----------
     Total adjustments to net income                           389,000        895,000
                                                           -----------    -----------

       Net cash provided by
        operating activities:                                  356,000        228,000
                                                           -----------    -----------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                          (172,000)      (112,000)
      Proceeds received from sale of
       property and equipment                                   66,000         27,000
                                                           -----------    -----------

      Net cash used in investing activities                   (106,000)       (85,000)
                                                           -----------    -----------

Cash flows from financing activities:
      (Decrease) increase in notes payable
       banks - net                                            (157,000)       633,000
      Proceeds from issuance of long-term debt                 122,000         82,000
      Repayment of long-term debt                             (152,000)      (210,000)
                                                           -----------    -----------
       Net cash (used in) provided by
        financing activities                                  (187,000)       505,000
                                                           -----------    -----------

Net increase in cash and
  cash equivalents                                              63,000        648,000
Cash and cash equivalents beginning of period                1,609,000      1,368,000
                                                           -----------    -----------
Cash and cash equivalents end of period                    $ 1,672,000    $ 2,016,000
                                                           ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the three months for:
    Interest                                               $    97,000    $   122,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Interim Financial Statements
         ----------------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         b)       Concentration of Credit Risk
                  ----------------------------

                  Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contactors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At March 31, 2003, accounts aggregating

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)


         $603,000, or approximately 10.8% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender, compared to $537,000, or approximately 10.0%, of total gross trade receivables outstanding at December 31, 2002. (See Note (5)- Notes Payable). The allowance for doubtful accounts at March 31, 2003 of $484,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At March 31, 2003, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

         e)       Income Taxes
                  ------------

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

         f)       Earnings per share of stock
                  ---------------------------

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


         f)       Earnings per share of stock (continued)

         outstanding each year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. (See Note (9) - Earnings Per Share).

         g)       Cash and cash equivalents
                  -------------------------

                  The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at both March 31, 2003 and December 31, 2002 are short-term time deposits of $122,000. Also included in cash and cash equivalents at March 31, 2003 and December 31, 2002 are $470,000 and $713,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

         h)       Revenue recognition policy
                  --------------------------

                  Revenue from sales transactions, net of discounts and allowances, is recorded upon delivery of inventory to the customer.

         i)       Stock based compensation
                  ------------------------

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

                  Pursuant to SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" the Company has elected to use the intrinsic value method of accounting for employee awards, stock based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock option.

                  The following table illustrates the effect on net income earnings per share if the Company had applied the fair value-recognition provisions of Financial Standards Board (FASB)

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)


         i)       Stock based compensation (continued)
                  ------------------------------------

                  Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                     Three Months Ended
                                                            March 31,
                                                       2003         2002
                                                    --------    -----------
         Net (loss) available to
           common stockholders, as reported         $(33,000)   $  (667,000)

         Deduct: Total stock-based employee
           compensation expense determined
           under fair-value-based method for
           all awards, net of related tax effects         --         (8,000)
                                                    --------    -----------

         Pro-forma net (loss)                       $(33,000)   $  (675,000)
                                                    ========    ===========

         (Loss) per share:
           Basic as reported                        $     --    $      (.07)
           Basic pro-forma                          $     --    $      (.07)
           Diluted as reported                      $     --    $      (.07)
           Diluted pro-forma                        $     --    $      (.07)

         j)       Accounting estimates
                  --------------------

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

         k)       Fair Value of Financial Instruments
                  -----------------------------------

                  The carrying amount of the Company's financial instruments principally notes payable and obligation for appraisal rights, approximates fair value based on discounted cash flows and because the borrowing rates are similar to the current rates offered to the Company.

         l)       Segment Reporting
                  -----------------

                  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the three month periods ended March 31, 2003 and 2002, the Company has determined that it continues to operate in a single operating segment.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(3)      Inventories
         -----------

                  At March 31, 2003 and December 31, 2002 inventories consisted of:

                                              2003              2002
                                           ----------        ----------
            Raw Materials                  $  479,000        $  490,000
            Finished Goods                  2,908,000         2,856,000
            Packaging materials               222,000           267,000
                                           ----------        ----------
                                           $3,609,000        $3,613,000
                                           ==========        ==========

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

                  SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

                  In the second quarter of 2002, the Company completed its SFAS 142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $1,272,000 associated with acquisitions of several distribution facilities in 2000 should be reduced to $0. The impairment was the result of the under-performance of several of the acquired distribution facilities. The fair value of the distribution reporting unit was determined using the present value of expected future cash flows and other valuation measures.

                  The $1,272,000 ($789,000 net of related tax benefit) non-cash charge was reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations for the quarter ended March 31, 2002. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it is recognized in the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(4)      Goodwill and Other Intangible Assets (continued)
         ------------------------------------

         first interim period irrespective of the period in which it is measured.

(5)      Notes Payable
         -------------

                  At March 31, 2003 and December 31, 2002, notes payable represent amounts outstanding under a $6,000,000 line of credit (increased to $7,000,000 effective April 22, 2003) from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (5.25% at March 31, 2003), expires June 19, 2004, and is subject to annual renewal.

                  At March 31, 2003, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $5,383,000, of which $4,757,000 was outstanding. The average amounts outstanding for the three month periods ended March 31, 2003 and 2002 were $4,754,000 and $4,583,000, respectively.

(6)      Long-Term Debt and Current Installments of Long-Term Debt
         ---------------------------------------------------------

                  Included in long-term debt at March 31, 2003, are four mortgage loans, collateralized by real property, in the aggregate amount of $834,000, less current installments aggregating $254,000. Subsequent to March 31, 2003 the Company sold a property no longer utilized in operations and satisfied a mortgage in the approximate amount of $199,000 classified as a current liability.

                  During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued $850,000 uncollateralized 8% promissory notes as partial consideration. At March 31, 2003, the aggregate remaining notes of $128,000 were classified as a current liability.

                  Other long-term debt in the aggregate amount of $659,000, less current installments of $274,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 3.10% to 11.4%.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)      Income Taxes
         ------------

                  At March 31, 2003, the net deferred tax asset of approximately $913,000 consisted primarily of the tax effect of net operating loss carryforwards and the goodwill written off. The operating loss carryforwards of approximately $769,000 expire in varying amounts from 2005 through 2009.

                  In the three months ended March 31, 2003 and 2002, the Company recognized income tax benefit of $21,000 and tax expense of $66,000, respectively.

(8)      Capital Stock
         -------------

         (a)      Common Stock
                  ------------

                  At March 31, 2003, the Company had outstanding 9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

                  On July 19, 2002 at the Company's Annual Meeting of Shareholders, the Company's Shareholders approved a proposal for a one for five reverse common stock split ("Reverse Stock Split"). Pursuant to the terms of the proposal, the Reverse Stock Split was to become effective upon filing an appropriate certificate with the Secretary of State of Delaware. Notwithstanding the approval of the Reverse Stock Split, the Board of Directors reserved the right, without further action by the Shareholders, to elect not to proceed with the Reverse Stock Split if at any time prior to the filing of such certificate with the State of Delaware, the Board of Directors, in its sole discretion, determined that it was no longer in the best interests of the Company and its stockholders. In addition, the Board of Directors reserved the right to delay the Reverse Stock Split for up to twelve months following the stockholder approval.

                  The Board of Directors determined it was in the best interest of the Company to postpone the implementation of the Reverse Stock Split until a future date to be determined by the Board and as a result the Reverse Stock Split has not been implemented.

         (b)      Preferred Stock
                  ---------------

                  The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8)      Capital Stock (continued)
         -------------

         the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At March 31, 2003 and December 31, 2002, there were no shares of preferred stock outstanding.

         (c)      Warrants
                  --------

                  At March 31, 2003, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

         (d)      Stock Option Plans
                  ------------------

                  The Company has two stock option plans, the Directors' Stock Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's Common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months form the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively. As of March 31, 2003, options for 360,000 shares were available for future grants under the Employee Plan. No shares are currently available for future grant under the Directors' Plan.

(9)      Earnings Per Share
         ------------------

                  Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the three months ended March 31, 2003 and 2002 (in thousands except per share amounts):

                                 2003                        2002
                        ----------------------      ------------------------
                                          Per                          Per
                        Loss     Shares  Share      Loss    Shares    Share
                        -----    -----   -----      -----    -----   -------

Net (loss) income       $ (33)      --      --      $(667)      --        --
Basic earnings
 per share              $ (33)   9,235   $  --      $(667)   9,220   $  (.07)
                        -----    -----   -----      -----    -----   -------
Effect of dilutive
 securities:
Options/Warrants           --       --      --         --       --        --
                        -----    -----   -----      -----    -----   -------
Diluted earnings
 per common share       $ (33)   9,235   $  --      $(667)   9,220   $  (.07)
                        -----    -----   -----      -----    -----   -------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(9)      Earnings Per Share (continued)
         ------------------

                  For the three months ended March 31, 2003 and 2002, 590,000 and 510,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)     Commitments and Contingencies
         -----------------------------

         (a)      Contingencies
                  -------------

                  As of May 1, 2003, the Company's subsidiary, Acrocrete, Inc., together with other parties are defendants in 41 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 35 of these claims and are providing a defense. The Company expects its insurance carriers will accept coverage for the other 6 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

                  The allegations of defects in synthetic stucco wall systems are not restricted to Acrocrete products, but rather are an industry-wide issue. There has never been any defect proven against Acrocrete. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

                  On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, In the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No:
         97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. The lawsuit originally alleged a claim against Premix for third-party beneficiary breach of contract. This claim was voluntarily dismissed on the eve of a hearing on Premix's dispositive Motion for Summary Judgment. A Third Amended Complaint was filed against Premix for breach of a statutory implied warranty. Plaintiff has alleged that certain materials, purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. After the Third Amended Complaint was filed, the contractor filed a cross claim against Premix for indemnification, breach of implied warranty and product liability.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(10)     Commitments and Contingencies (continued)
         -----------------------------

         (a)      Contingencies (continued)
                  -------------

                  Premix has meritorious defenses to these claims.
         The Company's insurance carrier has not made a decision regarding coverage to date. In the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carriers to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

                  The Company's subsidiaries are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to the Company.

                  On April 23, 1999, certain Dissenting Shareholders owning shares of the Company's formerly issued preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of their shares at the effective date of Merger, which would require the Company to pay the holders the fair value of their stock in cash as determined by the Delaware Chancery Court. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. In February 2003, the Company and the Dissenting Stockholders reached a settlement in principle prior to the trial court issuing a ruling. On April 30, 2003 the Company consummated the settlement with its Dissenting Stockholders. As of March 31, 2003, the Company has recorded $1,541,000 in the accompanying balance sheet as an estimate for appraisal rights based on the estimated fair value of settlement. (See Note 11)

         (b)      Lease Commitments
                  -----------------

                  At March 31, 2003, certain property, plant and equipment were under lease by the Company under long-term leases. The Company will pay aggregate annual rent of approximately $1,091,000 for its current operating leases. The leases expire at various dates ranging from August 31, 2003 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(11)     Recent Events
         -------------

                  In February 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company's 1998 Merger ("Dissenting Stockholders") reached a settlement in principle prior to the trial court issuing a ruling (the "Settlement"). On April 30, 2003, the Settlement was completed and the Company paid the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(11)     Recent Events (continued)
         -------------

         Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% Promissory Note for $10.00 per share ($811,000) due May 1, 2006, with such Note reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. If the note is not paid in full prior to November 1, 2004, the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with it commercial lender based on an increase to its inventory borrowing base. At March 31, 2003 and December 31, 2002, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded at $1,541,000. As a result of the completion of the settlement on April 30, 2003, $567,700 of the Obligation for Appraisal Rights was classified as long-term liability at March 31, 2003.

                  On April 22, 2003 the Company amended its line of credit to provide for an increase to $7,000,000 from $6,000,000 based on eligible receivables and inventory and increased the amount of inventory eligible for borrowings.

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

                  These risks may not be exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Special Note Regarding Forward-Looking Statements (continued)
         --------------------------------------------------

                  These forward-looking statements speak only as of the date of this document. The Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events.

         Results of Operations
         ---------------------

         Three Months Ended March 31, 2003 Compared to 2002
         --------------------------------------------------

                  Net Sales for the three months ended March 31, 2003 increased $253,000 or approximately 2.9% compared to 2002. Net sales derived from a new distribution facility opened in the third quarter of 2002 in Port St. Lucie, Florida, offset by the reduction in sales realized from the Pensacola distribution facility closed in the third quarter of 2002, accounted for $97,000 of the $253,000 increase in sales. The balance of the increase in sales came from internally generated growth from the sales of the Company's manufactured products and increased sales from the Company's distribution facilities offset by a reduction of approximately $225,000 decrease in sales from the Company's Gulfport, Mississippi distribution facility. The decrease in sales at the Gulfport facility is believed to be primarily because of increased competition due to the alleged violation of a non-compete agreement of a former employee at that location. The Company has instituted litigation against the former employee to enjoin further violations and for damages resulting from such actions.

                  Gross profit as a percentage of net sales for the first quarter of 2003 was approximately 30.4% compared to 31.3% in 2002. The decrease in gross profit margins was principally due to lower gross profit margins realized from sales generated from the Company's distribution facilities in 2003 compared to the same period in 2002. The lower gross profit margins are primarily attributable to more intense competitive conditions in several of the Company's trade areas in 2003, particularly the Gulfport, Mississippi trade area. The Company is continuing to emphasize the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers. The Company increased its sales force during 2002 to further promote the sales of its manufactured products to the end-user.

                  Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2003 were approximately 30.7% compared to 28.3% in 2002. Selling, general and administrative expenses increased $285,000 or approximately 11.6% in 2003, compared to 2002. Of this

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Three Months Ended March 31, 2003 Compared to 2002 (continued)
         --------------------------------------------------

         increase, approximately $138,000 is believed to be attributed to inflationary cost pressures on certain expenses and costs associated with the Company's attention on improving customer service and the opening of a new distribution facility in August 2002. Insurance premiums accounted for approximately $18,000 of the increase in expenses. Delivery charges and fuel costs increased approximately $53,000. Maintenance costs increased $27,000 and payroll costs were up approximately $40,000. (The Company's total payroll costs increased approximately 2.8% in the first quarter of 2003 compared to 2002). In addition, during the first quarter of 2003 the Company elected to settle several customer complaints to maintain customer goodwill that resulted in a $39,000 increase in expenses compared to the same period in 2002. Based on historical experience, the Company is not expecting to incur a similar amount of expenses in subsequent quarters. Also, the Company incurred a $49,000 increase in legal fees in the first quarter of 2003 compared to 2002, primarily as a result of the commencement of litigation against a former employee for violations of his non-compete agreement as discussed above. Increases in various other operating expenses accounted for the remaining $59,000 increase in expenses.

                  Interest expense decreased $35,000 in the first quarter of 2003, or approximately 26.5%, compared to 2002. The decrease in interest expense in the first three months of 2003 was primarily due to a reduced level of interest bearing obligations in 2003 compared to 2002, principally the appraisal rights obligations as a result of a settlement completed on April 30, 2003.

                  In the first quarter of 2003, the Company recognized an income tax benefit of $21,000, compared to a $66,000 expense for the first three months of 2002.

                  After giving effect to the above factors, the Company generated a loss before taxes and the write-off of goodwill, as discussed below, for the first three months of 2003 of $54,000, compared to income of $122,000 for 2002.

                  The first quarter 2002 results were adversely impacted by $1,272,000 ($789,000 net of related deferred tax benefit) non-cash goodwill impairment charge. The charge was related to the Company's required adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The goodwill impairment charge did not affect the operating results of the Company. The Company doesn't have any remaining goodwill on its balance sheet which may be impaired for future periods. The impairment of goodwill was attributable to the under-performance of the Company's distribution operations associated with the acquisition of

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Three Months Ended March 31, 2003 Compared to 2002 (continued)
         --------------------------------------------------

         certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company has reflected this impairment charge in the first quarter 2002 financial results as a cumulative change in accounting principle.

                  As a result of the above factors, the Company incurred a net loss of $33,000 or $.00 per fully diluted share for the first quarter of 2003, compared to a loss of $667,000 or $.07 per share for 2002.

         Liquidity and Capital Resources
         -------------------------------

                  Sources and Uses of Cash
                  ------------------------

                  The Company generated approximately $356,000 and $228,000 of net cash from operations for the first three months of 2003 and 2002, respectively, due primarily to the following items. In the first quarter of 2003, net cash provided by operating activities included a $501,000 increase in accounts payables compared to a $361,000 increase in the same quarter in 2002. Also, in the first three months of 2003 inventory decreased by $4,000, compared to a $206,000 increase in the first quarter of 2002, due to improved working capital management.

                  During the first quarter of 2003, the net expenditures for investing activities were $106,000 compared to $85,000 in 2002. The purchase of equipment to up-grade the Company's manufacturing equipment and distribution capabilities accounted for the majority of the expenditures for each period.

                  During the three months ended March 31, 2003, the line of credit balance decreased approximately $157,000 as a result of improvements in the Company's cash management program. The Company also made a net reduction on long-term debt totaling $30,000 during the quarter.

                  Future Commitments and Funding Sources
                  --------------------------------------

                  As of March 31, 2003, the Company had cash and cash equivalents of $1,672,000, which included customer payments in the amount of $470,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

                  At March 31, 2003, the Company's contractual cash obligations, with initial or remaining terms in excess of one

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

                  Liquidity and Capital Resources (continued)
                  -------------------------------

         year, remained generally unchanged compared to December 31, 2002. See Notes 6 and 10 in the accompanying financial statements for additional information regarding the Company's commitments.

                  At March 31, 2003, the Company had working capital of approximately $1,925,000 compared to working capital of $1,432,000 at December 31, 2002. The increase in working capital was primarily attributable to the reclassification of $568,000 of the appraisal rights obligation from a short-term liability at December 31, 2002 to a long-term liability at March 31, 2003. Subsequent to March 31, 2003, the Company sold a former distribution facility property and repaid a $199,000 mortgage obligation classified as a short-term liability at March 31, 2003.

                  The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with its commercial lender. The maturity date of the line of credit is June 19, 2004, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 2003, $4,757,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $4,757,000) of approximately $5,383,000 at March 31, 2003. On April 22,
         2003 the line of credit was amended to increase the maximum borrowings from $6,000,000 to $7,000,000 and increase the amount of eligible borrowings based on inventory.

                  Trade accounts receivable represent amounts due from subcontractors, contractors and building materials dealers located principally in Florida, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of March 31, 2003, the Company owned and operated eleven distribution facilities. Accounts receivable, net of allowance, at March 31, 2003 was $5,093,000 compared to $4,880,000 at December 31, 2002. The increase in receivables of $213,000, or approximately 4.4%, was primarily related to slower payments by certain customers in the first quarter of 2003 compared to the fourth quarter of 2002.

                  As a result of the consummation of the December 31, 1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. As of March 31, 2003, the Company had paid $685,000 of such cash amount. Amounts payable to such stockholders at March 31, 2003 results from their non-compliance with the condition for payments.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

                  Liquidity and Capital Resources (continued)
                  -------------------------------

                  Holders representing 81,100 preferred shares elected dissenters' rights, which, under Delaware law, require cash payments equal to the fair value of their stock, as of the date of the merger, to be determined in accordance with Section 262 of the Delaware General Corporation Law. The Company recorded a liability for each share based on the fair value of $2.25 in cash, and $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would have received if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002.

                  In February 2003, the Company and the dissenting stockholders reached a settlement in principal prior to the trial court issuing a ruling. On April 30, 2003 the Company completed its settlement and paid the holders of appraisal rights $12.00 per share in cash ($973,200) and issued a 5.6% Promissory Note for $10.00 per share ($811,000) due May 1, 2006, with such Note to be reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. At March 31, 2003, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded in the amount of $1,541,000, of which $567,700 was classified as a long-term liability.

                  As of March 31, 2003, the Company has paid the holders of the Subordinated Debentures tendering their bonds $808,000. Amounts payable to stockholders at March 31, 2003 on the Company's consolidated balance sheets includes $214,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

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

                  The Company believes its cash on hand, the maintenance of its amended line of credit and new equipment financing arrangements will provide sufficient cash to meet its current

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------


                  Liquidity and Capital Resources (continued)
                  -------------------------------

         obligations for its operations and support the cash requirements of it capital expenditure programs in 2003.

                  The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company's ability to successfully achieve and maintain profitable operations.

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

                  Exposure to Interest Rates
                  --------------------------

                  The Company has two variable rate mortgages totaling $359,000 at March 31, 2003. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company's $7,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

Item 4   Controls and Procedures
         -----------------------

                  Evaluation of Disclosure Controls and Procedures
                  ------------------------------------------------

                  Within 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the

Item 4   Controls and Procedures

                  ------------------------------------------------

         supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c ) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedure are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.


                  Changes in Internal Controls
                  ----------------------------

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective action with regard to significant deficiencies and material weaknesses.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. Other Information


Item 1.  Legal Proceedings

                  See notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I Financial Information.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

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

10.2 Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.4).

10.3 Directors Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.5).

10.4 Form of Promissory Note issued in Settlement of Preferred Stock Dissenters Rights.

10.5 Amendment No. 3 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated April 22, 2003.

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


                                               IMPERIAL INDUSTRIES, INC.


                                               By: /S/  Howard L. Ehler, Jr.
                                                   --------------------------
                                                   Howard L. Ehler, Jr.
                                                   Principal Executive Officer/
                                                   Chief Financial Officer



                                               By: /S/  Betty Jean Murchison
                                                   --------------------------
                                                   Betty Jean Murchison
                                                   Chief Accounting Officer/
                                                   Assistant Vice President


May 13, 2003

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                   CERTIFICATE


         I, Howard L. Ehler, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Imperial Industries, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading;

         3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of
Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  Imperial Industries, Inc.


                                                  By: /S/ Howard L. Ehler, Jr.
                                                      -------------------------
                                                      Howard L. Ehler, Jr.
                                                      Chief Executive Officer/
May 13, 2003                                          Chief Financial Officer