Form 10-Q
period 2003-06-30
IMPERIAL INDUSTRIES INC
filed 2003-08-12
CIK 49930

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2003
                                           -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                          Commission file number 1-7190
                                                 ------

                           IMPERIAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                            65-0854631
--------------------------------------------------------------------------------
    (State of other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

    1259 Northwest 21st Street, Pompano Beach, Florida      33069-4114
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (954) 917-4114
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

YES __X__  NO _____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ___  No __X__

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 1, 2003: 9,235,434

         Total number of pages contained in this document: 29

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   June 30, 2003 and December 31, 2002                 3

                  Consolidated Statements of Operations
                   Six Months and Three Months Ended June 30,
                   2003 and 2002                                       4

                  Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2003 and 2002             5

                  Notes to Consolidated Financial Statements           7-17

Item 2.  Management's Discussion and Analysis of Results
         Of Operations and Financial Condition                         18-24

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                             25

Item 4.  Controls and Procedures                                       26

Part II. OTHER INFORMATION AND SIGNATURES

         Item 1.  Legal Proceedings                                    27

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                     27

         Item 6.  Exhibits and Reports on Form 8 - K                   28

         Signatures                                                    29

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                     June 30,         December 31,
                                                       2003              2002
                                                   ------------       ------------
                                                    (unaudited)
    Assets
    ------
Current assets:
  Cash and cash equivalents                        $  1,334,000       $  1,609,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $500,000 and $477,000 at June 30, 2003
   and December 31, 2002, respectively)               5,535,000          4,880,000
  Inventories                                         4,038,000          3,613,000
  Deferred income taxes                                 312,000            383,000
  Other current assets                                  460,000            553,000
                                                   ------------       ------------
     Total current assets                            11,679,000         11,038,000
                                                   ------------       ------------

Property, plant and equipment, at cost                4,294,000          4,051,000
  Less accumulated depreciation                      (2,274,000)        (2,068,000)
                                                   ------------       ------------
     Net property, plant and equipment                2,020,000          1,983,000
                                                   ------------       ------------

Deferred income taxes                                   509,000            509,000
                                                   ------------       ------------

Other assets                                            170,000            177,000
                                                   ------------       ------------
                                                   $ 14,378,000       $ 13,707,000
                                                   ============       ============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
   Notes payable                                   $  6,050,000       $  4,914,000
   Current portion of long-term debt                    463,000            690,000
   Accounts payable                                   2,383,000          1,852,000
   Obligation for Appraisal Rights                           --          1,541,000
   Payable to stockholders                              262,000            262,000
   Accrued expenses and other liabilities               442,000            347,000
                                                   ------------       ------------
     Total current liabilities                        9,600,000          9,606,000
                                                   ------------       ------------

Long-term debt, less current maturities                 954,000            961,000
                                                   ------------       ------------
Obligation for Appraisal Rights                         568,000                 --
                                                   ------------       ------------

Commitments and contingencies (Note 10)                      --                 --
                                                   ------------       ------------

Stockholders' equity:
Common stock, $.01 par value; 40,000,000
 shares authorized; 9,235,434 issued at June
 30, 2003 and December 31, 2002, respectively      $     92,000       $     92,000
Additional paid-in-capital                           13,924,000         13,924,000
Accumulated deficit                                 (10,760,000)       (10,876,000)
                                                   ------------       ------------
      Total stockholders' equity                      3,256,000          3,140,000
                                                   ------------       ------------
                                                   $ 14,378,000       $ 13,707,000
                                                   ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                              Six Months Ended                     Three Months Ended
                                                                  June 30,                              June 30,
                                                    -------------------------------        ------------------------------
                                                         2003              2002               2003              2002
                                                    ------------        -----------        -----------        -----------
Net Sales                                            $19,160,000        $18,152,000        $10,198,000        $ 9,443,000

Cost of Sales                                         13,189,000         12,442,000          6,951,000          6,458,000
                                                     -----------        -----------        -----------        -----------
     Gross profit                                      5,971,000          5,710,000          3,247,000          2,985,000

Selling, general and
administrative expenses                                5,669,000          5,172,000          2,922,000          2,710,000
                                                     -----------        -----------        -----------        -----------

     Operating income                                    302,000            538,000            325,000            275,000
                                                     -----------        -----------        -----------        -----------

Other income (expense):
   Interest expense                                     (210,000)          (268,000)          (113,000)          (136,000)
   Miscellaneous income                                   95,000            172,000             29,000            115,000
                                                     -----------        -----------        -----------        -----------
                                                        (115,000)           (96,000)           (84,000)           (21,000)
                                                     -----------        -----------        -----------        -----------

     Income before taxes and cumulative
     effect of change in accounting
     principle for SFAS 142                              187,000            442,000            241,000            254,000

Income tax expense                                       (71,000)          (289,000)           (92,000)          (223,000)
                                                     -----------        -----------        -----------        -----------

Net income before cumulative effect
     of change in accounting principle
     for SFAS 142                                        116,000            153,000            149,000             31,000

Cumulative effect of change in
     accounting principle for SFAS 142,
     net of tax benefit                                        -           (789,000)                 -                  -
                                                     -----------        -----------        -----------        -----------

Net income (loss)                                    $   116,000        $  (636,000)       $   149,000        $    31,000
                                                     ===========        ===========        ===========        ===========

Basic and diluted earnings per share
     before cumulative effect of change
     in accounting principle                         $    .01           $     .02          $     .02          $       -

Cumulative effect of change in
     accounting principle                                    -               (.09)                 -                  -
                                                     -----------        -----------        -----------        -----------

Basic and diluted earnings (loss)
     per share                                       $    .01           $    (.07)         $     .02          $       -
                                                     ===========        ===========        ===========        ===========

Weighted average shares outstanding                    9,235,434          9,222,423          9,235,434          9,224,390
                                                     ===========        ===========        ===========        ===========

Weighted average shares and
potentially dilutive shares outstanding                9,235,434          9,222,423          9,235,434          9,251,057
                                                     ===========        ===========        ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   2003             2002
                                                                               -----------       -----------
                                                                                       (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                           $   116,000       $  (636,000)
                                                                               -----------       -----------

   Adjustments to reconcile net income to net cash (used in) provided by:

     Cumulative effect of change in accounting principle                                --           789,000
     Depreciation                                                                  219,000           221,000
     Amortization                                                                   19,000            14,000
     Provision for doubtful accounts                                               111,000           112,000
     Provision for income tax                                                       71,000           289,000
     Compensation expense-issuance of stock                                             --             4,000
     (Gain)on disposal of property
       and equipment                                                               (43,000)           (2,000)
     Other                                                                              --            (6,000)

    (Increase) decrease in:
      Accounts receivable                                                         (766,000)         (617,000)
      Inventory                                                                   (425,000)         (161,000)
      Prepaid expenses and other assets                                             81,000          (209,000)

     Increase (decrease) in:
       Accounts payable                                                            531,000           (47,000)
       Accrued expenses and other liabilities                                       95,000           (42,000)
                                                                               -----------       -----------
     Total adjustments to net income                                              (107,000)          345,000
                                                                               -----------       -----------

       Net cash provided by (used in)
        operating activities:                                                        9,000          (291,000)
                                                                               -----------       -----------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                                              (279,000)         (172,000)
      Proceeds received from sale of
       property and equipment                                                       66,000            30,000
                                                                               -----------       -----------

      Net cash (used in) investing activities                                     (213,000)         (142,000)
                                                                               -----------       -----------

Cash flows from financing activities
      Increase in notes payable
       banks - net                                                               1,136,000           923,000
      Proceeds from issuance of long-term debt                                     203,000           111,000
      Payment of Obligation for Appraisal Rights                                  (973,000)               --
      Repayment of long-term debt                                                 (437,000)         (415,000)
                                                                               -----------       -----------
       Net cash (used in)provided by
        financing activities                                                       (71,000)          619,000
                                                                               -----------       -----------

The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   -continued-

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   2003             2002
                                                                               -----------       -----------
                                                                                       (Unaudited)
Net (decrease) increase in cash and
  cash equivalents                                                             $  (275,000)      $   186,000
Cash and cash equivalents beginning of period                                    1,609,000         1,368,000
                                                                               -----------       -----------
Cash and cash equivalents end of period                                        $ 1,334,000       $ 1,554,000
                                                                               ===========       ===========

Supplemental disclosure of cash flow information:

Cash paid during the six months for:

    Interest                                                                   $   217,000       $   242,000
                                                                               ===========       ===========

Non-cash transactions:
    Issuance of 15,000 shares of common stock
         to an employee of the Company
         in 2002                                                               $        --       $     4,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)       Interim Financial Statements
          ----------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)       Description of Business and Summary of Significant Accounting Policies
          ----------------------------------------------------------------------

               The Company and its subsidiaries are primarily involved in the manufacturing and sale of exterior and interior finish wall coatings and mortar products for the construction industry, as well as the sale of other building materials from other manufacturers. Sales of the Company's products are made to customers primarily in Florida and other parts of the Southeastern United States through distributors and company-owned distribution facilities.

          a) Basis of presentation
             ---------------------

               The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

          b) Concentration of Credit Risk
             ----------------------------

               Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At June 30, 2003, accounts aggregating to

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(2)       Description of Business and Summary of Significant Accounting Policies
          ----------------------------------------------------------------------
          (continued)

          $686,000, or approximately 11% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender, compared to $537,000, or approximately 10.0%, of total gross trade receivables outstanding at December 31, 2002. (See Note (5)- Notes Payable). The allowance for doubtful accounts at June 30, 2003 of $500,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

               The Company places its cash with commercial banks. At June 30, 2003, the Company has cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

          f) Earnings per share of stock (continued)
             ---------------------------

          outstanding each year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each year. (See Note (9) - Earnings Per Share).

          g) Cash and cash equivalents
             -------------------------

               The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at both June 30, 2003 and December 31, 2002 are short-term time deposits of $123,000. Also included in cash and cash equivalents at June 30, 2003 and December 31, 2002 are $710,000 and $713,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

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

               Pursuant to SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" the Company has elected to use the intrinsic value method of accounting for employee awards, stock based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock options.

               The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of Financial Standards Board (FASB)

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(2)       Description of Business and Summary of Significant Accounting Policies
          ----------------------------------------------------------------------
          (continued)

          i) Stock based compensation (continued)
             ------------------------

          Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                 Six Months Ended              Three Months Ended
                                                      June 30,                      June 30,
                                              ------------------------       ----------------------
                                                2003            2002           2003           2002
                                              --------       ---------       --------       -------
Net income (loss) available to
  common stockholders, as reported            $116,000       $(636,000)      $149,000       $31,000

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of related tax effects        (3,000)        (13,000)        (3,000)       (5,000)
                                              --------       ---------       --------       -------

Pro-forma net income (loss)                   $113,000       $(649,000)      $146,000       $26,000
                                              ========       =========       ========       =======

Income (loss) per share:
  Basic as reported                           $    .01       $    (.07)      $    .02       $   .00
  Basic pro-forma                             $    .01       $    (.07)      $    .02       $   .00
  Diluted as reported                         $    .01       $    (.07)      $    .02       $   .00
  Diluted pro-forma                           $    .01       $    (.07)      $    .02       $   .00

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

          l) Segment Reporting
             -----------------

               The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the six month periods ended June 30, 2003 and 2002, the Company has determined that it continues to operate in a single operating segment.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(3)      Inventories
         -----------

         At June 30, 2003 and December 31, 2002 inventories consisted of:

                                        2003         2002
                                        ----         ----
           Raw Materials            $  561,000    $  490,000

           Finished Goods            3,278,000     2,856,000

           Packaging materials         199,000       267,000
                                    ----------    ----------
                                    $4,038,000    $3,613,000
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

(5)       Notes Payable
          -------------

               At June 30, 2003 and December 31, 2002, notes payable represent amounts outstanding under a $7,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (4.50% at June 30, 2003), expires June 19, 2004, and is subject to annual renewal.

               At June 30, 2003, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $6,342,000, of which $6,050,000 was outstanding. The average amounts outstanding for the six month periods ended June 30, 2003 and 2002 were $5,130,000 and $4,866,000, respectively.

(6)       Long-Term Debt and Current Installments of Long-Term Debt
          ---------------------------------------------------------

               Included in long-term debt at June 30, 2003, are three mortgage loans, collateralized by real property, in the aggregate amount of $622,000, less current installments aggregating $56,000.

               During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued $850,000 uncollateralized 8% promissory notes as partial consideration. At June 30, 2003, a remaining note payable of $128,000 was classified as a current liability.

               Other long-term debt in the aggregate amount of $667,000, less current installments of $279,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 3.10% to 11.4%.

(7)       Income Taxes
          ------------

               At June 30, 2003, the net deferred tax asset of approximately $821,000 consisted primarily of the tax effect of net operating loss carryforwards and the goodwill written off. The operating loss carryforwards of approximately $769,000 expire in varying amounts from 2005 through 2009.

               In the six months ended June 30, 2003 and 2002, the Company recognized income tax expense of $71,000 and tax benefits of $194,000, respectively.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(8)        Capital Stock
           -------------

          (a) Common Stock
              ------------

               At June 30, 2003, the Company had outstanding 9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

               On July 19, 2002 at the Company's Annual Meeting of Shareholders, the Company's Shareholders approved a proposal for a one for five reverse common stock split ("Reverse Stock Split"). Pursuant to the terms of the proposal, the Reverse Stock Split was to become effective upon filing an appropriate certificate with the Secretary of State of Delaware. Notwithstanding the approval of the Reverse Stock Split, the Board of Directors reserved the right, without further action by the Shareholders, to delay implementation of the Reverse Stock Split for up to 12 months or to elect not to proceed with the Reverse Stock Split if at any time prior to the filing of such certificate with the State of Delaware, the Board of Directors, in its sole discretion, determined that it was no longer in the best interests of the Company and its stockholders.

               In July, 2003 the Board of Directors determined it was in the best interest of the Company not to proceed with the Reverse Stock Split.

          (b) Preferred Stock
              ---------------

               The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At June 30, 2003 and December 31, 2002, there were no shares of preferred stock outstanding.

          (c) Warrants
              --------

               At June 30, 2003, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(8)        Capital Stock (continued)
           -------------


          (d) Stock Option Plans
              ------------------

               The Company has two stock option plans, the Directors' Stock Option Plan (the "Directors Plan") and the 1999 Employee Stock Option Plan (the "Employee Plan")(collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's Common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months form the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively.

               During the six months ended June 20, 2003 the Company granted options to 22 employees to purchase 150,000 shares at $.18 per share for a five year period under the Employee Plan. As of June 30, 2003, options for 210,000 shares were available for future grants under the Employee Plan. No shares are currently available for future grant under the Directors' Plan.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(9)       Earnings Per Share
          ------------------

               Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the six months and three months ended June 30, 2003 and 2002 (in thousands except per share amounts):


                                                     Six Months
                         ---------------------------------------------------------------
                                      2003                           2002
                         ------------------------------  -------------------------------
                         Income    Shares     Per Share  Loss       Shares     Per Share
                         ------    ------     ---------  -----      ------     ---------
Net income (loss)        $ 116         --           --   $(636)         --        --
Basic earnings (loss)
   per share             $ 116      9,235      $   .01   $(636)      9,222      $  (.07)
                         -----      -----      -------   -----       -----      -------
Effect of dilutive
   securities:

Options/Warrants         $  --         --      $ --      $  --          --      $ --
                         -----      -----      ----      -----       -----      ----
Diluted earnings (loss)
   per common share      $ 116      9,235      $   .01   $(636)      9,222      $  (.07)
                         -----      -----      -------   -----       -----      -------

                                                    Three Months
                         ---------------------------------------------------------------
                                      2003                           2002
                         ------------------------------  -------------------------------
                         Income    Shares     Per Share  Income     Shares     Per Share
                         -----     ------     ---------  ------     ------     ---------
Net income               $ 149         --           --   $  31         --             --
Basic earnings
   per share             $ 149      9,235      $   .02   $  31      9,224      $     .00
                         -----      -----      -------   -----      -----      ---------
Effect of dilutive
   securities:

Options/Warrants         $  --         --      $    --   $  --         27      $      --
                         -----      -----      -------   -----      -----      ---------
Diluted earnings
   per common share      $ 149      9,235      $   .02   $  31      9,251      $     .00
                         -----      -----      -------   -----      -----      ---------

               For the six months ended June 30, 2003 and 2002, 740,000 and 550,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive. For the quarter ended June 30, 2003 and 2002, 740,000 and 390,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)      Commitments and Contingencies
          -----------------------------

          (a) Contingencies
              -------------

               As of August 1, 2003, the Company's subsidiary, Acrocrete, Inc., together with other parties are defendants in 49 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(10)      Commitments and Contingencies (continued)
          -----------------------------

          (a) Contingencies (continued)
              -------------

          insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 46 of these claims and are providing a defense. The Company expects its insurance carriers will accept coverage for the other 3 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

               On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, In the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No:
          97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. The lawsuit originally alleged a claim against Premix for third-party beneficiary breach of contract. This claim was voluntarily dismissed on the eve of a hearing on Premix's dispositive Motion for Summary Judgment. A third amended complaint was filed against Premix for breach of a statutory implied warranty. Plaintiff has alleged that certain materials, purportedly provided by Premix to the developers/contractor and used to anchor balcony railings to the structure were defective. After the third amended complaint was filed, the contractor filed a cross claim against Premix for indemnification, breach of implied warranty and product liability. Premix believes it has meritorious defenses to these claims. The Company's insurance carrier has not made a decision regarding coverage to date. In the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carrier to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(10)      Commitments and Contingencies (continued)
          -----------------------------

          (b) Lease Commitments
              -----------------

               At June 30, 2003, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $1,091,000 for its current operating leases. The leases expire at various dates ranging from August 31, 2003 to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(11)      Recent Events - Obligation for Appraisal Rights
          -----------------------------------------------

               On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company's 1998 Merger ("Dissenting Stockholders") reached a settlement (the "Settlement"). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $10.00 per share ($811,000) due May 1, 2006, with such Note reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. If the note is not paid in full prior to November 1, 2004, the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with it commercial lender based on an increase to its inventory borrowing base. At June 30, 2003 and December 31, 2002, based on management's intention to prepay the
          Note in full prior to November 1, 2004, the appraisal rights obligation was recorded at $567,700 and $1,541,000, respectively. As a result of the completion of the settlement, the $567,700 Obligation for Appraisal Rights was classified as a long-term liability at June 30, 2003.

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

          Special Note Regarding Forward-Looking Statements
          -------------------------------------------------

               This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond the Company's control, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the outcome of litigation; the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; availability of qualified personnel; and labor and employee benefit costs.

               These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements.

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Special Note Regarding Forward-Looking Statements (continued)
          -------------------------------------------------

               These forward-looking statements speak only as of the date of this document. The Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events.

          Results of Operations
          ---------------------

          Six Months and Three Months Ended June 30, 2003 Compared to 2002
          ----------------------------------------------------------------

               Net Sales for the six months and three months ended June 30, 2003 increased $1,008,000 and $755,000, or approximately 5.6% and 8.0% compared to the same periods in 2002. The increase in sales is principally due to growth from the sales of the Company's manufactured products and increased sales of the Company's distribution facilities including $673,000 and $327,000, for the six months and second quarter of 2003, in net sales derived from a new distribution facility opened in the third quarter of 2002 in Port St. Lucie, Florida. The additional sales of the new distribution facility were offset by a sales reduction of approximately $301,000 and $75,000 for the six months and second quarter of 2003, in comparison to the same periods in 2002, realized from the Company's Gulfport, Mississippi distribution facility and the reduction in sales realized from the Pensacola distribution facility closed in the third quarter of 2002. The decrease in sales at the Gulfport facility is believed to be primarily a result of increased competition due to the alleged violation of a non-compete agreement of a former employee at that location. The Company has commenced litigation against the former employee to enjoin further violations and for damages resulting from such actions.

               Gross profit as a percentage of net sales for the six months and second quarter of 2003 was approximately 31.2% and 31.8% compared to 31.5% and 31.6% in the same periods in 2002. The slight decrease in gross profit margins for the first six months of 2003 was principally due to lower gross profit margins realized from sales generated from the Company's distribution facilities in the first quarter of the year. The lower gross profit margins derived from the Company's distribution facilities were primarily attributable to more intense competitive conditions in several of the Company's trade areas in 2003, as compared to 2002, particularly the Gulfport, Mississippi trade area. The slight improvement in gross profit margins in the second quarter of 2003 was primarily due to a lower cost of sales of the Company's manufactured products because certain fixed manufacturing costs were absorbed by the increase in sales of such products. In addition, the Company derived slightly higher gross profit

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Six Months and Three Months Ended June 30, 2003 Compared to 2002
          ----------------------------------------------------------------
          (continued)

          margins in the second quarter from the sales generated by the Company's distribution facilities compared to the first quarter of 2003 due to some improvement in competitive pricing pressures in certain market areas.

               The Company is continuing to emphasize the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers. The Company increased its sales force during 2002 to further promote the sales of its manufactured products to the end-user.

               Selling, general and administrative expenses as a percentage of net sales for the six months and second quarter of 2003 were approximately 29.6% and 28.7% compared to 28.5% and 28.7% in 2002. Selling, general and administrative expenses increased $497,000 and $212,000, in the six months and second quarter of 2003, or approximately 9.6% and 7.8% compared to the same periods in 2002. The newly opened Port St. Lucie distribution facility, net of the effect of the expenses associated with the Pensacola facility closed in 2002, accounted for $93,000 and $65,000 of the increase in expenses for the six months and second quarter comparable periods, respectively. For the six months ended June 30, 2003 the remaining increase in selling, general and administrative expenses of $404,000 was primarily attributable to inflationary cost pressures resulting in a $41,000 increase in insurance expense, a $78,000 increase in delivery and fuel charges, and a $106,000 increase in payroll costs. (The Company's total payroll costs increased 1.8% and 1.7% in the six months and second quarter of 2003, compared to 2002.) In addition, the Company incurred a $93,000 increase in legal fees in the first six months of 2003 compared to 2002, due in part to the commencement of litigation against a former employee for violations of his non-compete agreement as discussed above. Such expenses accounted for $147,000 of the increase in expenses from the 2002 to 2003 second quarter periods as follows: $21,000 for insurance expense, $25,000 in delivery and fuel charges, $58,000 in payroll costs and $43,000 in legal fees. Increases in other operating expenses, primarily those associated with the increase in sales, accounted for the balance of the increase in operating expenses for the six months of 2003.

               Interest expense decreased $58,000 and $23,000 in the six months and second quarter of 2003, or approximately 21.6% and 16.9%, compared to the same periods in 2002. The decrease in interest expense in 2003 was primarily due to reduced rates under the Company's interest bearing obligations compared to

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Six Months and Three Months Ended June 30, 2003 Compared to 2002
          ----------------------------------------------------------------
          (continued)


          2002, principally the appraisal rights obligations as a result of a settlement completed on April 30, 2003.

               Miscellaneous income, net of expenses, decreased $77,000 and $86,000 in the six months and second quarter of 2003, compared to the same periods in 2002. The decrease in miscellaneous income is attributed primarily to the Company recognizing income of approximately $91,000 and $84,000,for the six months and second quarter of 2002, respectively for insurance refunds as a result of lower claims than provided for in the underlying insurance policies.

               In the six months and second quarter of 2003, the Company recognized income tax expense of $71,000 and $92,000, compared to income tax benefits of $194,000 and income tax expense of $223,000, for the same periods in 2002.

               After giving effect to the above factors, the Company had net income of $116,000 and $149,000, or $.01 and $.02 per fully diluted share, for the six months and second quarter of 2003, compared to net income (before the cumulative effect of change in accounting principle as discussed below)of $153,000 and $31,000, or $.02 and $.00 per share, for the first six months and second quarter of 2002,respectively.

               The first six month 2002 results were adversely impacted by $1,272,000 ($789,000 net of related deferred tax benefit) non-cash goodwill impairment charge. The charge was related to the Company's required adoption of Statement of Financial Accounting Standards
          (SFAS) No. 142 "Goodwill and Other Intangible Assets". The Company doesn't have any remaining goodwill on its balance sheet which may be impaired for future periods. The impairment of goodwill was attributable to the under-performance of the Company's distribution operations associated with the acquisition of certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company reflected this impairment charge in the first quarter 2002 financial results as a cumulative change in accounting principle.

               As a result of the non-cash goodwill impairment charge, the Company incurred a net loss of $636,000, or $.07 per fully diluted share, for the six months ended June 30,2002.

          Liquidity and Capital Resources
          -------------------------------

               Sources and Uses of Cash
               ------------------------

               In the first six months of 2003, net cash used by operating activities included the benefit of an increase in accounts payables of $531,000 compared to a decrease of

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Liquidity and Capital Resources (continued)
          -------------------------------

          $47,000 in the same period in 2002. The increase in accounts payable in 2003 partially offset an increase in accounts receivable and inventory of $1,191,000, compared to an increase of $778,000 in 2002, primarily because of sales increases in 2003 compared to 2002. The increase in accounts payable was the principal reason operations provided $9,000 in cash in the first six months of 2003, compared to using $291,000 in operating activities in 2002.

               During the first six months of 2003, net expenditures for investing activities were $213,000 compared to $142,000 in 2002. The on-going purchase of equipment to up-grade the Company's manufacturing equipment and to improve its distribution capabilities accounted for the majority of the expenditures for each period.

               During the six months ended June 30, 2003, the line of credit balance increased approximately $1,136,000 due to funding a significant portion of the $973,000 cash settlement paid to the Appraisal Rights holders on April 30, 2003 and to meet the Company's increased working capital needs associated with increased sales during the period. The Company also made a net reduction to long-term debt totaling $234,000 during the first six months of 2003. As a result of the foregoing factors, the Company used net cash of $71,000 for financing activities in the first six months of 2003.

               Future Commitments and Funding Sources
               --------------------------------------

               As of June 30, 2003, the Company had cash and cash equivalents of $1,334,000, which included customer payments in the amount of $710,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

               At June 30, 2003, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2002 except for the Appraisal Rights Obligations. See Notes 6, 10 and 11 in the accompanying financial statements for additional information regarding the Company's commitments.

               As of June 30, 2003, the Company had working capital of approximately $2,079,000 compared to working capital of $1,432,000 at December 31, 2002. The increase in working capital was primarily attributable to the reclassification of $568,000 of the appraisal rights obligation from a short-term

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Liquidity and Capital Resources (continued)
          -------------------------------

          liability at December 31, 2002 to a long-term liability at June 30, 2003. In addition, during the six months ended June 30, 2003, the Company sold a former distribution facility property and repaid a $199,000 mortgage obligation classified as a short-term liability at December 31, 2002.

               The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with its commercial lender. The maturity date of the line of credit is June 19, 2004, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At June 30, 2003, $6,050,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $6,050,000) of approximately $6,342,000 at June 30, 2003.

               Trade accounts receivable represent amounts due from subcontractors, contractors and building materials dealers located principally in Florida, Mississippi, Georgia and other Southeastern States who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of June 30, 2003, the Company owned and operated eleven distribution facilities. Accounts receivable, net of allowance, at June 30, 2003 was $5,535,000 compared to $4,880,000 at December 31, 2002. The increase in receivables of $655,000, or approximately 13.4%, was primarily related to a 14.2% sales increase in the second quarter of 2003 compared to the fourth quarter of 2002.

               As a result of the consummation of the December 31, 1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. As of June 30, 2003, the Company had paid $685,000 of such cash amount. Amounts payable to such stockholders at June 30, 2003 results from their non-compliance with the condition for payments.

               Holders representing 81,100 preferred shares elected dissenters' rights, rather than accept the Company's payment proposal in the December 31, 1998 merger. The Company recorded a liability for each share based on the fair value of $2.25 in cash, and $8.00 Subordinated Debenture and five shares of the Company's common stock since that is the consideration the dissenting holders would have received if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002.

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Liquidity and Capital Resources (continued)
          -------------------------------

               On April 30, 2003, the Company and the dissenting stockholders reached a settlement prior to the trial court issuing a ruling. In accordance with the settlement, the Company paid the holders of appraisal rights $12.00 per share in cash ($973,200) and issued a 5.6% Promissory Note for $10.00 per share ($811,000) due May 1, 2006, with such Note to be reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. At June 30, 2003, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded in the amount of $567,700 and was classified as a long-term liability.

               As of June 30, 2003, the Company has paid the holders of the Subordinated Debentures tendering their bonds $808,000. Amounts payable to stockholders at June 30, 2003 on the Company's consolidated balance sheets includes $214,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

               The Company presently is focusing its efforts on enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $300,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support operations and improve customer service. The Company expects to finance approximately $200,000 of these expenditures from various lenders, with the balance funded by cash derived from operations.

               The Company believes its cash on hand, the maintenance of its amended line of credit and new equipment financing arrangements will provide sufficient cash to meet its current obligations for its operations and support the cash requirements of its current capital expenditure programs in 2003.

               In addition, the Company has commenced to evaluate various types of alternative capital projects to expand and enhance its manufacturing capabilities to more effectively serve its customer base, to gain production efficiencies and provide the opportunity to broaden it manufactured product lines and enter new markets. At this date, the Company is assessing the merits and assumptions of these alternative projects and it is unclear if any such project, if deemed to have merit, could be fully completed within the next twelve months. Furthermore, there can be no assurances that the assumptions and expected benefits upon which the Company were to base the rationale for its future capital expenditures

Item 2    Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------

          Liquidity and Capital Resources (continued)
          -------------------------------

          would be realized, or that funds would be available on terms acceptable to the Company, or available at all, to fund these capital projects.

               The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company's ability to successfully achieve and maintain profitable operations.

Item 3    Market Risks
          ------------

               Residential and Commercial Construction Activity
               ------------------------------------------------

               The Company's sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company's control. Some of these factors include interest rates, employment levels, availability of credit, prices of raw materials and consumer confidence. Downturns in the markets that the Company serves, or in the economy generally, could have a material adverse effect on the Company's operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company's gross margins.

               The Company's first quarter revenues and, to a lesser extent, its fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of the Company's overhead and expenses remain relatively fixed throughout the year, Company profits also tend to be lower during the first and fourth quarters.

               Exposure to Interest Rates
               --------------------------

               The Company has two variable rate mortgages totaling $350,000 at June 30, 2003. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company's $7,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

Item 4    Controls and Procedures
          -----------------------

          Evaluation of Disclosure Controls and Procedures
          ------------------------------------------------

               Within 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

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

                           PART II. Other Information

Item 1.   Legal Proceedings
          -----------------

               See notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I Financial Information.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               The Company held its 2003 Annual Meeting of Shareholders on May 29, 2003 (the "Annual Meeting").

               At the Annual Meeting, the Company's shareholders voted on the election of Class II directors. Two Class II directors were elected at the Annual Meeting with the votes as indicated below:

                                             For          Withhold
                                             ---          --------
                 Milton J. Wallace        7,069,351        87,900
                 Morton L. Weinberger     7,068,814        88,437

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

     10.2 Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.4).

     10.3 Directors Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.5).

     10.4 Form of Promissory Note issued in Settlement of Preferred Stock Dissenters Rights. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.4)

     10.5 Amendment No. 3 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated April 22, 2003. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.5)

     31.1 Certification Pursuant to Rule 15-d-14(a)

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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


         August 12, 2003