Form 10-Q
period 2003-09-30
IMPERIAL INDUSTRIES INC
filed 2003-11-12
CIK 49930

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2003

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

         1259 Northwest 21st Street, Pompano Beach, Florida 33069-4114
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  No [X]

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 3, 2003: 9,235,434

         Total number of pages contained in this document:  32

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                       Page No.
                                                                       --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   September 30, 2003 and December 31, 2002               3

                  Consolidated Statements of Operations
                   Nine Months and Three Months Ended September 30,
                   2003 and 2002                                          4

                  Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2003 and 2002          5

                  Notes to Consolidated Financial Statements              7-17

Item 2.  Management's Discussion and Analysis of Results                  18-24
                  Of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       25

Item 4.  Controls and Procedures                                          25

Part II. OTHER INFORMATION AND SIGNATURES

                  Item 1.  Legal Proceedings                              27

                  Item 6.  Exhibits and Reports on Form 8 - K             28

                  Signatures                                              30

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                       September 30,     December 31,
                                                          2003              2002
                                                      ------------      ------------
                                                       (unaudited)
    Assets
    ------
Current assets:
  Cash and cash equivalents                           $  1,627,000      $  1,609,000
  Trade accounts receivable (less
   allowance for doubtful accounts of
   $547,000 and $477,000 at September 30, 2003
   and December 31, 2002, respectively)                  5,926,000         4,880,000
  Inventories                                            4,299,000         3,613,000
  Deferred income taxes                                    176,000           383,000
  Other current assets                                     443,000           553,000
                                                      ------------      ------------
     Total current assets                               12,471,000        11,038,000
                                                      ------------      ------------

Property, plant and equipment, at cost                   4,252,000         4,051,000
  Less accumulated depreciation                         (2,311,000)       (2,068,000)
                                                      ------------      ------------
     Net property, plant and equipment                   1,941,000         1,983,000
                                                      ------------      ------------

Deferred income taxes                                      509,000           509,000
                                                      ------------      ------------

Other assets                                               163,000           177,000
                                                      ------------      ------------
                                                      $ 15,084,000      $ 13,707,000
                                                      ============      ============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
   Notes payable                                      $  6,254,000      $  4,914,000
   Current portion of long-term debt                       448,000           690,000
   Accounts payable                                      2,647,000         1,852,000
   Obligation for Appraisal Rights                              --         1,541,000
   Payable to stockholders                                 261,000           262,000
   Accrued expenses and other liabilities                  547,000           347,000
                                                      ------------      ------------
     Total current liabilities                          10,157,000         9,606,000
                                                      ------------      ------------

Long-term debt, less current maturities                    881,000           961,000
                                                      ------------      ------------
Obligation for Appraisal Rights                            568,000                --
                                                      ------------      ------------

Commitments and contingencies (Note 10)                         --                --
                                                      ------------      ------------

Stockholders' equity:
Common stock, $.01 par value; 40,000,000
 shares authorized; 9,235,434 issued at September
 30, 2003 and December 31, 2002, respectively               92,000            92,000
Additional paid-in-capital                              13,924,000        13,924,000
Accumulated deficit                                    (10,538,000)      (10,876,000)
                                                      ------------      ------------
      Total stockholders' equity                         3,478,000         3,140,000
                                                      ------------      ------------
                                                      $ 15,084,000      $ 13,707,000
                                                      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                               Nine Months Ended             Three Months Ended
                                                  September 30,                  September 30,
                                          ----------------------------    ----------------------------
                                              2003            2002            2003            2002
                                          ------------    ------------    ------------    ------------
Net Sales                                 $ 29,980,000    $ 27,575,000    $ 10,820,000    $  9,423,000

Cost of Sales                               20,584,000      18,892,000       7,395,000       6,450,000
                                          ------------    ------------    ------------    ------------
     Gross profit                            9,396,000       8,683,000       3,425,000       2,973,000

Selling, general and
administrative expenses                      8,706,000       7,806,000       3,037,000       2,634,000
                                          ------------    ------------    ------------    ------------

     Operating income                          690,000         877,000         388,000         339,000
                                          ------------    ------------    ------------    ------------

Other (expense) income:
   Interest expense                           (329,000)       (403,000)       (119,000)       (135,000)
   Miscellaneous income                        184,000         203,000          89,000          31,000
                                          ------------    ------------    ------------    ------------
                                              (145,000)       (200,000)        (30,000)       (104,000)
                                          ------------    ------------    ------------    ------------

     Income before taxes and cumulative
     effect of change in accounting
     principle for SFAS 142                    545,000         677,000         358,000         235,000

Income tax expense                            (207,000)       (371,000)       (136,000)        (82,000)
                                          ------------    ------------    ------------    ------------

Net income before cumulative effect
     of change in accounting principle
     for SFAS 142                              338,000         306,000         222,000         153,000

Cumulative effect of change in
     accounting principle for SFAS 142,
     net of tax benefit                             --        (789,000)             --              --
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $    338,000    $   (483,000)   $    222,000    $    153,000
                                          ============    ============    ============    ============

Basic and diluted earnings per share
     before cumulative effect of change
     in accounting principle              $        .04    $        .03    $        .02    $        .02

Cumulative effect of change in
     accounting principle                           --            (.08)             --              --
                                          ------------    ------------    ------------    ------------

Basic and diluted earnings (loss)
     per share                            $        .04    $       (.05)   $        .02    $        .02
                                          ============    ============    ============    ============

Weighted average shares outstanding          9,235,434       9,226,808       9,235,434       9,235,434
                                          ============    ============    ============    ============

Weighted average shares and
potentially dilutive shares outstanding      9,270,858       9,226,808       9,341,707       9,235,434
                                          ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                               Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
                                                                 (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                       $   338,000    $  (483,000)
                                                           -----------    -----------

   Adjustments to reconcile net income (loss)
   to net cash (used in) provided by:
     Cumulative effect of change in accounting principle            --        789,000
     Depreciation                                              339,000        340,000
     Amortization                                               28,000         24,000
     Provision for doubtful accounts                           195,000        151,000
     Provision for income tax                                  207,000        371,000
     Compensation expense-issuance of stock                         --          4,000
     (Gain) on disposal of property
       and equipment                                           (49,000)        (4,000)
     Other                                                          --         (6,000)

    (Increase) decrease in:
      Accounts receivable                                   (1,241,000)      (590,000)
      Inventory                                               (686,000)      (116,000)
      Prepaid expenses and other assets                         96,000       (116,000)

     Increase (decrease) in:
       Accounts payable                                        795,000        462,000
       Accrued expenses and other liabilities                  199,000        (18,000)
                                                           -----------    -----------
     Total adjustments to net income                          (117,000)     1,291,000
                                                           -----------    -----------

       Net cash provided by
        operating activities:                                  221,000        808,000
                                                           -----------    -----------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                          (321,000)      (301,000)
      Proceeds received from sale of
       property and equipment                                   73,000         34,000
                                                           -----------    -----------

      Net cash (used in) investing activities                 (248,000)      (267,000)
                                                           -----------    -----------

Cash flows from financing activities
      Increase (decrease) in notes payable
       banks - net                                           1,340,000        (53,000)
      Proceeds from issuance of long-term debt                 203,000        210,000
      Payment of obligation for Appraisal Rights              (973,000)            --
      Repayment of long-term debt                             (525,000)      (556,000)
                                                           -----------    -----------
       Net cash provided by (used in)
        financing activities                                    45,000       (399,000)
                                                           -----------    -----------

                                  - continued -

The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   -continued-

                                                               Nine Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                            2003               2002
                                                         ----------         ----------
                                                                 (Unaudited)
Net increase(decrease)in cash and
  cash equivalents                                           18,000            142,000
Cash and cash equivalents beginning of period             1,609,000          1,368,000
                                                         ----------         ----------
Cash and cash equivalents end of period                   1,627,000         $1,510,000
                                                         ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid during the nine months for interest          $  318,000         $  355,000
                                                         ==========         ==========

Non-cash transactions:
    Issuance of 15,000 shares of common stock
         to an employee of the Company
         in 2002                                         $       --         $    4,000
                                                         ==========         ==========



The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Interim Financial Statements
         ----------------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------

                  The Company and its subsidiaries are primarily involved in the manufacture and sale of exterior and interior finish wall coatings and mortar products for the construction industry, as well as the sale of building materials from other manufacturers. Sales of the Company's products are made to customers located primarily in Florida and other parts of the Southeastern United States through distributors and Company-owned distribution facilities.

         a) Basis of presentation
            ---------------------

                  The consolidated financial statements herein contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         b) Concentration of Credit Risk
            ----------------------------

                  Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At September 30, 2003, accounts aggregating to

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)

         $552,000, or approximately 8.5% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender, compared to $537,000, or approximately 10.0%, of total gross trade receivables outstanding at December 31, 2002. (See Note (5)- Notes Payable). The allowance for doubtful accounts at September 30, 2003 of $547,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At September 30, 2003, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

         c) Inventories
            -----------

                  Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

         d) Property, plant and equipment
            -----------------------------

                  Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the depreciable assets. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized. Differences between the proceeds received on the sale of property, plant and equipment and the carrying value of the assets on the date of sale is credited to or charged against net income, as applicable.

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

         g) Cash and cash equivalents
            -------------------------

                  The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at both September 30, 2003 and December 31, 2002 are short-term time deposits of $123,000. Also included in cash and cash equivalents at September 30, 2003 and December 31, 2002 are $794,000 and $713,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts, when applied, will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

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

         i) Stock based compensation (continued)
            ------------------------

                  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of Financial Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                        Nine Months Ended            Three Months Ended
                                                           September 30,                September 30,
                                                        2003           2002          2003            2002
                                                    -----------    -----------    -----------    -----------
         Net income (loss) available to
           common stockholders, as reported         $   338,000    $  (483,000)   $   222,000    $   153,000

         Deduct: Total stock-based employee
           compensation expense determined
           under fair-value-based method for
           all awards, net of related tax effects       (10,000)       (17,000)        (7,000)        (5,000)
                                                    -----------    -----------    -----------    -----------

         Pro-forma net income (loss)                $   328,000    $  (500,000)   $   215,000    $   148,000
                                                    ===========    ===========    ===========    ===========

         Income (loss) per share:
           Basic as reported                        $       .04    $      (.05)   $       .02    $       .02
           Basic pro-forma                          $       .04    $      (.05)   $       .02    $       .02
           Diluted as reported                      $       .04    $      (.05)   $       .02    $       .02
           Diluted pro-forma                        $       .04    $      (.05)   $       .02    $       .02


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

         k) Fair Value of Financial Instruments
            -----------------------------------

                  The carrying amount of the Company's financial instruments, principally notes payable and obligation for appraisal rights, approximates fair value based on discounted cash flows and because the borrowing rates are similar to the current rates offered to the Company.

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

         l) Segment Reporting (continued)

         month periods ended September 30, 2003 and 2002, the Company has determined that it continues to operate in a single operating segment.

(3)      Inventories
         -----------

                  At September 30, 2003 and December 31, 2002 inventories consisted of:

                                                   2003                2002
                                                   ----                ----
                  Raw Materials                $   511,000         $   490,000
                  Finished Goods                 3,530,000           2,856,000
                  Packaging materials              258,000             267,000
                                               -----------         -----------
                                               $ 4,299,000         $ 3,613,000
                                               ===========         ===========

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(4)      Goodwill and Other Intangible Assets (continued)
         ------------------------------------

                  The $1,272,000 ($789,000 net of related tax benefit) non-cash charge was reflected as a cumulative effect of an accounting change in the Consolidated Statements of Operations for the quarter ended March 31, 2002. In accordance with SFAS 142 and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 3"), when a transitional impairment loss for goodwill (cumulative effect type accounting change) is measured in other than the first interim reporting period, it is recognized in the first interim period irrespective of the period in which it is measured.

(5)      Notes Payable
         -------------

                  At September 30, 2003 and December 31, 2002, notes payable represent amounts outstanding under a $7,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (4.50% at September 30, 2003), expires June 19, 2004, and is subject to annual renewal.

                  At September 30, 2003, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $6,870,000, of which $6,254,000 was outstanding. The average amounts outstanding for the nine months periods ended September 30, 2003 and 2002 were $5,447,000 and $4,760,000, respectively.

(6)      Long-Term Debt and Current Installments of Long-Term Debt
         ---------------------------------------------------------

                  Included in long-term debt at September 30, 2003, are three mortgage loans, collateralized by real property, in the aggregate amount of $608,000, less current installments aggregating $57,000.

                  During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors in which it issued uncollateralized 8% promissory notes in the aggregate amount of $850,000 as partial consideration. At September 30, 2003, all but a remaining note payable of $128,000 was paid and the remaining note payable was classified as a current liability.

                  Other long-term debt in the aggregate amount of $593,000, less current installments of $263,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 3.10% to 11.4%.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)      Income Taxes
         ------------

                  At September 30, 2003, the net deferred tax asset of approximately $685,000 consisted primarily of the tax effect of net operating loss carryforwards and the goodwill written off during 2002. The operating loss carryforwards of approximately $769,000 expire in varying amounts from 2005 through 2009.

                  In the nine months ended September 30, 2003 and 2002, the Company recognized income tax expense of $207,000 and a tax benefit of $112,000, respectively.

(8)      Capital Stock
         -------------

         (a) Common Stock
             ------------

                  At September 30, 2003, the Company had outstanding 9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

                  On July 19, 2002 at the Company's Annual Meeting of Shareholders, the Company's Shareholders approved a proposal for a one for five reverse common stock split ("Reverse Stock Split"). The Board of Directors reserved the right, without further action by the Shareholders, to delay implementation of the Reverse Stock Split for up to 12 months or to elect not to proceed with the Reverse Stock Split if in its sole discretion, determined that it was no longer in the best interests of the Company and its stockholders. In July 2003, the Board of Directors determined it was in the best interest of the Company not to proceed with the Reverse Stock Split.

         (b) Preferred Stock
             ---------------

                  The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At September 30, 2003 and December 31, 2002, there were no shares of preferred stock outstanding.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8)      Capital Stock (continued)
         -------------

         (c) Warrants
             --------

                  At September 30, 2003, the Company had warrants outstanding to purchase 150,000 shares of the Company's common stock (the "Warrants"). Each Warrant entitles the holder to purchase one share at $.38 per share until December 31, 2003.

         (d) Stock Option Plans
             ------------------

                  The Company has two stock option plans, the Directors' Stock Option Plan (the "Directors Plan") and the 1999 Employee Stock Option Plan (the "Employee Plan")(collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's Common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Board's Compensation and Stock Option Committee (the "Committee"), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively.

                  During the nine months ended September 30, 2003 the Company granted options to 22 employees to purchase 150,000 shares at $.18 per share for a five year period under the Employee Plan. As of September 30, 2003, options for 210,000 shares were available for future grants under the Employee Plan. No shares are currently available for future grant under the Directors' Plan.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(9)      Earnings Per Share
         ------------------

                  Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the nine months and three months ended September 30, 2003 and 2002 (in thousands except per share amounts):

                                                           Nine Months
                                    ----------------------------------------------------------
                                                2003                         2002
                                    ----------------------------   ---------------------------
                                    Income    Shares   Per Share   Loss      Shares  Per Share
                                    ------    ------   ---------   ----      ------  ---------
         Net income (loss)           $ 338        --       --     $(483)        --        --
         Basic earnings (loss)
            per share                $ 338     9,235     $.04     $(483)     9,227     $(.05)
                                     -----     -----     ----     -----      -----     -----

         Effect of dilutive
            securities:
         Options/Warrants            $  --        36     $ --     $  --         --     $  --
                                     -----     -----     ----     -----      -----     -----
         Diluted earnings (loss)
            per common share         $ 338     9,271     $.04     $(483)     9,227     $(.05)
                                     -----     -----     ----     -----      -----     -----

                                                           Three Months
                                    ----------------------------------------------------------
                                                2003                         2002
                                    ----------------------------   ---------------------------
                                    Income    Shares   Per Share  Income     Shares  Per Share
                                    ------    ------   ---------  ------     ------  ---------
         Net income                  $ 222        --       --     $ 153         --        --
         Basic earnings
            per share                $ 222     9,235     $.02     $ 153      9,235     $ .02
                                     -----     -----     ----     -----      -----     -----
         Effect of dilutive
            securities:
         Options/Warrants            $  --       107     $ --     $  --         --     $  --
                                     -----     -----     ----     -----      -----     -----
         Diluted earnings
            per common share         $ 222     9,342     $.02     $ 153      9,235     $ .02
                                     -----     -----     ----     -----      -----     -----

                  For the nine months ended September 30, 2003 and 2002, 345,000 and 490,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive. For the quarter ended September 30, 2003 and 2002, 345,000 and 570,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)     Commitments and Contingencies
         -----------------------------

         (a) Contingencies
             -------------

                  As of November 1, 2003, the Company's subsidiary, Acrocrete, Inc., together with other parties, are defendants in 52 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(10)     Commitments and Contingencies (continued)
         -----------------------------

         (a) Contingencies (continued)
             -------------

         insurance companies, claiming moisture intrusion damages on single and multi-family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 42 of these claims and are providing a defense. The Company expects its insurance carriers will accept coverage for the other 10 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                  On June 15, 1999, Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, In the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No:
         97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects. The lawsuit originally alleged a claim against Premix for third-party beneficiary breach of contract. This claim was voluntarily dismissed on the eve of a hearing on Premix's dispositive Motion for Summary Judgment. Thereafter a third amended complaint was filed against Premix for breach of a statutory implied warranty. Plaintiff has alleged that certain materials, purportedly provided by Premix to the developers/contractor and used to anchor balcony railings to the structure were defective. After the third amended complaint was filed, the contractor filed a cross claim against Premix for indemnification, breach of implied warranty and product liability. Premix believes it has meritorious defenses to these claims. The Company's insurance carrier has not made a decision regarding coverage to date. In the interim, the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carrier to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   -continued-

(10)     Commitments and Contingencies (continued)
         -----------------------------

         (b) Lease Commitments
             -----------------

                  At September 30, 2003, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $1,055,000 for its current operating leases. The leases expire at various dates ranging from April 30, 2004, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(11)     Obligation for Appraisal Rights
         -------------------------------

                  On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company's 1998 Merger ("Dissenting Stockholders") reached a settlement (the "Settlement"). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $10.00 per share ($811,000) due May 1, 2006, with such Note reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. If the note is not paid in full prior to November 1, 2004, the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. At September 30, 2003 and December 31, 2002, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded at $567,700 and $1,541,000, respectively. As a result of the completion of the settlement, the $567,700 Obligation for Appraisal Rights was classified as a long-term liability at September 30, 2003.

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

         Results of Operations
         ---------------------

         Nine Months and Three Months Ended September 30, 2003 Compared to 2002
         ----------------------------------------------------------------------

                  Net Sales for the nine months and three months ended September 30, 2003 increased $2,405,000 and $1,397,000, or approximately 8.7% and
         14.8% compared to the same periods in 2002. The increase in sales is principally due to growth in the sales of the Company's manufactured products and increased sales at the Company's distribution facilities, including $1,031,000 and $358,000, for the nine months and third quarter of 2003, in net sales derived from a new distribution facility opened in the third quarter of 2002 in Port St. Lucie, Florida. The additional sales of the new distribution facility were offset by a sales reduction of approximately $446,000 and $114,000 for the nine months and third quarter of 2003, in comparison to the same periods in 2002, realized from the Company's Pensacola, Florida distribution facility closed in the third quarter of 2002. Also, the Company experienced a reduction in sales of $213,000 at its Gulfport, Mississippi distribution facility for the comparative nine month periods. The decrease in sales at the Gulfport facility is believed to be primarily a result of increased competition due to the alleged violation of a non-compete agreement of a former employee at that location. The Company commenced litigation against the former employee to enjoin further violations and for damages resulting from such actions.

                  Gross profit as a percentage of net sales for the nine months and third quarter of 2003 was approximately 31.3% and 31.7% compared to 31.5% and 31.6% in the same periods in 2002.The comparative gross profit margins for the 2003 and 2002 periods reflect similar competitive conditions in the Company's markets for the sales of both its manufactured and distributed products.

                  The Company is continuing its efforts to emphasize the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers. The Company increased its sales force during 2002 to further promote the sales of its manufactured products to the end-user.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Nine Months and Three Months Ended September 30, 2003 Compared to 2002
         ----------------------------------------------------------------------
         (continued)

                  Selling, general and administrative expenses as a percentage of net sales for the nine months and third quarter of 2003 were approximately 29.0% and 28.1% compared to 28.3% and 28.0% in 2002. Selling, general and administrative expenses increased $900,000 and $403,000, in the nine months and third quarter of 2003, or approximately 11.5% and 15.3% compared to the same periods in 2002. The newly opened Port St. Lucie distribution facility, net of the effect of the expenses associated with the Pensacola facility closed in 2002, accounted for $105,000 and $22,000 of the increase in expenses for the nine months and third quarter comparable periods, respectively. For the nine months ended September 30, 2003 the remaining increase in selling, general and administrative expenses of $795,000 was primarily attributable to higher sales and inflationary cost pressures which included a $151,000 increase in delivery and fuel charges, a $76,000 increase in insurance expense, a $68,000 increase in maintenance expense, and a $244,000 increase in payroll costs. In addition, the Company incurred a $151,000 increase in legal fees in the first nine months of 2003 compared to 2002, due in part to the commencement of litigation against a former employee for violations of his non-compete agreement as discussed above.

                  The following expenses accounted for $350,000 of the $403,000 increase in expenses from the 2002 to 2003 third quarter periods as follows: $74,000 in delivery and fuel charges, a $35,000 increase in insurance expenses, $35,000 for maintenance expense, $149,000 increase in payroll costs and $58,000 in legal fees. Increases in other operating expenses, primarily those associated with the increase in sales, accounted for the balance of the increase in operating expenses for both the nine months and three months periods of 2003.

                  Interest expense decreased $74,000 and $16,000 in the nine months and third quarter of 2003, or approximately 18.4% and 11.9%, compared to the same periods in 2002. The decrease in interest expense in 2003 was primarily due to reduced rates under the Company's interest bearing obligations compared to 2002, principally the appraisal rights obligations incurred as a result of a settlement completed on April 30, 2003.

                  Miscellaneous income, net of expenses, decreased $19,000 and increased $58,000 in the nine months and third quarter of 2003, compared to the same periods in 2002, which is primarily a result of insurance refunds recognized in non-comparable quarters. The increase in miscellaneous income in the third quarter of 2003 is attributed primarily to the Company recognizing income of approximately $55,000 for insurance

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Nine Months and Three Months Ended September 30, 2003 Compared to 2002
         ----------------------------------------------------------------------
         (continued)

         refunds resulting from lower claims than provided for in the underlying insurance policies. In 2002, the Company recognized similar type refunds of $95,000 during the first nine months of 2002, of which only $4,000 was recognized in the third quarter.

                  In the nine months and third quarter of 2003, the Company recognized income tax expense of $207,000 and $136,000, compared to income tax benefits of $112,000 and income tax expense of $82,000, for the same periods in 2002.

                  After giving effect to the above factors, the Company had net income of $338,000 and $222,000, or $.04 and $.02 per fully diluted share, for the nine months and third quarter of 2003, compared to net income (before the cumulative effect of change in accounting principle as discussed below)of $306,000 and $153,000, or $.03 and $.02 per share, for the nine months and third quarter of 2002,respectively.

                  The 2002 nine month results were adversely impacted by a $1,272,000 ($789,000 net of related deferred tax benefit) non-cash goodwill impairment charge. The charge was related to the Company's required adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The Company doesn't have any remaining goodwill on its balance sheet which may be impaired for future periods. The impairment of goodwill was attributable to the under-performance of the Company's distribution operations associated with the acquisition of certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company reflected this impairment charge in the first quarter 2002 financial results as a cumulative change in accounting principle.

                  As a result of the non-cash goodwill impairment charge, the Company incurred a net loss of $483,000, or $.05 per fully diluted share, for the nine months ended September 30,2002.

         Liquidity and Capital Resources
         -------------------------------

                  Sources and Uses of Cash
                  ------------------------

                  In the first nine months of 2003, net cash used by operating activities included the benefit of an increase in accounts payables of $795,000 compared to a $462,000 increase in the same period in 2002. The increase in accounts payable in 2003 and 2002 partially offset an increase in net accounts receivable and inventory of $1,732,000 in 2003, compared to an increase of $555,000 in 2002. The increase is primarily due to greater sales increases in 2003 compared to 2002. The increase in accounts receivable and inventory was the principal reason

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------


         Liquidity and Capital Resources (continued)
         -------------------------------

         operations provided net cash of $221,000 in 2003, compared to $808,000 in 2002.

                  During the first nine months of 2003, net expenditures for investing activities were $248,000 compared to $267,000 in 2002. The on-going purchase of equipment to up-grade the Company's manufacturing equipment and to improve its distribution capabilities accounted for the majority of the expenditures for each period.

                  During the nine months ended September 30, 2003, the Company's line of credit balance increased approximately $1,340,000 due to funding a significant portion of the $973,000 cash settlement paid to the Appraisal Rights holders on April 30, 2003 and to meet the Company's increased working capital needs associated with increased sales during the period. The Company also made a net reduction to long-term debt totaling $322,000 during the first nine months of 2003. Primarily as a result of the foregoing factors, the Company's financing activities provided net cash of $45,000 in the first nine months of 2003.

                  Future Commitments and Funding Sources
                  --------------------------------------

                  As of September 30, 2003, the Company had cash and cash equivalents of $1,627,000, which included customer payments in the amount of $794,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

                  At September 30, 2003, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2002 except for the Appraisal Rights Obligations. See Notes 6, 10 and 11 in the accompanying financial statements for additional information regarding the Company's commitments.

                  As of September 30, 2003, the Company had working capital of approximately $2,314,000 compared to working capital of $1,432,000 at December 31, 2002. The increase in working capital was primarily attributable to the reclassification of $568,000 of the appraisal rights obligation from a short-term liability at December 31, 2002 to a long-term liability at September 30, 2003. In addition, during the nine months ended September 30, 2003, the Company sold a former distribution facility property and repaid a $199,000 mortgage obligation classified as a short-term liability at December 31, 2002.

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

                  The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with its commercial lender. The maturity date of the line of credit is June 19, 2004, subject to annual renewal. The Company's subsidiaries borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts outstanding in excess of 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At September 30, 2003, $6,254,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had total available borrowing, (including the amount outstanding of $6,254,000) of approximately $6,870,000 at September 30, 2003.

                  Trade accounts receivable represent amounts due from subcontractors, contractors and building materials dealers located principally in Florida, Mississippi, Georgia and other Southeastern States who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of September 30, 2003, the Company owned and operated eleven distribution facilities. Accounts receivable, net of allowance, at September 30, 2003 was $5,926,000 compared to $4,880,000 at December 31, 2002. The increase in receivables of $1,046,000, or approximately 21.4%, was primarily related to a 21.2% sales increase in the third quarter of 2003 compared to the fourth quarter of 2002.

                  As a result of the consummation of the Company's December 31, 1998 merger with its wholly owned subsidiary, the Company agreed to pay $733,000 in cash to its former preferred stockholders. As of September 30, 2003, the Company had paid $685,000 of such cash amount. Amounts payable to such stockholders at September 30, 2003 results from their non-compliance with the condition for payments.

                  Holders representing 81,100 preferred shares elected dissenters' rights, rather than accept the Company's payment proposal in the December 31, 1998 merger. The Company recorded a liability for each share based on the fair value of the combination of cash, an $8.00 Subordinated Debenture and Company common stock, the consideration the dissenting holders would have received if they did not perfect their dissenters' rights under the law. Dissenting stockholders filed a petition for appraisal rights in the Delaware Chancery Court on April 23, 1999.

                  On April 30, 2003, the Company and the dissenting stockholders reached a settlement. In accordance with the settlement, the Company paid the holders of appraisal rights $12.00 per share in cash ($973,200) and issued a 5.6% Promissory Note for

Item 2   Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

         Liquidity and Capital Resources (continued)
         -------------------------------

         $10.00 per share ($811,000) due May 1, 2006, with such Note to be reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. At September 30, 2003, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded in the amount of $567,700 and was classified as a long-term liability.

                  As of September 30, 2003, the Company had paid the holders of the Subordinated Debentures tendering their bonds $808,000. Amounts payable to stockholders at September 30, 2003 on the Company's consolidated balance sheets includes $213,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

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

                  The Company believes its cash on hand, the maintenance of its line of credit and new equipment financing arrangements will provide sufficient cash to meet its current obligations for its operations and support the cash requirements of its current capital expenditure programs in 2003.

                  In addition, the Company is evaluating various types of alternative capital projects to expand and enhance its manufacturing capabilities to more effectively serve its customer base, to gain production efficiencies and provide the opportunity to broaden its manufactured product lines and enter new markets. The Company is assessing the merits and assumptions of these alternative projects, and the completion date of any such project, if adopted, is uncertain. Furthermore, there can be no assurance that funds would be available on terms acceptable to the Company, or available at all, to fund these capital projects.

                  The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company's ability to maintain profitable operations.

Item 3   Quantitative and Qualitative disclosures About Market Risks
         -----------------------------------------------------------

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

                  The Company's first quarter revenues and, to a lesser extent, its fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases during these periods. Because much of the Company's overhead and expenses remain relatively fixed throughout the year, Company profits also tend to be lower during the first and fourth quarters.

                  Exposure to Interest Rates
                  --------------------------

                  The Company has two variable rate mortgages totaling $341,000 at September 30, 2003. The mortgages bear interest at prime plus 1% and are due October 2004. In addition, the Company's $7,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

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

         -----------------------

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         -------------------

                  A Form 8-K was filed on August 12, 2003 announcing the issuance of a press release setting forth a summary of the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

(b)      Reports on Form 8-K (continued)
         -------------------

                  Company's sales and operating results for the second quarter and six months ended June 30, 2003.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IMPERIAL INDUSTRIES, INC.

                                             By: /S/  Howard L. Ehler, Jr.
                                                 -----------------------------
                                                 Howard L. Ehler, Jr.
                                                 Chief Executive Officer/
                                                 Chief Financial Officer



                                             By: /S/  Betty Jean Murchison
                                                 -----------------------------
                                                 Betty Jean Murchison
                                                 Chief Accounting Officer/
                                                 Assistant Vice President



November 11, 2003