Form 10-K
period 2003-12-31
IMPERIAL INDUSTRIES INC
filed 2004-03-30
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

Commission file number 1-7190
                       ------

                           IMPERIAL INDUSTRIES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                         65-0854631
               --------                         ----------

    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

  1259 Northwest 21st Street, Pompano Beach, Florida     33069-1417
  --------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (954) 917-7665
                                                      --------------

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
   None                                                       None

         Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, $.01 par value
                           ----------------------------
                                    (Title of Class)

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO _.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant's Common Stock ($.01 par value) on March 19, 2004 is: $2,117,166

         Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 19, 2004: 9,235,434

                       Documents Incorporated by Reference

          Certain information required for Part III of this Report is incorporated herein by reference to the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                     PART I

                                                                        Page

Item 1  Business                                                           3

Item 2  Properties                                                        10

Item 3  Legal Proceedings                                                 11

Item 4  Submission of Matters to a Vote of Security Holders               12

                                     PART II

Item 5  Market for Registrant's Common Equity and Related
                  Stockholders Matters                                    13

Item 6  Selected Financial Data                                           14

Item 7  Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                     15

Item 7A Quantitative and Qualitative Disclosures about Market
                  Risk                                                    31

Item 8  Financial Statements and Supplementary Data                       32

Item 9  Changes in and Disagreement with Accountants on
                  Accounting and Financial Disclosure                     59

Item 9A Controls and Procedures                                           59

                                    PART III

Item 10 Directors and Executive Officers of the Registrant                60

Item 11 Executive Compensation                                            61

Item 12 Security Ownership of Certain Beneficial Owners and
                  Management                                              61

Item 13 Certain Relationships and Related Transactions                    61

Item 14 Principal Accounting Fees and Services                            61

                                     PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                             62

Signatures                                                                64

                                     PART I

Item 1.           Business

                           Imperial Industries, Inc., (the "Company") is a
                  Delaware corporation, which through its predecessor corporation has been in existence since 1968. The Company's executive offices are located at 1259 Northwest 21st Street, Pompano Beach, Florida 33069 and the telephone number at such offices is (954) 917-7665.

                  Merger
                  ------

                           In December 1998, the Company approved a plan merging
                  it into a wholly-owned subsidiary of the Company effective December 31, 1998, (the "Merger"). Upon consummation of the Merger, each share of common stock outstanding prior to the Merger was automatically converted to one share of common stock of the Company. Each share of preferred stock outstanding prior to the Merger was converted, at the holder's option, into either (a) $4.75 in cash and ten shares of the Company's common stock, or (b) $2.25 in cash, and 8% subordinated debenture, face value $8.00, and five shares of the Company's common stock.

                           In accordance with the Merger, the Company issued
                  $984,962 of 8% Subordinated Debentures, 1,574,610 shares of common stock and was obligated to pay $732,550 in cash to the former preferred stockholders who did not elect dissenters' rights. The Debentures were retired in 2001.

                           Holders representing 81,100 preferred shares elected
                  dissenters' rights under Delaware law. In April 2003, the Company and the dissenting preferred stockholders reached a settlement. In accordance with the settlement, the Company paid the dissenting preferred stockholders $12.00 per share in cash ($973,000) and issued a 5.6% promissory note for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the note would be reduced to $7.00 per share ($567,700) in the event the Company prepays the note in full prior to November 1, 2004. On March 29, 2004, the Company prepaid $400,000 of the principal on the Note. (See "Note 1" of Notes to Consolidated Financial Statements.)

                  General
                  -------

                           The Company, through its subsidiaries, is engaged in
                  the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern part of the United States, as well as foreign countries. The Company has three manufacturing facilities for its products and ten distribution outlets through which it markets certain of its

Item 1.           Business (continued)

                  -------------------

                  manufactured products and other purchased products directly to developers, builders, contractors, and sub-contractors.

                           The Company's business is directly related to the
                  level of activity in the new and renovation construction market in the Southeast United States. The Company's products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to the Company's markets. When economic conditions reduce migration, demand for new construction would be expected to decrease. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of financing and local government growth management policies. The Company's operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

                           The Company manufactures product through its
                  wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. ("Premix") and Acrocrete, Inc. ("Acrocrete"). The Company distributes its own and complementary products through its wholly-owned subsidiary, Just-Rite Supply, Inc. ("Just-Rite"). The manufacturing facilities primarily produce and distribute stucco, roof tile mortar and plaster products, while the distribution facilities expand the Company's product line by distributing gypsum, roofing and insulation products, as well as products manufactured by the Company.

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

Item 1.           Business (continued)

                  ------------------

                           Premix products accounted for approximately 25%, 24%
                  and 22% of the Company's consolidated annual revenues in the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

                           Premix has an exclusive license to manufacture and
                  sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, a majority of all roof tile mortar sales have been derived from South Florida. The Company has expanded its marketing efforts for this product to other areas of Florida.

                  Acrocrete
                  ---------

                           Acrocrete has manufactured synthetic acrylic stucco
                  products since 1988. The Company's trade name "Acrocrete" and certain of its manufactured products are described by trade names protected by registered trademarks. Acrocrete's products, used principally for exterior wall coatings, broaden and complement the range of products produced and sold by Premix. Management believes acrylic stucco products have certain advantages over traditional cementitious stucco products for certain types of construction applications because synthetic acrylic products provide a hard durable finish with stronger color retention properties. Further, acrylic stucco products have improved flexibility characteristics, which minimizes the problems of cracking of cement coating. Acrocrete's product system provides for energy efficiency for both residential and commercial buildings.

                           For the fiscal years ended December 31, 2003, 2002
                  and 2001, Acrocrete's sales accounted for approximately 23%, 25% and 22%, respectively, of the Company's consolidated annual revenues.

                  Just-Rite
                  ---------

                           The Company's subsidiary Just-Rite owns and operates
                  the Company's wholesale distribution outlets. Prior to 2000 these outlets were operated through Acrocrete. During 2000, Just-Rite acquired nine additional building distribution outlets to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services beyond those supported by the Company's manufacturing operation. Management believes the acquired distribution outlets position the Company to gain a greater market share for its manufactured products through a more direct sales approach to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to its existing product lines. In 2001, the Company closed

Item 1.           Business (continued)

                  ---------------------

                  three distribution outlets and eliminated installation services being provided at two other distribution outlets related to the acquired operations. In 2002, the Company closed another distribution outlet associated with the acquired operations and opened a new outlet in South Florida. In 2003, an additional distribution outlet associated with the acquired operations was closed.

                           For the fiscal years ended December 31, 2003,
                  2002,and 2001, Just-Rite's sales, excluding the sale of Premix and Acrocrete products, accounted for approximately 52%, 51% and 56% of the Company's consolidated annual revenues.

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

                           The Company's primary focus recently has been to
                  complete the integration of the distribution outlets acquired in 2000 with its existing operations and to attempt to effect cost savings and gain productivity in the consolidation of these acquired operations. The Company has taken action to improve operating performance in the Company's distribution facilities through:(i) an approximate 32% reduction in workforce (68 employees) in 2001; (ii) closure of three under-performing distribution locations in Mississippi in 2001, one in Florida in 2002 and one in Alabama in 2003; (iii) elimination of installation services at two other locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products. While the Company currently will emphasize internal growth through gains in productivity of operations, the Company believes there exists a number of possible acquisition candidates. The Company presently is not seeking any acquisitions and does not have any binding

Item 1.           Business (continued)

                  --------------------------------------------------------

                  understanding, agreement or commitment regarding any potential acquisition. The Company may pursue acquisitions in the future if such acquisitions will enhance Company operations. In 2004, the Company intends to seek financing to purchase equipment to modernize its manufacturing facilities in an effort to gain efficiencies and productivity in its manufacturing processes.

                  Suppliers
                  ---------

                           Premix's raw materials and products are purchased
                  from approximately 35 suppliers. While seven suppliers account for approximately 74% of Premix's purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

                           Acrocrete's raw materials are purchased from
                  approximately 30 suppliers, of which five account for approximately 74% of Acrocrete's raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

                           The Just-Rite distribution outlets sell products of
                  many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors' behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 28%, 23% and 25% of Just-Rite purchases in 2003, 2002 and 2001. However, there are other buying organizations in which the Company believes it can obtain product at the same or similar prices.

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

Item 1.           Business (continued)

                  -------------------------------

                           While the Company's manufactured sales have been
                  typically to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company's manufactured products. No one distributor has accounted for 10% or more of total sales during the past three years. The Company believes the loss of any one distributor would not cause a material loss in sales because the brand preference contractors and subcontractors have developed for the Company's manufactured products generally cause the user to seek a distributor who carries the Company's products. The Company markets its products to distributors through Company salesmen located in the Southeastern United States who promote both Premix and Acrocrete products. However, direct sales of the Company's manufactured products and other building materials to end users through Just-Rite accounted for approximately 24% of total revenues in 2003.

                           The Company established its first distribution
                  facility in 1994 when it opened an outlet in Savannah, Georgia to sell its Acrocrete products and certain complementary products manufactured by other companies to the end user.

                           Over the following several years the Company has
                  opened new distribution outlets and expanded its distribution facilities into other parts of Florida, as well as Alabama and Mississippi to gain market share through acquisitions and start-ups. The Company currently has ten (10) distribution outlets in Florida, Georgia, Mississippi and Alabama.

                           Each facility contains between approximately 4,000 to
                  29,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, increase profit margins from the sale of the Company's products and to expand operations by distributing a wide range of products to the construction industry.

                  Seasonality
                  -----------

                           The sale of the Company's products in the
                  construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year. Primarily as a result of acquisitions consummated in 2000 located in Northwest Florida, Alabama and Mississippi, management believes the Company's sales are more subject to seasonal fluctuation than in previous periods.

Item 1.           Business (continued)

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

                  Environmental Matters
                  ---------------------

                           The Company is subject to various federal, state and
                  local environmental laws and regulation in the normal course of its business. Although the Company believes that its manufacturing, handling, using, selling and disposing of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company's operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 2004 to comply with existing laws and regulations are also not expected to have a material effect on the Company's financial position, results of operations or liquidity.

                  Employees
                  ---------

                           The Company and its subsidiaries had 148 full time
                  employees as of December 31, 2003. The Company considers its employee relations to be satisfactory. The Company's employees are not subject to any collective bargaining agreement.

                  Available Information
                  ---------------------

                           Copies of Imperial Industries, Inc.'s quarterly
                  reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary of the Company or by calling 954-917-7665. All of the Company's SEC filings are also available on the Company's website at www.imperialindustries.com as soon as reasonably practicable after having been electronically filed or furnished to the SEC. In addition, the Company's Code of Business Conduct is

Item 1.           Business (continued)
                  available at that website address and will be provided without charge to any shareholder submitting a written request.

                           Additionally, materials the Company files with the
                  SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.           Properties

                           The Company and its subsidiaries conduct operations
                  from a total of 13 facilities in Florida, Georgia, Mississippi and Alabama. The location and size of the Company's facilities and the nature of the operations in which such facilities are used, are as follows:

                                          Approximate     Owned/
                  Location                Sq. Footage     Leased    Company
                  --------                -----------     ------    -------
                  Pompano Beach, FL          19,600       Leased    Premix
                  Winter Springs, FL         26,000       Owned     Premix
                  Kennesaw, GA               20,400       Leased    Acrocrete
                  Tampa, FL                   8,470       Owned     Just-Rite
                  Jacksonville, FL           11,400       Leased    Just-Rite
                  Norcross, GA               12,200       Leased    Just-Rite
                  Dallas, GA                  6,400       Leased    Just-Rite
                  Rainbow City, AL           10,000       Leased    Just-Rite
                  Destin, FL                  7,680       Leased    Just-Rite
                  Panama City Beach, FL       9,540       Leased    Just-Rite
                  Tallahassee, FL            17,500       Leased    Just-Rite
                  Gulfport, MS               28,800       Leased    Just-Rite
                  Port St. Lucie, FL          4,000       Leased    Just-Rite


                           The Just-Rite distribution outlets typically consist
                  of a warehouse building and supply yard for the inventory and sale of products directly to the end user.

                           Except for the facility in Tallahassee, all leased
                  properties are leased from unaffiliated third parties. The Tallahassee facility is leased from the former owner of Tallahassee Gypsum Dealers, Inc., who sold her business to Just-Rite in April 2000 and is currently an employee of the Company.

                           Management believes that the Company's facilities and
                  equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.           Legal Proceedings

                           As of March 23, 2004, the Company's subsidiary
                  Acrocrete, together with other parties, are defendants in 56 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems ("EIFS"), on single and multi-family residences and one commercial project. The Company's insurance carriers have accepted coverage under a reservation of rights for 41 of these claims and are providing a defense. Acrocrete expects its insurance carriers will accept coverage for the other 15 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

                           The allegations of defects in EIFS are not restricted
                  to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. There never has been any defect proven against Acrocrete. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as window, roof flashing, decking and the lack of caulking.

                           As insurance markets for moisture intrusion type
                  coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company's management is evaluating the creation of a self insurance fund for these types of claims, and believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, that for the foreseeable future any uninsured claims should not have a material adverse effect on the Company's financial position. Sales of products used in EIFS applications are believed to represent less than 20% of the Company's revenues.

                           On June 15, 1999, the Company's subsidiary Premix was
                  served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No: 97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects, which as to Premix alleged that certain materials, purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. Premix believes it has meritorious defenses to these claims. The Company's insurance carrier has not made a decision regarding coverage to date. Since the inception of this matter in 1999 the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carrier to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the

Item 3.           Legal Proceedings (continued)

                  outcome of this litigation, however the Company believes that its ultimate exposure, if any, is not material.

                           Premix, Acrocrete and Just-Rite are engaged in other
                  legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

                           On April 23, 1999, certain dissenting preferred
                  stockholders owning shares of the Company's preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company's Merger. On April 30, 2003, the Company reached a settlement with the dissenting preferred stockholders. (See Note (1) of the Consolidated Financial Statements.)

                           In March 2003, Just-Rite instituted litigation
                  against a former employee, employed at the Company's Gulfport, Mississippi distribution facility, and others, due to alleged violations by the employee of his non-compete agreements related to the acquisition of the business at that location. The litigation against the former employee seeks to enjoin further violations of his non-compete agreement and for damages resulting from such actions. In connection with the litigation, Just-Rite discontinued payments on a promissory note with a remaining balance in the aggregate amount of $128,000, issued as partial consideration for the acquisition of the Gulfport, Mississippi facility. The beneficial holders of the promissory note (the former employee and the other former owner) have initiated claims against Just-Rite for payment of the obligation. In February 2004, the Court entered an Order ruling that the former employee had violated the terms of a preliminary injunction barring him from further competing against Just-Rite and ordered that certain sanctions be imposed.

                           The Company is aggressively defending all of the
                  lawsuits and claims described above, and while the Company does not believe these claims will have a material adverse effect on the Company's financial position, given the uncertainty and unpredictability of litigation there can be no assurance of this.


Item 4.           Submission of Matters to a Vote of Security Holders

                           None.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

                           The Company's Common Stock is traded in the
                  over-the-counter market, and reported on the OTC Bulletin Board. The following table sets forth the high and low bid quotations of the Common Stock for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                        Fiscal 2002               High              Low
                        -----------               ----              ---

                        First Quarter             $.17              $.12
                        Second Quarter             .26               .15
                        Third Quarter              .22               .14
                        Fourth Quarter             .16               .12

                        Fiscal 2003               High              Low
                        -----------               ----              ---

                        First Quarter             $.15              $.13
                        Second Quarter             .20               .15
                        Third Quarter              .33               .16
                        Fourth Quarter             .30               .17

                           The Company has not paid any cash dividends on its
                  Common Stock since 1980 and does not anticipate paying any in the foreseeable future.

                           On March 19, 2004, the Common Stock was held by 1,831
                  stockholders of record.

                           As of March 19, 2004, the closing bid and asked
                  prices of the Common Stock was $.27 and $.35, respectively.

Item 6.           Selected Financial Data

                           The following is a summary of selected financial data
                  (in thousands except as to per share amounts) for each of the five years in the period ended December 31, 2003:

Statements of Operations Data                                             Year Ended December 31,
-----------------------------                     ------------------------------------------------------------------------
                                                     2003          2002          2001          2000          1999
                                                  ------------------------------------------------------------------------
Net Sales                                          $41,069       $36,504       $39,514       $40,730       $ 22,604
                                                  ------------------------------------------------------------------------
Cost of sales                                       28,438        25,099        27,254        28,218         15,198
                                                  ------------------------------------------------------------------------
Selling, general and administrative
  expenses                                          11,457        10,564        11,367        10,985          5,932
                                                  ------------------------------------------------------------------------

Interest expense                                      (454)         (531)         (825)         (806)          (475)
                                                  ------------------------------------------------------------------------
Impairment charge                                        -           (96)         (238)            -              -
                                                  ------------------------------------------------------------------------
Miscellaneous income, net                              218           129            77           199             34
                                                  ------------------------------------------------------------------------
Income (Loss) before income taxes
 and cumulative effect of change in
 accounting principle for SFAS 142                     938           343           (93)          920          1,033
                                                  ------------------------------------------------------------------------

Income tax (expense) benefit, net                     (298)         (448)         (128)         (386)           187
                                                  ------------------------------------------------------------------------
Cumulative effect of change in
 accounting principle for SFAS 142                       -          (789)            -             -              -
                                                  ------------------------------------------------------------------------

Net income (loss)                                      640          (894)         (221)          534          1,220
                                                  ------------------------------------------------------------------------
Less: Provision for settlement
 of appraisal rights obligation                          -          (313)            -             -              -
                                                  ------------------------------------------------------------------------
Net income (loss) applicable to
  common stockholders                              $   640       $(1,207)      $  (221)      $   534       $  1,220
                                                  ------------------------------------------------------------------------
Net income (loss) per share
  applicable to common stockholders
   Basic                                           $  0.07       $ (0.13)      $ (0.02)      $  0.06       $   0.15
                                                  ------------------------------------------------------------------------

   Diluted                                         $  0.07       $ (0.13)      $ (0.02)      $  0.06       $   0.15
                                                  ------------------------------------------------------------------------
Number of shares used in computation
  of income (loss) per share: Basic                  9,235         9,229         9,214         8,936          8,199
                                                  ------------------------------------------------------------------------

                              Diluted                9,290         9,229         9,214         9,070          8,390
                                                  ------------------------------------------------------------------------

Balance Sheets Data                                                         As of December 31,
-------------------                               ------------------------------------------------------------------------
                                                     2003          2002          2001          2000          1999
                                                  ------------------------------------------------------------------------
Working capital                                    $ 2,173       $ 1,432       $ 2,743       $ 1,607       $  3,447
                                                  ------------------------------------------------------------------------

Total assets                                       $14,918       $13,707       $14,591       $16,792       $  8,768
                                                  ------------------------------------------------------------------------
Long term debt,
  less current maturities                          $   848       $   961       $ 1,440       $ 1,402       $  1,328
                                                  ------------------------------------------------------------------------

Obligation for appraisal rights                    $   568       $ 1,541       $ 1,140       $   877       $    877
                                                  ------------------------------------------------------------------------
Common stock and other
  stockholders' equity                             $ 3,780       $ 3,140       $ 4,343       $ 4,559       $  3,514
                                                  ------------------------------------------------------------------------

Current ratio                                      1.2 to 1     1.1 to 1      1.4 to 1      1.2 to 1       2.1 to 1
                                                  ------------------------------------------------------------------------

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

                  Special Note Regarding Forward-Looking Statements
                  -------------------------------------------------

                           This Form 10-K contains certain forward looking
                  statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect our account or note receivables when due or within a reasonable period of time after they become due and payable; the cost of capital including interest rates and related fees and expenses may increase; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages; general economic and business conditions may be less favorable than expected; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and labor and employee benefit costs.

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

                  Special Note Regarding Forward-Looking Statements (continued)
                  -------------------------------------------------------------

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

                  Critical Accounting Policies
                  ----------------------------

                           The Company prepares its consolidated financial
                  statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions (see Note 2 to the consolidated financial statements). As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates and assumptions on historical results and known trends as well as its forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. The Company believes that the following critical accounting policies involve a higher degree of judgment and complexity.

                  Revenue Recognition and Related Expenses
                  ----------------------------------------

                           The Company primarily recognizes sales based upon
                  shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

                           Provisions for the estimated costs for bad debt are
                  recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, which may affect customers' ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by the Company in estimating its allowance for doubtful accounts could have a material adverse affect on the Company's financial condition, results of operations and cash flow.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Inventory Valuation
                  -------------------

                           The Company values inventories at the lower of cost
                  or market using the first-in, first-out (FIFO) method. The Company will record provisions, as appropriate, to write- down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, the Company's financial condition, results of operations and cash flow could be adversely affected.

                  Asset Impairment
                  ----------------

                           The Company's review of long-lived assets and
                  goodwill requires the Company to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, the Company is required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting carrying degrees of perceived risk.

                           The determination of fair value includes numerous
                  uncertainties. For example, in determining fair value of goodwill utilizing discounted forecasted cash flows, significant judgments are made concerning future purchased and manufactured goods sale prices, operating, selling and administrative costs, interest and discount rates, technological changes, consumer demand, governmental regulations and the effects of competition. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets and goodwill have been impaired. However, if there is a material change in the assumptions used in the Company's determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material non-cash impairment charge.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Income Taxes
                  ------------

                           The Company accounts for income taxes using the
                  liability method in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company's Consolidated Financial Statements and the amounts included in the Company's federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31, financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The Company's anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under "Special Note Regarding Forward-Looking Statements" and "Market Risks".

                  Overview
                  --------

                           The Company's net sales increased approximately 12.5%
                  in 2003 as compared to 2002. Demand for products sold by the Company was strong in 2003 primarily due to strength in the new housing and commercial construction markets in the Company's trade area in the Southeastern United States and market share gains in selected territories. Management expects the strength in new construction activity to remain strong in the Company's principal markets in 2004.

                           The Company's gross margins in 2003 were similar to
                  2002. Selling, general and administrative expenses were adversely affected in 2003 by higher inflationary costs related primarily to fuel costs and delivery expenses, insurance expense and payroll costs. The Company expects these costs will continue to rise in 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Overview (continued)
                  --------------------

                           The Company had cash, cash equivalents and restricted
                  cash of $1,870,000 as of December 31, 2003. In 2003, the Company increased its line of credit with its commercial lender from $6,000,000 to $7,000,000 to partially fund a $973,000 cash payment to former preferred stockholders in connection with the settlement of appraisal rights litigation and to finance increased working capital requirements because of increased business. On March 29, 2004 the Company prepaid $400,000 of the remaining $568,000 note due to the former preferred stockholders. Management believes that available liquidity plus expected operating cash flows will meet the Company's regular cash needs in 2004, including the cash requirements associated with its regular capital expenditures program and the balance due on the note payable to the former stockholders. In addition, the Company is presently evaluating a plant modernization capital expenditure project for its manufacturing facilities to enhance its manufacturing efficiency and productivity. New financing would be required for these capital expenditures, which is expected to aggregate approximately $1,000,000. There can be no assurance that funds would be available on terms acceptable to the Company, or available at all, to fund this capital project.

                  Results of Operations
                  ---------------------

                  Year Ended December 31, 2003 compared to 2002
                  ---------------------------------------------

                           Net sales in 2003 increased $4,565,000, or
                  approximately 12.5% compared to 2002. The increase in sales is principally due to growth in the sales of the Company's manufactured products and increased sales at the Company's distribution facilities, including $1,175,000, in 2003, in increased sales generated from a new distribution facility opened in the third quarter of 2002 in Port St. Lucie, Florida. The increased sales of the new distribution facility were in part offset by a sales reduction of approximately $447,000 realized in 2002 from the Company's former Pensacola, Florida distribution facility closed in the third quarter of 2002.

                           Gross profit as a percentage of net sales for 2003
                  was approximately 30.8% compared to 31.2% in 2002. Increases in purchase discounts and vendor rebates resulting from improved programs with its suppliers in 2003 were not sufficient to offset cost increases of raw materials and the adverse affect of higher insurance costs of $136,000 associated with manufacturing expenses included in cost of sales during the year. The comparative gross profit margins for 2003 and 2002 reflect similar competitive conditions in the Company's markets for the sales of both its manufactured and distributed products.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year Ended December 31, 2003 compared to 2002 (continued)
                  ---------------------------------------------------------

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

                           Selling, general and administrative expenses as a
                  percentage of net sales in 2003 were approximately 27.9% compared to 28.9% in 2002. Selling, general and administrative expenses increased $893,000 in 2003, or approximately 8.5% compared to 2002. The newly opened Port St. Lucie distribution facility, net of the effect of the expenses associated with the Pensacola facility closed in 2002, accounted for $78,000 of the increase in expenses for 2003 compared to 2002. For the year ended December 31, 2003 the remaining increase in selling, general and administrative expenses of $825,000 was primarily attributable to higher sales and inflationary cost pressures which included a $189,000 increase in delivery and fuel charges, a $127,000 increase in insurance expense, a $89,000 increase in maintenance expenses, and a $386,000 increase in payroll costs. Increases in other operating expenses, primarily those associated with the increase in sales, accounted for the balance of the increase in operating expenses in 2003.

                           In 2003, the Company closed an unprofitable
                  distribution facility in Foley, Alabama. The Foley operations including estimated allowances for the termination of a lease and disposal of inventory accounted for losses of approximately $379,000 in 2003 compared to $174,000 in 2002. In addition, the Company incurred losses of approximately $36,000 in 2003 related to the completion of the disposition of assets associated with a distribution facility closed in 2002.

                           Interest expense decreased $77,000 in 2003, or
                  approximately 14.5%, compared to 2002. The decrease in interest expense in 2003 was primarily due to reduced borrowing rates under the Company's interest bearing obligations compared to 2002, principally the appraisal rights obligations incurred as a result of a settlement completed on April 30, 2003.

                           Miscellaneous income, net of expenses, increased
                  $89,000 in 2003, compared to 2002. The increase in miscellaneous income in 2003 is attributed primarily to the Company recognizing greater income for late charges on past due accounts receivables and gains from the sale of certain property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year Ended December 31, 2003 compared to 2002 (continued)
                  ---------------------------------------------------------

                           In 2003, the Company recognized income tax expense of
                  $298,000 compared to income tax expense (excluding tax impact of goodwill impairment) of $448,000 for 2002.

                           After giving effect to the above factors, the Company
                  had net income of $640,000, or $.07 per fully diluted share, for 2003, compared to a net loss of $105,000 in 2002 before the cumulative effect of change in accounting principle (as discussed below)of $789,000 and a provision for settlement of appraisal rights obligation of $313,000.

                           The 2002 results were adversely impacted by a
                  $1,272,000 ($789,000 net of related deferred tax benefit) non-cash goodwill impairment charge. The charge was related to the Company's required adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The Company has no remaining goodwill on its balance sheet at December 31, 2003 and 2002. The impairment of goodwill was attributable to the under-performance of the Company's distribution operations associated with the acquisition of certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company reflected this impairment charge in 2002 financial results as a cumulative change in accounting principle.

                           As a result of the non-cash goodwill impairment
                  charge and provision for settlement of appraisal rights obligation, the Company incurred a net loss of $1,207,000, or $.13 per fully diluted share, for 2002.

                  Year Ended December 31, 2002 compared to 2001
                  ---------------------------------------------

                           Net sales in 2002 decreased $3,010,000, or
                  approximately 7.6% compared to 2001. The closure of certain under-performing distribution facilities, and the elimination of installation services and sale of gypsum wallboard at certain locations during 2001, accounted for the greatest amount of sales decline in 2002 compared to 2001. The closure of the under-performing operations in 2001 represented $2,054,000 of the sales decline, prior to giving any consideration to the elimination of gypsum wallboard at certain other locations, including the Company's distribution facility in Pensacola, Florida, which was subsequently closed in the third quarter of 2002. The closure of the Pensacola, Florida facility accounted for the remainder of the decrease in sales. Gross profit as a percentage of net sales for 2002 was approximately 31.2% compared to 31.0% in 2001. The comparative gross profit margins for 2002 and 2001 reflect similar competitive pressures in the Company's markets for the sales of both its manufactured and distributed products. The Company increased its sales force in early 2002 to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year Ended December 31, 2002 compared to 2001 (continued)
                  ---------------------------------------------------------

                  further its efforts to build market share and to promote the sales of its higher gross profit margin manufactured products to the end-user and decrease reliance on sales of lower gross profit margin gypsum products and other products purchased from non-affiliated vendors.

                           Market prices for gypsum wallboard, a major product
                  line purchased and sold by the Company's distribution facilities, were believed to be slightly higher in 2002 compared to the average prices realized in 2001. The trend of lower gypsum wallboard pricing, which commenced in early 2000 and continued for six consecutive quarters through the first six months of 2001, has rebounded from the historically low levels reached during the third quarter ended September 30, 2001. During that quarter, certain manufacturers reduced production of gypsum wallboard and a stronger demand for gypsum wallboard resulted in increased gypsum prices in the latter part of 2001, although at still significantly reduced prices from historical levels prior to 2000. The Company is unable to determine if the improvement in prices in 2002 will trend higher or even be maintained at current levels, during 2003.

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

                           During 2001, the Company took action to improve
                  operating performance of the Company's distribution locations through: (i) an approximate 32% reduction in workforce; (ii) closure of under-performing distribution locations in Hattiesburg, Picayune and Pascagoula, Mississippi; (iii) elimination of installation services at two additional locations; and (iv) development of a consolidated purchasing program in an attempt to realize greater savings from the purchase and resale of products.

                           In 2002, the Company closed an additional
                  unprofitable distribution location in Pensacola, Florida. The Pensacola operations, including estimated allowances for the planned sale of its facility and disposal of inventory, accounted for losses of approximately $374,000 (including a $96,000 impairment charge representing the write-down of the property held for sale) in 2002 compared to $221,000 in 2001. In addition, the Company incurred losses of approximately

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year Ended December 31, 2002 compared to 2001 (continued)
                  ---------------------------------------------------------

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

                           After giving effect to the above factors, the Company
                  generated income before taxes, excluding the provisions for settlement of appraisal rights litigation and the write-off of goodwill, as discussed below, for 2002 of $343,000, compared to a loss of $93,000 for 2001.

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

                           In addition, in connection with the Company's
                  settlement in principle of its litigation with dissenting preferred stockholders with appraisal rights, the Company incurred a $313,000 increase in net loss available to common stockholders in 2002. As a result of the above factors, the Company had a net loss of $1,207,000 or $.13 per fully

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Year Ended December 31, 2002 compared to 2001 (continued)
                  ---------------------------------------------------------

                  diluted share for 2002, compared to a net loss of $221,000 or $.02 per share, for 2001.

                  Liquidity and Capital Resources
                  -------------------------------

                           As of December 31, 2003, the Company had cash and
                  cash equivalents of $1,870,000, which included customer payments in the amount of $947,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line. The Company has implemented a cash management program in an attempt to gain a more rapid clearance of customer payments deposited in its bank accounts.

                  Sources and Uses of Cash
                  ------------------------

                           The Company's operations generated approximately
                  $362,000 of net cash from operations in 2003 compared to $244,000 in 2002. The increase in cash flow in 2003 was primarily attributable to net income of $640,000 in 2003 compared to a loss in 2002, and the favorable impact of increases in accounts payable and accrued expenses, which more than offset increases in accounts receivable and inventory associated with increased sales. During 2003, the net expenditures for investing activities were $307,000 compared to $100,000 in 2002. The increases in expenditures in 2003 compared to 2002 were primarily the result of a greater amount of purchases of equipment and vehicles to upgrade the Company's manufacturing operations and improve the job-site delivery capability to its customers. The Company is presently considering a plant modernization program for its manufacturing facilities which would require material capital commitments.

                           During 2003, the Company derived net cash of
                  approximately $206,000 from its financing activities, compared to $97,000 in 2002. In 2003, the Company increased its borrowing under its line of credit by $1,556,000, compared to an increased borrowing of $579,000 in 2002, and made principal payments on other debt totaling $616,000. The increased line of credit was primarily utilized to pay the cash settlement of $973,000 for the appraisal rights obligation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Future Commitments and Funding Sources
                  --------------------------------------

                           At December 31, 2003, the Company's contractual cash
                  obligations, with initial or remaining terms in excess of one year, were as follows:

Contractual Cash                                               Payments due by Fiscal                     2008 and
Obligations                   Total            2004             2005            2006           2007      Thereafter
------------------------------------------------------------------------------------------------------------------------
Long-term debt (a)         $1,273,000      $  425,000       $  249,000      $  116,000       $ 61,000     $422,000

Operating leases (a)       $2,086,000      $1,019,000       $  625,000      $  234,000       $133,000     $ 75,000
                          ----------------------------------------------------------------------------------------------

Total contractual
  cash obligations         $3,359,000      $1,444,000       $  874,000      $  350,000       $194,000     $497,000
                          ----------------------------------------------------------------------------------------------

(a) See Notes 7 and 13 in the accompanying financial statements for additional information regarding our debt and commitments.

                           At December 31, 2003, the Company had working capital
                  of approximately $2,173,000 compared to working capital of $1,432,000 at December 31, 2002.

                           The Company's principal source of short-term
                  liquidity is existing cash on hand and the utilization of a $7,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2004, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At December 31, 2003, $6,470,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $6,470,000) of approximately $6,803,000 at December 31, 2003.

                           Trade accounts receivable represent amounts due from
                  subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of December 31, 2003, the Company owned and operated ten distribution outlets. Accounts receivable, net of allowance, at December 31, 2003 was $5,702,000 compared to $4,880,000 at December 31, 2002. The increase in receivables of $822,000, or approximately 16.8%, was primarily related to increased sales in 2003 (12.5%), particularly sales for the month of December 2003 as compared with December 2002, and some slowness in payments by certain

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Liquidity and Capital Resources (continued)
                  -------------------------------------------

                  customers in 2003 compared to 2002. Inventories and accounts payable increased $677,000 and $214,000, respectively, at December 31, 2003 compared to 2002 due to the increased level of business.

                           As a result of the consummation of the December 31,
                  1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At December 31, 2003, the Company had paid $685,000 of such cash amount. Amounts payable to such stockholders at December 31, 2003 results from their non-compliance with the condition for payments.

                           Holders representing 81,100 preferred shares elected
                  dissenters' rights under Delaware law. The Company recorded a liability for each share owned by the dissenting preferred stockholders based on the fair value of $2.25 in cash, an $8.00 Subordinated Debenture and five shares of the Company's common stock.

                           On April 30, 2003, the Company and the dissenting
                  preferred stockholders ("Dissenting Stockholder") reached a settlement (the "Settlement"). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note would be reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. If not paid by November 2004 the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. At December 31, 2003, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded at $567,700 and classified as a short-term liability. On March 29, 2004 the Company elected to prepay $400,000 on the Note.

                           At December 31, 2003, the Company has paid the
                  holders of the Subordinated Debentures tendering their bonds $808,000. Amounts payable to stockholders at December 31, 2002 and 2003 on the Company's consolidated balance sheets includes $213,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

                           The Company presently is focusing its efforts on
                  enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $400,000 during the next twelve months to upgrade and maintain its equipment and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Liquidity and Capital Resources (continued)
                  -------------------------------------------

                  delivery fleet to support its distribution facilities and improve customer service. The Company expects to finance approximately $300,000 of these expenditures from various lenders with the balance funded by cash derived from operations.

                           Effective March 15, 2004 the Company was forced to
                  renew its products liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company's financial position within the next 18 to 24 months. Due to the uncertainty and unpredictability of litigation there can be no assurances as to when or if any future uninsured claims may be filed. See "Item 3 Legal Proceedings".

                           The Company believes its cash on hand and the
                  maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of its regular capital expenditure program in 2004. The Company's regular capital expenditure program consists of the routine replacement of equipment and delivery fleet described above.

                           In addition, the Company is evaluating various types
                  of alternative capital projects to expand and enhance its manufacturing capabilities to more effectively serve its customer base, to gain production efficiencies and provide the opportunity to broaden its manufactured product lines and enter new markets. The Company is assessing the merits and assumptions of these alternative projects, and the completion date of any such project, if adopted, is uncertain. The Company is presently seeking funds to first commence the capital project for modernization of its equipment at its Winter Springs, Florida manufacturing facility. Management believes the modernization project for the Winter Springs manufacturing facility could represent approximately $1,000,000 in capital expenditures. There can be no assurance that funds would be available on terms acceptable to the Company, if available at all, to fund these capital projects.

                           The ability of the Company to maintain and improve
                  its long-term liquidity is primarily dependent on the Company's ability to successfully maintain profitable operations.

                  Recent Accounting Pronouncements
                  --------------------------------

                           In October 2001, the Financial Accounting Standards
                  Board issued "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"), which is effective for fiscal years

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Recent Accounting Pronouncements (continued)
                  --------------------------------------------

                  beginning after December 15, 2001. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. The Company's adoption of SFAS 144 on January 1, 2002 did not have a material effect on its consolidated financial statements.

                           In May 2002, the FASB issued SFAS No. 145,
                  "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company's adoption of SFAS 145 did not have a material effect on its financial statements.

                           In June 2002, the FASB issued Statement No. 146,
                  Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 did not have a material effect on the Company's consolidated financial statements.

                           In November 2002, the FASB issued Interpretation No.
                  45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands on the existing disclosure requirements of guarantees. FIN No. 45 also requires recognition of a liability at fair value of a company's obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not impact our consolidated financial statements.

                           In April 2003, SFAS No. 149, "Amendment of Statement
                  133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Recent Accounting Pronouncements (continued)
                  --------------------------------------------

                  instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our consolidated financial statements.

                           In May 2003, the FASB issued SFAS No, 150,
                  "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The adoption of this statement did not impact our consolidated financial statements.

                           In December 2003, Financial Accounting Standards
                  Board Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)", was issued. The interpretation revises FIN No. 146, "Consolidation of Variable Interest Entities", to exempt certain entities from the requirements of FIN No. 146. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The adoption of this interpretation did not impact our consolidated financial statements.

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

                  Goodwill and Other Intangible Assets (continued)
                  ------------------------------------------------

                  intangible assets that are required to be included in goodwill. The Company's adoption of this standard did not have any effect on its accounting for prior business combinations.

                           SFAS 142 requires that goodwill no longer be
                  amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. If goodwill amortization had not been recorded in 2001 and 2000, the Company's net (loss) income would have been ($180,000) and $563,000, respectively, with no impact on earnings per share.

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

                  Market Risks
                  ------------

                           Residential and Commercial Construction Activity
                           ------------------------------------------------

                           The Company's sales depend heavily on the strength of
                  residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company's control. Some of these factors include interest rates, employment levels, availability of credit, prices and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that the Company serves or in the economy could have a material adverse effect on the Company's operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company's gross margins and operating results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                  Market Risks (continued)
                  ------------------------

                           The Company's first quarter revenues and, to a lesser
                  extent, the Company's fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain or snow, will generally preclude customers from installing the Company's products on job sites. Because much of the Company's overhead and expense remains relatively fixed throughout the year, the Company's profits and operating results also tend to be lower and less favorable during the first and fourth quarters.

                  Exposure to Interest Rates
                  --------------------------

                           The Company had two variable rate mortgages totaling
                  $387,000 at December 31, 2003. The mortgages bear interest at prime plus 1% and were due October 2004 as of December 31, 2003. The Company recently refinanced these obligations and they are now due in March, 2009. In addition, the Company's $7,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

                  Not Applicable.

Item 8.           Financial Statement and Supplementary Data

                  CONSOLIDATED FINANCIAL STATEMENTS:                   Page
                                                                       ----

                  Report of Independent Certified Public
                  Accountants                                            33

                  Consolidated Balance Sheets                            34

                  Consolidated Statements of Operations                  35

                  Consolidated Statements of Changes in
                  Stockholders' Equity                                   36

                  Consolidated Statements of Cash Flows                  37

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Merger                                                 39
2.                Description of Business and Summary of
                           Significant Accounting Policies               40
3.                Inventories                                            47
4.                Property, Plant and Equipment                          47
5.                Notes Payable                                          47
6.                Accrued Expenses and Other Liabilities                 48
7.                Long-Term Debt                                         48
8.                Income Taxes                                           49
9.                Capital Stock                                          50
10.               Miscellaneous Income                                   52
11.               Earnings (Loss) Per Common Share                       53
12.               Related Party Transactions                             54
13.               Commitments and Contingencies                          54
14.               Impairment Charge                                      56
15.               Obligation for Appraisal Rights                        57


                  Schedule II - Valuation and Qualifying Accounts        58

                  All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Imperial Industries, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 62 present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principals generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United State of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2(p) to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP
Miami, Florida
March 29, 2004

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            December 31,
Assets                                                               2003                 2002
------                                                         --------------------------------------
Current assets:
   Cash and cash equivalents                                    $  1,870,000          $ 1,609,000
   Trade accounts receivable (less
    allowance for doubtful accounts of
    $556,000 and $477,000 at December 31,
    2003 and 2002, respectively)                                   5,702,000            4,880,000
   Inventories                                                     4,290,000            3,613,000
   Deferred income taxes                                             157,000              383,000
   Other current assets                                              444,000              553,000
                                                               --------------------------------------
     Total current assets                                         12,463,000           11,038,000
                                                               --------------------------------------

Property, plant and equipment, at cost                             4,228,000            4,051,000
   Less accumulated depreciation                                  (2,397,000)          (2,068,000)
                                                               --------------------------------------
     Net property, plant and equipment                             1,831,000            1,983,000
                                                               --------------------------------------

Deferred income taxes                                                470,000              509,000
                                                               --------------------------------------


Other assets                                                         154,000              177,000
                                                               --------------------------------------
                                                                $ 14,918,000          $13,707,000
                                                               --------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                $  6,470,000          $ 4,914,000
   Current portion of long-term debt                                 425,000              690,000
   Accounts payable                                                2,066,000            1,852,000
   Obligation for Appraisal Rights                                   568,000            1,541,000
   Payable to stockholders                                           261,000              262,000
   Accrued expenses and other liabilities                            478,000              340,000
   Income taxes payable                                               22,000                7,000
                                                               --------------------------------------
     Total current liabilities                                    10,290,000            9,606,000
                                                               --------------------------------------

Long-term debt, less current maturities                              848,000              961,000
                                                               --------------------------------------


Commitments and contingencies (Note 13)                                    -                    -
                                                               --------------------------------------

Stockholders' equity:
  Common stock, $.01 par value at December 31, 2003
   and 2002; 40,000,000 shares authorized;
   9,235,434 and 9,235,434 issued at
   December 31, 2003 and 2002, respectively                           92,000               92,000
Additional paid-in-capital                                        13,924,000           13,924,000
Accumulated deficit                                              (10,236,000)         (10,876,000)
                                                               --------------------------------------
     Total stockholders' equity                                    3,780,000            3,140,000
                                                               --------------------------------------
                                                                $ 14,918,000          $13,707,000
                                                               --------------------------------------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------
                                                                   2003                2002                2001
                                                           -------------------------------------------------------
Net sales                                                   $ 41,069,000         $36,504,000         $39,514,000

Cost of sales                                                 28,438,000          25,099,000          27,254,000
                                                           -------------------------------------------------------

   Gross profit                                               12,631,000          11,405,000          12,260,000
Selling, general and
  administrative expenses                                     11,457,000          10,564,000          11,367,000
Impairment charge                                                   --                96,000             238,000
                                                           -------------------------------------------------------

    Operating income                                           1,174,000             745,000             655,000
                                                           -------------------------------------------------------
Other (expense) income:
   Interest expense                                             (454,000)           (531,000)           (825,000)
   Miscellaneous income, net                                     218,000             129,000              77,000
                                                           -------------------------------------------------------
                                                                (236,000)           (402,000)           (748,000)
                                                           -------------------------------------------------------
   Income (loss) before income taxes
   and cumulative effect of change in
   accounting principle for SFAS 142                             938,000             343,000             (93,000)
                                                           -------------------------------------------------------
Income tax expense:
   Current                                                       (33,000)             (7,000)            (12,000)
   Deferred                                                     (265,000)           (441,000)           (116,000)
                                                           -------------------------------------------------------
                                                                (298,000)           (448,000)           (128,000)
                                                           -------------------------------------------------------

   Income (Loss) before cumulative
   effect of change in accounting
   principle for SFAS 142                                   $    640,000         $  (105,000)        $  (221,000)
                                                           -------------------------------------------------------

   Cumulative effect of change in
   accounting principle for SFAS 142,
   net of deferred tax benefit of $483,000
   (Note 2)                                                            -            (789,000)                  -
                                                           -------------------------------------------------------

Net income (loss)                                                640,000            (894,000)           (221,000)
    Less: Provision for settlement of
      appraisal rights obligation                                      -            (313,000)                  -
                                                           -------------------------------------------------------

Net income (loss) available to
  common stockholders                                       $    640,000         $(1,207,000)        $  (221,000)
                                                           =======================================================

Basic and diluted income (loss) earnings per
  share before cumulative effect of change
  in accounting principle                                   $       0.07         $     (0.01)        $     (0.02)

Cumulative effect of change in accounting
  principle                                                 $        -           $     (0.09)        $       -
                                                           -------------------------------------------------------
                                                                    0.07               (0.10)              (0.02)

Basic and diluted income (loss) earnings per share before provision for settlement of appraisal rights litigation

  Less: Provision for settlement of appraisal
  rights obligation                                                  -                 (0.03)                -
                                                           -------------------------------------------------------

Basic and diluted income (loss) earnings
  per share before cumulative effect of
  change in accounting principle                            $       0.07         $     (0.13)        $      0.02
                                                           =======================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2003, 2002 and 2001


                                        Common Stock              Additional
                               -------------------------------      paid-in           Accumulated      Treasury
                                    Shares          Amount          capital             deficit           stock          Total
                               ----------------- ------------- ------------------ --------------------------------- ---------------

Balance at January 1, 2001       9,205,434         92,000        13,915,000          (9,448,000)            -         4,559,000

Issuance of common stock            15,000              -             5,000                   -             -             5,000

Net loss                                 -              -                 -            (221,000)            -          (221,000)
                               ----------------- ------------- ------------------ --------------------------------- ---------------

Balance at December 31, 2001     9,220,434         92,000        13,920,000          (9,669,000)            -         4,343,000
                               ----------------- ------------- ------------------ --------------------------------- ---------------

Issuance of Common Stock            15,000              -             4,000                   -             -             4,000

Provision for settlement of
 appraisal rights obligation             -              -                 -            (313,000)            -          (313,000)

Net loss                                 -              -                 -            (894,000)            -          (894,000)

                               ----------------- ------------- ------------------ --------------------------------- ---------------
Balance at December 31, 2002     9,235,434         92,000        13,924,000         (10,876,000)            -         3,140,000
                               ----------------- ------------- ------------------ --------------------------------- ---------------

Net income                               -              -                 -             640,000             -           640,000
                               ----------------- ------------- ------------------ --------------------------------- ---------------

Balance at December 31, 2003    $9,235,434        $92,000       $13,924,000        $(10,236,000)        $   -        $3,780,000
                               ----------------- ------------- ------------------ --------------------------------- ---------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                 Year Ended December 31,
                                                                    ------------------------------------------------
                                                                         2003              2002             2001
                                                                    ------------------------------------------------
Cash flows from operating activities:

Net income (loss)                                                    $   640,000        $ (894,000)      $ (221,000)
                                                                    ------------------------------------------------
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Cumulative effect of change in accounting principle                            -           789,000                -
     Depreciation                                                        481,000           464,000          525,000
     Amortization                                                         36,000            28,000           71,000
     Write-down of goodwill                                                    -                 -          238,000
     Debt issue discount                                                       -                 -           59,000
     Provision for doubtful accounts                                     318,000           268,000          375,000
     Provision for writedown of assets                                    11,000            96,000           61,000
     Provision for deferred income taxes                                 265,000           441,000          116,000
     (Gain) loss on disposal of fixed assets                             (48,000)            5,000           32,000
     Compensation expenses - issuance of stock                                 -             4,000            5,000

     (Increase) decrease in:
       Accounts receivable                                            (1,140,000)         (729,000)          72,000
       Inventory                                                        (677,000)          194,000          580,000
       Prepaid expenses and other assets                                 109,000          (331,000)        (302,000)

     Increase (decrease) in:
       Accounts payable                                                  214,000           (54,000)        (358,000)
       Interest on obligation for appraisal rights                             -            88,000           88,000
       Accrued expenses and other liabilities                            138,000          (125,000)        (145,000)
       Income taxes payable                                               15,000                --          (11,000)
                                                                    ------------------------------------------------
     Total adjustments to net income (loss)                             (278,000)        1,138,000        1,406,000
                                                                    ------------------------------------------------

       Net cash (used in) provided by
         operating activities                                            362,000           244,000        1,185,000
                                                                    ------------------------------------------------

Cash flows from investing activities
     Purchase of property, plant
      and equipment                                                     (380,000)         (142,000)         (92,000)
     Payment on notes payable A&R acquisitions                                 -                 -         (100,000)
     Proceeds received from sale of property
       and equipment                                                      26,000            42,000           80,000
     Proceeds received from insurance settlement                          47,000                 -                -
                                                                    ------------------------------------------------

     Net cash used in investing
       activities                                                       (307,000)         (100,000)        (112,000)
                                                                    ------------------------------------------------


                                 - continued -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (continued)


                                                                                  Year Ended December 31,
                                                                   -------------------------------------------------
                                                                          2003              2002             2001
                                                                   -------------------------------------------------
Cash flows from financing activities
     Increase (decrease) in notes payable
       banks - net                                                    1,556,000           579,000         (768,000)
     Payable to stockholders                                             (1,000)          (24,000)               -
     Payment of obligation for appraisal rights                        (973,000)                -                -
     Proceeds from issuance of long-term debt                           240,000           246,000          748,000
     Repayment of long-term debt                                       (616,000)         (704,000)      (1,538,000)
                                                                   -------------------------------------------------
       Net cash provided by (used in)
         financing activities                                           206,000            97,000       (1,558,000)
                                                                   -------------------------------------------------

Net increase (decrease) in cash
   and cash equivalents                                                 261,000           241,000         (485,000)
Cash and cash equivalents,
   beginning of year                                                  1,609,000         1,368,000        1,853,000
                                                                   -------------------------------------------------
Cash and cash equivalents, end of year                              $ 1,870,000        $1,609,000       $1,368,000
                                                                   -------------------------------------------------

Supplemental disclosure of cash flow information:

Cash paid during the year for interest                              $   446,000        $  455,000       $  692,000
                                                                   -------------------------------------------------
Cash paid during the year for income taxes                               17,000            10,000           30,000
                                                                   -------------------------------------------------
Non-cash transactions:
   Issuance of 15,000, shares of common
     stock to an employee of the Company in
     each of 2002 and 2001                                                    -             4,000       $    5,000
Capital lease obligations                                                48,000            51,000           43,000

Asset acquisitions financed                                             193,000           202,000          715,000

Reclassification of property, plant and equipment
  to other current assets (See Note 14)                             $    13,000        $  240,000       $        -
                                                                   -------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      Merger

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

                  In connection with the elimination of the preferred stock, the
              Company was required to pay cash of $733,000, of which $685,000 has been paid as of December 31, 2003. In addition, the Company issued $985,000 face value of 8% Debentures due December 31, 2001 with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company's common stock at the Effective Date. At December 31, 2003, the Company paid $808,000 of the $985,000 to Debenture holders who had tendered their bonds as required by such instruments. Amounts payable to stockholders at December 31, 2002 and 2003 on the Company's consolidated balance sheets includes $213,000 payable to former debenture holders who have not yet tendered their Debentured as required by the terms of such instrument.

                  Holders of 81,100 shares of preferred stock (the "Dissenting
              Stockholders"), with a carrying value of $811,000, elected to exercise their appraisal rights, pursuant to Delaware law. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. In February 2003, the Company and the Dissenting Stockholders reached a settlement in principle. As of December 31, 2002, the Company recorded $1,541,000 in the accompanying consolidated balance sheet as an estimate for the obligation for appraisal rights based on the estimated fair value of the settlement.

                  On April 30, 2003, the Company and the Dissenting Stockholders
              finalized the settlement. In accordance with the settlement, the Company paid the holders of appraisal rights $12.00 per share in cash ($973,200) and issued a 5.6% Promissory Note (the "Note")for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note would be reduced to $7.00 per share ($567,700) in the event the Company repays the Note in full prior to November 1, 2004. At December 31, 2003, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded in the amount of $567,700 and is classified as a current liability in the accompanying consolidated balance sheets. On March 29, 2004 the Company paid $400,000 related to the Note.

                  In connection with the Merger, all then outstanding stock
              purchase warrants were automatically converted into warrants with identical terms exercisable for shares of the Company's common stock.

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

                  (a) Basis of presentation
                  -------------------------

                  The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                  (b) Concentration of Credit Risk
                  --------------------------------

                  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due form building materials dealers, contractors and subcontractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At December 31, 2003, accounts aggregating $537,000, or approximately 8.6% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender. See Note (5). The allowance for doubtful accounts at December 31, 2003 of $556,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At December
              31, 2003, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

                  (c) Inventories
                  ---------------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(2) Description of Business and Summary of Significant Accounting Policies (continued)


                  (d) Property, plant and equipment
                  ---------------------------------

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

                  (e) Excess Cost of Investment Over Net Assets Acquired and Other Intangible Assets
                  --------------------------------------------------------------

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

                  (f) Income taxes
                  ----------------

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

                  (g) Earnings per share of common stock
                  --------------------------------------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(2) Description of Business and Summary of Significant Accounting Policies (continued)

                  (h) Cash and cash equivalents
                  -----------------------------

                  The Company defines cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at December 31, 2003 and 2002 are short-term time deposits of $123,000 and $122,000, respectively. Also included in cash and cash equivalents at December 31, 2003 and 2002 are $947,000 and $713,000, respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts when remitted to the lender will reduce the outstanding balance of the line of credit, resulting in greater borrowing availability.

                  (i) Revenue recognition policy
                  ------------------------------

                  Revenue from sales transactions, net of discounts and
              allowances, is recorded upon delivery of inventory to the customer.

                  (j) Purchase rebates
                  --------------------

                  The Company has an arrangement with a buying group
              organization providing for inventory purchase rebates ("vendor rebates") based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. While management believes the Company will continue to receive consideration from the buying group in 2004 and thereafter, there can be no assurance that the buying group will continue to provide comparable amounts of vendor rebates in the future.

                  (k) Stock based compensation
                  ----------------------------

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

                      IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(2) Description of Business and Summary of Significant Accounting Policies (continued)

                  (k) Stock based compensation (continued)
                  ----------------------------------------

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

                  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of Financial Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

                                                                               Year Ended December 31
                                                                          2003           2002         2001
                                                                     --------------------------------------
             Net income (loss) available to common
              stockholders, as reported                               $   640        $(1,207)      $ (221)

             Deduct: Total stock-based employee
               compensation expense determined
               under fair-value-based method for
               all awards, net of related tax effects                     (12)           (31)         (62)
                                                                     --------------------------------------

             Pro forma net income (loss)                              $   628        $(1,238)      $ (283)
                                                                     ======================================

             Earnings (loss) per share:
               Basic as reported                                      $  0.07        $ (0.13)      $(0.02)
               Basic pro forma                                        $  0.07        $ (0.13)      $(0.03)
               Diluted as reported                                    $  0.07        $ (0.13)      $(0.02)
               Diluted pro forma                                      $  0.07        $ (0.13)      $(0.03)

                  (l) Accounting estimates
                  ------------------------

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(2) Description of Business and Summary of Significant Accounting Policies (continued)

                  (m) Fair Value of Financial Instruments
                  ---------------------------------------

                  The carrying amounts of the Company's financial instruments principally notes payable, debentures, obligation for appraisal rights and long-term debt, approximate fair value based on discounted cash flows and because the borrowing rates are similar to the current rates available to the Company.

                  (n) Segment Reporting
                  ---------------------

                  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the years ended December 31, 2003, 2002 and 2001, the Company determined that it operated in a single operating segment.

                  (o) Recent Accounting Pronouncements
                  ------------------------------------

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

                  In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company's adoption of SFAS 145 did not have a material effect on its financial statements.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(2) Description of Business and Summary of Significant Accounting Policies (continued)

                  (o) Recent Accounting Pronouncements (continued)
                  ------------------------------------------------

              liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 did not have a material effect on the Company's consolidated financial statements.

                  In November 2002, the FASB issued Interpretation No. 45 ("FIN
              No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands on he existing disclosure requirements for guarantees. FIN No. 45 also requires recognition of a liability at fair value of a company's obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not impact our consolidated financial statements.

                  In April 2003, SFAS No. 149, "Amendment of Statement 133 on
              Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our consolidated financial statements.

                  In May 2003, the FASB issued SFAS No, 150, "Accounting for
              Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The adoption of this statement did not impact our consolidated financial statements.

                  In December 2003, Financial Accounting Standards Board
              Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)", was issued. The interpretation revises FIN No. 146, "Consolidation of Variable Interest Entities", to exempt certain entities from the requirements of FIN No. 146. The interpretation requires a company to consolidate a variable interest entity ("VIE"), as

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(2) Description of Business and Summary of Significant Accounting Policies (continued)

                  (o) Recent Accounting Pronouncements (continued)
                  ------------------------------------------------

              defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46(R) also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The interpretation applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN No. 46(R) applies in the first interim period ending after March 15, 2004. The adoption of this interpretation did not impact our consolidated financial statements.

                  (p) Goodwill and Other Intangible Assets
                  ----------------------------------------

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

                  SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment until its life is determined to no longer be indefinite. If goodwill amortization had not been recorded in 2001, net (loss) would have been $(180,000) with no impact on earnings per share.

                  In the second quarter of 2002, the Company completed its SFAS
              142 transitional impairment review and determined that the goodwill ("excess cost of investment over net assets acquired") of $1,272,000, net of amortization, associated with acquisitions of several distribution facilities in 2000 should be reduced to $0. The impairment was the result of the under-performance of several of the acquired distribution facilities. The fair value of the distribution reporting unit was determined using the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                  (p) Goodwill and Other Intangible Assets (continued)
                  ----------------------------------------------------

              present value of expected future cash flows and other valuation measures.

                  The $1,272,000 ($789,000 net of related tax benefit) non-cash charge was reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.


(3)      Inventories

                  At December 31, 2003 and 2002, inventories consist of:

                                               2003                2002
                                               ----                ----
                  Raw materials              $  667,000        $   490,000
                  Finished goods              3,353,000          2,856,000
                  Packaging materials           270,000            267,000
                                            -----------       ------------
                                             $4,290,000        $ 3,613,000
                                            -----------       ------------

(4)      Property, Plant and Equipment

                  A summary of the cost of property, plant and equipment at

December 31, 2003 and 2002 is as follows:
                                                                                            Estimated
                                                                                           useful life
                                                     2003                 2002               (years)
                                             -------------------- -------------------- -------------------
           Land                                     151,000           $  151,000                 ---
           Buildings and
             improvements                           641,000              632,000               10 - 40
           Machinery and equipment                2,074,000            1,860,000                3 - 20
           Vehicles                               1,024,000            1,051,000                2 - 8
           Furniture and Fixtures                   338,000              357,000                3 - 12
                                             -------------------- --------------------
                                                 $4,228,000           $4,051,000
                                             -------------------- --------------------

                  The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $1,378,000 and $1,976,000 at December 31, 2003 and 2002, respectively. See "Note 7."

(5)      Notes Payable

                  At December 31, 2003 and 2002, notes payable represent amounts outstanding under a $7,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime plus 1/2% (4.50% at December 31, 2003), expires June 19, 2004, and is subject to annual renewal. The weighted average effective interest rate on the line of

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(5)      Notes Payable (continued)

              credit was 5.08%. 5.80%, and 8.36% during years ended December 31, 2003, 2002 and 2001, respectively.

                  At December 31, 2003, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $6,803,000, of which $6,470,000 was outstanding. The average amounts outstanding during 2003 and 2002 were $5,623,000, and $4,782,000, respectively. The maximum amounts outstanding at any month-end during 2003 and 2002 were $6,470,000 and $5,537,000, respectively.

(6)      Accrued Expenses and Other Liabilities

                  Accrued expenses and other liabilities at December 31, 2003 and 2002 are summarized as follows:

                                                           2003               2002
                                                    ------------------ -----------------
             Employee compensation related items         $161,000           $164,000
             Taxes, other than income taxes               161,000            118,000
             Product warranty                              57,000             15,000
             Interest                                      22,000              7,000
             Other                                         77,000             36,000
                                                    ------------------ -----------------
                                                         $478,000           $340,000
                                                    ------------------ -----------------

(7)      Long-Term Debt

                  Long-term debt of the Company is as follows:

                                                                                      2003               2002
                                                                              ------------------- ------------------
Uncollateralized note issued for acquisition,
  interest at 8% per annum, originally scheduled
  to mature on September 2003. (A)                                                  $ 128,000           $ 164,000

Mortgage note payable, interest at prime + 1% principal and interest payable monthly in the amount of approximately $1,127, with a balloon payment of approximately $137,000
  due March 10, 2009. (B)                                                             207,000             233,000

Mortgage note payable, interest at prime + 1%, principal payments of $800 plus interest payable monthly, with a balloon payment of
  approximately $76,000 due March 10, 2009. (B)                                       125,000             134,000

Mortgage note payable, interest at prime + 1%, principal payments of $1,678 plus interest payable monthly, with a balloon payment of
  approximately $160,000 due March 10, 2009. (B)                                      262,000             282,000

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(7)      Long-Term Debt (continued)


                                                                                      2003               2002
                                                                              ------------------- ------------------
Mortgage note payable, interest at 8 3/4%, principal and interest payable monthly in the amount of approximately $2,415, was paid
  in 2003.                                                                                  -             202,000

Equipment notes payable, interest at various rates ranging from 0.0% to 11.40%, per annum, principal and interest payable monthly expiring at various dates through October
  2007.                                                                               551,000             636,000
                                                                              ------------------- ------------------
                                                                                    1,273,000           1,651,000
Less current maturities                                                              (425,000)           (690,000)
                                                                              ------------------- ------------------
                                                                                    $ 848,000           $ 961,000
                                                                              ------------------- ------------------

         (A) Note payments have been suspended pending the outcome of litigation. See Note 13.

         (B) Effective March 10, 2004 the Company refinanced these obligations in accordance with the terms set forth above.

  As of December 31, 2003, long-term debt matures as follows:

                                  Year ended
                                 December 31,                Amount
                         ----------------------------- -------------
                         2004                           $  425,000
                         2005                              249,000
                         2006                              116,000
                         2007                               61,000
                         2008 and thereafter               422,000
                                                       -------------
                                                        $1,273,000
                                                       -------------
(8)      Income Taxes

                  The deferred tax asset of $627,000 and $892,000, at December
              31, 2003 and 2002, respectively, consist of the tax effect of the following:
                                                        2003            2002
                                                   --------------- -------------
                Net operating loss carryforwards    $   88,000      $ 292,000
                Goodwill amortization                  470,000        510,000
                Other                                   69,000         90,000
                                                   --------------- -------------
                                                    $  627,000      $ 892,000
                                                   --------------- -------------

                  The Company has net operating losses of approximately $232,000 that will expire in varying amounts from 2011 through 2014.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(8)      Income Taxes (continued)

                  The deferred tax asset net decrease of $265,000 for 2003 was primarily due to the use of net operating loss carry forwards. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company's ability to generate sufficient future taxable income.

                  The current income tax expense represents state taxes and
              alternative minimum taxes payable for the years ended December 31, 2003, 2002 and 2001.

                  A reconciliation of the Federal statutory rate to the
              effective tax is as follows:

                                                                       Year Ended December 31,
                                                             ---------------------------------------
                                                                 2003          2002         2001
                                                             ---------------------------------------
                U.S. statutory rate                              35%          (35%)          (35%)
                Expiring net operating losses                     0%           29%             0%
                Reversal of 1999 items                            0%            0%           173%
                Other                                            (3%)           2%             0%
                                                             ---------------------------------------

                     Effective rate                              32%           (4%)          138%
                                                             ---------------------------------------

(9)      Capital Stock

                  (a) Common Stock
                  ----------------

                  At December 31, 2003 and 2002, the Company had outstanding
              9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

                  In 2002 and 2001, the Company issued 15,000 shares of common stock each year as incentive compensation to an employee pursuant to the terms of an employment agreement associated with a 2000 acquisition.

                  (b) Preferred Stock
                  -------------------

                  The authorized preferred stock of the Company consists of
              5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

(9)      Capital Stock (continued)

                  (b) Preferred Stock (continued)
                  -------------------------------

              the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2003, 2002 and 2001, there were no shares of preferred stock outstanding.

                  (c) Warrants
                  ------------

                  At December 31, 2002 and 2001, the Company had warrants
              outstanding to purchase 150,000 shares of the Company's common stock issued to its investment banker for financial advisory services in connection with the Merger (the "Investment Banker Warrants"). The Investment Banker Warrants expired December 31, 2003.

                  (d) Stock Option Plans
                  ----------------------

                  The Company has two stock option plans, the Directors' Stock
              Option Plan and the 1999 Employee Stock Option Plan (collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date. The 1999 Plans are administered by the Compensation and Stock Option Committee (the "Committee"), which is comprised of three directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 600,000 and 200,000 shares were reserved for issuance under the Employee and Directors' Plans, respectively. As of December 31, 2003, options for 210,000 shares were available for future grants under the 1999 Employee Plan. All shares available for issuance under the Director's Plan are subject to outstanding options.

                  A summary of the activity and status of our stock option plans was as follows:

                                                         Weighted Average                          Number of Options
                                                          Exercise Price                              Years Ended
                                                             Per Share                                December 31,
                                             ------------------------------------------ -------------------------------------
                                                 2003          2002          2001           2003         2002          2001
                                             ------------------------------------------ -------------------------------------
Outstanding Options - Beginning of year       $ 0.37        $ 0.41        $  0.57        440,000      400,000       245,000
Options Granted                               $ 0.18        $ 0.22        $  0.21        150,000       80,000       185,000
Options Exercised                             $  -          $  -          $   -                -            -             -
Options Cancelled                             $  -          $  -          $   -                -      (40,000)      (30,000)
                                                                                        -------------------------------------
Options Outstanding - End of Year             $ 0.32        $ 0.37        $  0.41        590,000      440,000       400,000
                                                                                        -------------------------------------
Options Exercisable - End of Year             $ 0.32        $ 0.37        $  0.57        590,000      440,000       215,000
                                                                                        -------------------------------------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                  Information with respect to outstanding and exercisable stock options at December 31, 2003 was as follows:

                                                    Options Outstanding           Options Exercisable
                                              -------------------------------- ---------------------------
              Exercise Price      Shares          Weighted        Weighted                    Weighted
                                                  Average         Average                      Average
                                               Remaining Life     Exercise                    Exercise
                                                  (Years)        Price (A)      Shares          Price
             ---------------------------------------------------------------------------------------------
              $    0.18           150,000              4.38     $   0.18        150,000         $ 0.18
              $    0.20           120,000              2.87     $   0.20        120,000         $ 0.20
              $    0.22            80,000              3.38     $   0.22         80,000         $ 0.22
              $    0.24            45,000              2.71     $   0.24         45,000         $ 0.24
              $    0.57           195,000              0.96     $   0.57        195,000         $ 0.57
                               --------------                  -------------------------------------------
                    Total         590,000                       $   0.32        590,000         $ 0.32
                               --------------                  -------------------------------------------

         (A) All options were granted at market price and no compensation cost has been recognized in connection with these options.

                  Pursuant to SFAS No. 123,as amended by SFAS No. 148
              "Accounting for Stock-Based Compensation Transition and Disclosure" the Company has elected to use the intrinsic value method of accounting for employee stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock option awards.

                  The weighted average fair value of the Company's Options
              granted during 2003, 2002 and 2001 were $.13, $.18 and $.15 per share, respectively, at the date of grant. The fair value of the Options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001; no expected dividend yield; expected volatility of 103%, 130% and 112%; risk free interest rate of 2.3%, 4.8% and 5.9%; and an expected option life of four years for each period.

(10)     Miscellaneous income

                  A summary of miscellaneous income (expense) for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                    2003               2002             2001
                                                                 -----------------------------------------------------
           Interest income                                        $  3,000           $  4,000         $10,000
           Insurance premium dividends                              57,000             51,000          36,000
           Late charge income                                      114,000             56,000          39,000
           Gain (loss) on disposal of property,
             plant and equipment                                    38,000             (5,000)        (32,000)
           Other, net                                                6,000             23,000          24,000
                                                                 -----------------------------------------------------
                                                                  $218,000           $129,000         $77,000
                                                                 =====================================================

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(11)     Earnings (Loss) Per Common Share

                  Below is a reconciliation between basic and diluted earnings
              (loss) per common share under SFAS 128 for the years ended December 31, 2003, 2002 and 2001 (in thousands except per share amounts):

                                                2003                              2002                              2001
                                    ------------------------------------------------------------------------------------------------
                                     Income    Shares  Per Share       Loss      Shares   Per Share      Loss     Shares   Per Share
                                    ------------------------------------------------------------------------------------------------
Basic earnings (loss):
Income (loss) before cumulative
 effect of change in accounting
 principle for SFAS 142              $640     9,235     $0.07       $  (105)     9,229    $(0.01)      $(221)     9,214    $(0.02)

Cumulative effect of change in
 accounting principle for
 SFAS 142, net of tax benefit        $  -         -     $ -         $  (789)     9,229    $(0.09)      $   -          -
                                    ------------------------------------------------------------------------------------------------

Net income (loss)                    $640     9,235     $0.07       $  (894)     9,229    $(0.10)      $(221)     9,214    $(0.02)
 Less: Provision for settlement
 of appraisal rights obligation      $  -         -     $ -            (313)     9,229     (0.03)      $   -          -    $    -
                                    ------------------------------------------------------------------------------------------------

Net income (loss) available to
 common stockholders                 $640     9,235     $0.07       $(1,207)     9,229    $(0.13)      $(221)     9,214    $(0.02)
                                    ================================================================================================

Effect of Dilutive Securities:
  Options                               -        55         -             -          -         -           -          -         -

Diluted earnings (loss):
Income (loss) before cumulative
 effect of change in accounting
 principle for SFAS 142              $640     9,290     $0.07       $  (105)     9,229    $(0.01)      $(221)     9,214    $(0.02)

Cumulative effect of change in
 accounting principle for
 SFAS 142, net of tax benefit        $  -         -     $ -         $  (789)     9,229    $(0.09)      $   -          -    $  -
                                    ------------------------------------------------------------------------------------------------

Net income (loss)                    $640     9,290     $0.07       $  (894)     9,229    $(0.10)      $(221)     9,214    $(0.02)
 Less: Provision for settlement
 of appraisal rights obligation      $  -         -     $ -            (313)     9,229    $(0.03)          -          -    $  -
                                    ------------------------------------------------------------------------------------------------

Net income (loss)available to
 common stockholders                 $640     9,290     $0.07       $(1,207)     9,229    $(0.13)      $(221)     9,214    $(0.02)
                                    ================================================================================================


     Options and warrants to purchase 345,000, 590,000, and 550,000 shares of common stock as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share for the respective years because the exercise price of the options was greater than the average market price of the Corporation's common stock.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(12)     Related Party Transactions

                  The Company and its subsidiaries paid legal fees of
              approximately $193,000, $78,000 and $275,000 in 2003, 2002 and
              2001, respectively, to a law firm with which two directors, including the Company's Chairman of the Board are affiliated. Such fees were primarily for services rendered by members and associates of such law firm other than the two directors. In addition, the Company paid annual lease payments of $94,000 for use of a distribution facility in each of 2003, 2002 and 2001, to the former owner of a business acquired by the Company's subsidiary, who is currently employed by the Company.

(13)     Commitments and Contingencies

                  (a) Contingencies
                  -----------------

                           As of March 23, 2004, the Company's subsidiary
                  Acrocrete, together with other parties, are defendants in 56 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems ("EIFS"), on single and multi-family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 41 of these claims and are providing a defense. Acrocrete expects its insurance carriers will accept coverage for the other 15 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

                           The allegations of defects in EIFS are not restricted
                  to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. There never has been any defect proven against Acrocrete. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as window, roof flashing, decking and the lack of caulking.

                           As insurance markets for moisture intrusion type
                  coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company's management is evaluating the creation of a self insurance fund for these types of claims, and believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, that for the foreseeable future any uninsured claims should not have a material adverse

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(13)     Commitments and Contingencies

                  (a) Contingencies (continued)
                  -----------------------------

                  effect on the Company's financial position. Sales of products used in EIFS applications are believed to represent less than 20% of the Company's revenues.

                           On June 15, 1999, the Company's subsidiary Premix was
                  served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No: 97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects, which as to Premix alleged that certain materials, purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. Premix believes it has meritorious defenses to these claims. The Company's insurance carrier has not made a decision regarding coverage to date. Since the inception of this matter in 1999 the insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs. Premix expects the insurance carrier to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation, however the Company believes that its ultimate exposure, if any, is not material.

                           Premix, Acrocrete and Just-Rite are engaged in other
                  legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

                           On April 23, 1999, certain dissenting preferred
                  stockholders owning shares of the Company's preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company's Merger. On April 30, 2003, the Company reached a settlement with the dissenting preferred stockholders. (See Note (1) of the Consolidated Financial Statements.)

                      In March 2003, Just-Rite instituted litigation against a
                  former employee, employed at the Company's Gulfport, Mississippi distribution facility, and others, due to alleged violations by the employee of his non-compete agreements related to the acquisition of the business at that location. The litigation against the former employee seeks to enjoin further violations of his non-compete agreement and for damages resulting from such actions. In connection with the litigation, Just-Rite discontinued payments on a promissory note with a remaining balance in the aggregate amount of $128,000, issued as partial consideration for the acquisition

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(13)     Commitments and Contingencies

                  (a) Contingencies (continued)
                  -----------------------------

                  of the Gulfport, Mississippi facility. The beneficial holders of the promissory note (the former employee and the other former owner) have initiated claims against Just-Rite for payment of the obligation. In February 2004, the Court entered an order ruling that the former employee had violated the terms of a preliminary injunction barring him from his further competing against Just-Rite and ordered that certain sanctions be imposed.

                  The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these claims will have a material adverse effect on the Company's financial position, given the uncertainty and unpredictability of litigation there can be no assurance of this.

                  (b) Lease Commitments
                  ---------------------

                  At December 31, 2003 certain property, plant and equipment were leased by the Company under long-term leases. Future minimum lease commitments as of December 31, 2003, for all noncancellable leases are as follows:

                         December 31,
                             2004                     $1,019,000
                             2005                        625,000
                             2006                        234,000
                             2007                        133,000
                             2008 and thereafter          75,000
                                                      ----------
                                                      $2,086,000

              Rental expense incurred for operating leases were approximately $1,152,000, $1,096,000 and $1,242,000, for the three years ended
              December 31, 2003, 2002 and 2001, respectively.

(14)     Impairment Charges

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(14)     Impairment Charges (continued)

              associated with the Company's distribution operations acquired in 2000, since the Company experienced losses from certain of these operations, closed several locations, restructured operations and made changes to management. Based on these reviews, the Company recorded an impairment charge of $238,000 in the fourth quarter of 2001. This charge represented a write-down of the excess cost of investment over net assets acquired related to the January 1, 2000 and May 1, 2000 acquisitions. The fair values of the goodwill were primarily based on the Company's estimates of discounted future cash flows.

(15)     Obligation for Appraisal Rights

                  (a) On April 30, 2003, the Company and former holders of
              81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company's 1998 Merger ("Dissenting Stockholders") reached a settlement (the "Settlement"). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note would be reduced to $7.00 per share ($567,700) in the event the Company prepays the Note in full prior to November 1, 2004. If the Note is not paid in full prior to November 1, 2004, the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing of the Settlement from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. At December 31, 2003 and 2002, based on management's intention to prepay the Note in full prior to November 1, 2004, the appraisal right obligation was recorded at $567,700 and $1,541,000, respectively, on the accompanying consolidated balance sheets. As a result of the completion of the Settlement, the $567,700 Obligation for Appraisal Rights was classified as a short-term liability at December 31, 2003. On March 29, 2004 the Company paid $400,000 related to the Note.

                  In 2002, the Company recognized a $313,000 increase
              in net loss available to common stockholders as a result of reaching a settlement in principle with the Dissenting Stockholders in February 2003. The $313,000 loss was due to the excess of the $1,541,000 settlement over the $1,228,000 carrying value of the obligation at the time of settlement, including accrued interest of $351,000.

                                   Schedule II


                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 2003, 2002 and 2001

                                                                           Charged to
                                              Balance        Charged to       other
                                           beginning of       cost and      accounts-     Deductions -     Balance at end
                   Description                period          expenses      describe        describe          of period
-----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003:

 Reserves and allowances deducted
  from asset accounts;
 Allowance for doubtful accounts:
  Trade                                   $  477,000        $318,000       $     -       $ 239,000      (A)   $ 556,000
                                         ------------------------------------------------------------------------------------

Year Ended December 31, 2002:

 Reserves and allowances deducted
  from asset accounts;
 Allowance for doubtful accounts:
  Trade                                   $  453,000        $268,000       $     -       $ 244,000      (A)   $ 477,000
                                         ------------------------------------------------------------------------------------

Year Ended December 31, 2001:

 Reserves and allowances deducted
  from asset accounts;
 Allowance for doubtful accounts:
  Trade                                   $  400,000        $375,000       $     -       $ 322,000      (A)   $ 453,000
                                         ------------------------------------------------------------------------------------




(A) Uncollectable accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None.

Item 9A.          Controls and Procedures

                  a. Evaluation of disclosure controls and procedures
                  ---------------------------------------------------

                           The Company has established disclosure controls and
                  procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officer who certify the Company's financial reports, as well as to other members of senior management and the Board of Directors.

                           The Company's management, under the supervision of
                  the Company's Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

                  b. Changes in internal controls.
                  --------------------------------

                           There were no significant changes in the Company's
                  internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

                           Information regarding the Company's Board of
                  Directors appearing under the caption "Election of Directors" and "Board of Directors and its Committees" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

                  The following table sets forth certain information with respect to the executive officers of the Company:

   Name                            Age             Position With Company
   ----                            ---             ---------------------

   Howard L. Ehler, Jr.            60              Principal Executive Officer,
                                                   Executive Vice President and
                                                   Secretary

   Gary J. Hasbach                 59              President, Premix, Acrocrete
                                                   and Just-Rite

   Betty J. Murchison              64              Chief Accounting Officer,
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

                           Gary J. Hasbach. Mr. Hasbach has been President of
                  Premix and Acrocrete since March 2001, and President of Just-Rite, since February 2000. Prior thereto, he had been Executive Vice President of Sales and Marketing for Premix and Acrocrete since January 1, 1999. Mr. Hasbach was formerly President of Premix and Acrocrete form September 1990 to May 1996.

                           Betty J. Murchison. Ms. Murchison has been the
                  Company's Chief Accounting Officer since June 1995.


                  Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934
                  --------------------------------------------------------

                           The Company's officers and directors are required to
                  file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16a-3 (e), in 2003 no officer or director filed any report untimely, or failed to file a required report.

                                    PART III

              Code of Business Conduct and Ethics

                           Information regarding the Company's Business Conduct
                  and Ethics is included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 11.      Executive Compensation

                           Information appearing under the caption "Executive
                  Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders is hereby incorporated by reference.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

                           Information setting forth the security ownership of
                  certain beneficial owners and management appearing under the caption "Stock Ownership" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13.      Certain Relationships and Related Transactions

                           Information regarding certain relationships and
                  related transactions appearing under the caption "Certain Transaction" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.      Principal Accounting Fees and Services

                           Information regarding principal accounting fees and
                  services appearing under the caption "Independent Certified Public Accountant" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                  (a) 1. and 2. The consolidated financial statements and supplemental financial statement schedule

                      See Part II, Item 8. Financial Statements and
                  Supplementary Data for an index of the Corporation's consolidated financial statements and supplementary data schedule.

                                   3. EXHIBITS
                                   -----------

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

Item 15.      Exhibits, Financial Statement Schedules and Reports of Form 8-K
             (continued)

                                   3. EXHIBITS
                                   (continued)

10.2 Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)

10.3 License Agreement between Bermuda Roof Company and Premix-Marbletite Manufacturing Co., (Form S-4 Registration Statement, Exhibit 10.5).

10.4 Employee Stock Option Plan (Annual Report on Form 10-K for the year ended December 31, 2000).

10.5 Directors Stock Option Plan (Annual Report on Form 10-K for the year ended December 31, 2000).

*14.1    Imperial Industries, Inc. Code of Business Conduct.

*21      Subsidiaries of the Company.

*31 Certification of the Company's Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a - 14(a).

*32 Certification of the company's Chief Executive Officer/Chief Financial Officer pursuant to Section 1350.

                  (b)      Reports on Form 8-K:

                  A Form 8-K was filed on November 12, 2003 announcing the issuance of a press release setting forth a summary of the Company's sales and operating results for the third quarter and nine months ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMPERIAL INDUSTRIES, INC.


         March 29, 2004             By:    /s/ Howard L. Ehler, Jr.
                                           -----------------------------
                                           Howard L. Ehler, Jr.
                                           Executive Vice President/
                                           Principal Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ Daniel Ponce                   Chairman of the Board of      March 29, 2004
--------------------               Directors
S. Daniel Ponce


/s/  Lisa M. Brock                 Director                      March 29, 2004
------------------
Lisa M. Brock


/s/ Milton J. Wallace              Director                      March 29, 2004
-----------------------
Milton J. Wallace


/s/ Morton L. Weinberger           Director                      March 29, 2004
------------------------
Morton L. Weinberger


/s/ Howard L. Ehler, Jr.           Director, Executive Vice      March 29, 2004
--------------------------         President, Principal
Howard L. Ehler, Jr.               Executive Officer, Chief
                                   Financial Officer and
                                   Secretary



/s/ Betty J. Murchison             Assistant Vice President      March 29, 2004
------------------------           and Chief Accounting
Betty J. Murchison                 Officer