Form 10-Q
period 2004-03-31
IMPERIAL INDUSTRIES INC
filed 2004-05-13
CIK 49930

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     March 31, 2004
                                        ----------------------

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


         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 3, 2004: 9,235,434

         Total number of pages contained in this document:  30

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      INDEX



                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   March 31, 2004 and December 31, 2003                    3

                  Consolidated Statements of Operations
                   Three Months Ended March 31, 2004 and 2003              4

                  Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003              5

                  Notes to Consolidated Financial Statements              6-15

Item 2.  Management's Discussion and Analysis of Results                 16-22
                  Of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       23

Item 4.  Controls and Procedures                                         23-24

Part II. OTHER INFORMATION AND SIGNATURES

                  Item 1.  Legal Proceedings                              25

                  Item 6.  Exhibits and Reports on Form 8 - K             26

                  Signatures                                              28

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          March 31,     December 31,
                                                            2004            2003
                                                        ------------    ------------
Assets                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                            $  1,487,000    $  1,870,000
   Trade accounts receivable (less
    allowance for doubtful accounts of
    $633,000 and $556,000 at March 31,
    2004 and December 31, 2003, respectively)              6,913,000       5,702,000
   Inventories                                             4,479,000       4,290,000
   Deferred income taxes                                        --           157,000
   Other current assets                                      420,000         444,000
                                                        ------------    ------------
     Total current assets                                 13,299,000      12,463,000
                                                        ------------    ------------

Property, plant and equipment, at cost                     4,423,000       4,228,000
   Less accumulated depreciation                          (2,495,000)     (2,397,000)
                                                        ------------    ------------
     Net property, plant and equipment                     1,928,000       1,831,000
                                                        ------------    ------------

Deferred income taxes                                        470,000         470,000
                                                        ------------    ------------


Other assets                                                 172,000         154,000
                                                        ------------    ------------
                                                        $ 15,869,000    $ 14,918,000
                                                        ------------    ------------

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                        $  5,943,000    $  6,470,000
   Current portion of long-term debt                         450,000         425,000
   Accounts payable                                        3,030,000       2,066,000
   Obligation for Appraisal Rights                           168,000         568,000
   Payable to stockholders                                   261,000         261,000
   Accrued expenses and other liabilities                    770,000         478,000
   Income taxes payable                                      113,000          22,000
                                                        ------------    ------------
     Total current liabilities                            10,735,000      10,290,000
                                                        ------------    ------------

Long-term debt, less current maturities                      990,000         848,000
                                                        ------------    ------------


Commitments and contingencies (Note 9)                          --              --
                                                        ------------    ------------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
   shares authorized; 9,235,434 issued at
   March 31, 2004 and December 31, 2003, respectively         92,000          92,000
Additional paid-in-capital                                13,924,000      13,924,000
Accumulated deficit                                       (9,872,000)    (10,236,000)
                                                        ------------    ------------
     Total stockholders' equity                            4,144,000       3,780,000
                                                        ------------    ------------
                                                        $ 15,869,000    $ 14,918,000
                                                        ------------    ------------




The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                          (Unaudited)

Net Sales                                        $ 11,923,000      $  8,962,000

Cost of Sales                                       8,210,000         6,238,000
                                                 ------------      ------------
      Gross profit                                  3,713,000         2,724,000

Selling, general and
administrative expenses                             2,993,000         2,747,000
                                                 ------------      ------------

Operating income (loss)                               720,000           (23,000)
                                                 ------------      ------------

Other income (expense):
   Interest expense                                  (115,000)          (97,000)
   Miscellaneous income                                27,000            66,000
                                                 ------------      ------------

                                                      (88,000)          (31,000)
                                                 ------------      ------------

Income (loss) before income taxes                     632,000           (54,000)

Income tax (expense) benefit                         (270,000)           21,000
                                                 ------------      ------------


    Net income (loss)                            $    362,000      $    (33,000)
                                                 ============      ============

Basic income (loss) per common share             $        .04      $       --
                                                 ============      ============

Diluted income (loss) per common share           $        .04      $       --
                                                 ============      ============

Weighted average shares outstanding                 9,235,434         9,235,434
                                                 ============      ============

Weighted average shares and
potentially dilutive shares outstanding             9,410,350         9,235,434
                                                 ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                      Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                      2004          2003
                                                                  -----------    -----------
                                                                         (Unaudited)
Cash flows from operating activities:
      Net income(loss)                                            $   362,000    $   (33,000)
                                                                  -----------    -----------

   Adjustments to reconcile net income to net cash provided by:
     Depreciation                                                     116,000        105,000
     Amortization                                                      33,000         10,000
     Provision for doubtful accounts                                  160,000         53,000
     Provision for write-down of assets                                  --           16,000
     Provision for deferred income tax expense (benefit)              157,000        (21,000)
     Gain on disposal of fixed assets                                  (3,000)       (43,000)
     Gain on disposal of assets held for sale                          (1,000)

    (Increase) decrease in:
      Accounts receivable                                          (1,383,000)      (266,000)
      Inventory                                                      (189,000)         4,000
      Prepaid expenses and other assets                               (25,000)       (21,000)

     Increase in:
       Accounts payable                                               964,000        501,000
       Accrued expenses and other liabilities                         292,000         51,000
       Income taxes payable                                            91,000           --
                                                                  -----------    -----------
     Total adjustments to net income                                  212,000        389,000
                                                                  -----------    -----------

       Net cash provided by
        operating activities:                                         574,000        356,000
                                                                  -----------    -----------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                                 (213,000)      (172,000)
      Proceeds received from sale of
       property and equipment                                           3,000         19,000
      Proceeds received from disposal of assets held for sale          14,000
      Proceeds received from insurance settlement                        --           47,000
                                                                  -----------    -----------

      Net cash used in investing activities                          (196,000)      (106,000)
                                                                  -----------    -----------

Cash flows from financing activities:
      Decrease in notes payable
       banks - net                                                   (527,000)      (157,000)
      Proceeds from issuance of long-term debt                        248,000        122,000
      Payment of Obligation for Appraisal Rights                     (400,000)          --
      Repayment of long-term debt                                     (82,000)      (152,000)
                                                                  -----------    -----------
       Net cash used in
        financing activities                                         (761,000)      (187,000)
                                                                  -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                                   (383,000)        63,000
Cash and cash equivalents beginning of period                       1,870,000      1,609,000
                                                                  -----------    -----------
Cash and cash equivalents end of period                           $ 1,487,000    $ 1,672,000
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the three months for
    Interest                                                      $   115,000    $    97,000
                                                                  ===========    ===========
    Income taxes                                                  $    22,000    $      --
                                                                  ===========    ===========
Non-cash transactions:
    Capital lease obligations                                     $      --      $    72,000
                                                                  ===========    ===========
    Asset acquisitions financed                                   $   148,000    $    50,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Interim Financial Statements
         ----------------------------

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

              a)       Basis of presentation
                       ---------------------

                  The consolidated financial statements herein contain the
              accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. For the three month periods ended March 31, 2004 and 2003, the Company has determined that it continues to operate in a single operating segment.

              b)       Concentration of Credit Risk
                       ----------------------------

                  Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At March 31, 2004, accounts

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
         ----------------------------------------------------------------------

              aggregating to $706,000, or approximately 9.4% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender, compared to $537,000, or approximately 8.6%, of total gross trade receivables outstanding at December 31, 2003. (See Note (4)- Notes Payable). The allowance for doubtful accounts at March 31, 2004 of $633,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

                  The Company places its cash with commercial banks. At March
              31, 2004, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

              e)       Income Taxes
                       ------------

                  The Company utilizes the liability method for determining its income taxes. Under this method, deferred taxes and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against tax assets that are not likely to be realized.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
         ---------------------------------------------------------------------

              f) Earnings per share of stock
                 ---------------------------

                           Basic earnings per share is computed by dividing net
              income by the weighted-average number of shares of common stock outstanding each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. (See Note (8) - Earnings Per Share).

              g)       Cash and cash equivalents
                       -------------------------

                  The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at both March 31, 2004 and December 31, 2003 are short-term time deposits of $123,000. Also included in cash and cash equivalents at March 31, 2004 and December 31, 2003 are $590,000 and $947,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts, when applied, will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

              h)       Revenue recognition policy
                       --------------------------

                  Revenue from sales transactions, net of discounts and
              allowances, is recorded upon delivery of inventory to the customer.

              i)       Purchase rebates
                       ----------------

                  The Company has an arrangement with a buying group
              organization providing for inventory purchase rebates ("vendor rebates") based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. While management believes the Company will continue to receive consideration from the buying group in 2004 and thereafter, there can be no assurance that the buying group will continue to provide a comparable amount of vendor rebates in the future.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------------------------

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

                  Pursuant to the transition rules under SFAS No. 123, as
              amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" the Company has elected to use the intrinsic value method of accounting for employee awards, stock based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee stock options.

                  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of Financial Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                           Three Months Ended
                                                                March 31,
                                                             2004        2003
                                                         -----------   --------
              Net income (loss) available to
                common stockholders, as reported         $   362,000   $(33,000)

              Deduct: Total stock-based employee
                compensation expense determined
                under fair-value-based method for
                all awards, net of related tax effects          --         --
                                                         -----------   --------

              Pro-forma net income (loss)                $   362,000   $(33,000)
                                                         ===========   ========

              Income (loss) per share:
                Basic as reported                        $       .04   $   --
                Basic pro-forma                          $       .04   $   --
                Diluted as reported                      $       .04   $   --
                Diluted pro-forma                        $       .04   $   --

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2) Description of Business and Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------------------------

              k)  Accounting estimates (continued)
                  --------------------

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

              l)       Fair Value of Financial Instruments
                       -----------------------------------

                  The carrying amount of the Company's financial instruments, principally notes payable, long-term debt and obligation for appraisal rights, approximates fair value based on discounted cash flows and because the borrowing rates are similar to the current rates offered to the Company.


(3)      Inventories
         -----------

                  At March 31, 2004 and December 31, 2003 inventories consisted of:

                                        2004          2003
                                     ----------    ----------
              Raw Materials          $  539,000    $  667,000
              Finished Goods          3,630,000     3,353,000
              Packaging materials       310,000       270,000
                                     ----------    ----------
                                     $4,479,000    $4,290,000
                                     ==========    ==========
(4)      Notes Payable
         -------------

                  At March 31, 2004 and December 31, 2003, notes payable
              represent amounts outstanding under a $7,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (4.50% at March 31, 2004), expires June 19, 2005, and is subject to annual renewal.

                  At March 31, 2004, the line of credit limit available for
              borrowing based on eligible receivables and inventory aggregated $7,000,000, of which $5,943,000 was outstanding. The average amounts outstanding for the three months periods ended March 31, 2004 and 2003 were $6,055,000 and $5,623,000, respectively.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(5)           Long-Term Debt and Current Installments of Long-Term Debt
              ---------------------------------------------------------

                  Included in long-term debt at March 31, 2004, are four
              mortgage loans, collateralized by real property, in the aggregate amount of $679,000, less current installments aggregating $50,000.

                  During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors. In connection with certain of these acquisitions, the Company issued uncollateralized 8% promissory notes in the aggregate amount of $850,000 as partial consideration. At March 31, 2004, all but one remaining note payable of $128,000 was paid and the remaining note payable was classified as a current liability.

                  Other long-term debt in the aggregate amount of $633,000,
              less current installments of $272,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 3.10% to 11.4%.

(6)      Income Taxes
         ------------

                  At March 31, 2004, the net deferred tax asset of approximately
              $470,000 consisted of the tax effect of goodwill written off during 2002.

                  In the three months ended March 31, 2004 and 2003, the Company recognized income tax expense of $270,000 and a tax benefit of $21,000, respectively.

(7)      Capital Stock
         -------------

              (a)      Common Stock
                       ------------

                   At March 31, 2004 and December 31, 2003, the Company had
              outstanding 9,235,434 shares of common stock with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of any outstanding preferred stock.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(7)      Capital Stock (continued)
         -------------

              (b)      Preferred Stock (continued)
                       ---------------

              shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At March 31, 2004 and December 31, 2003, there were no shares of preferred stock outstanding.

              (c)      Stock Option Plans
                       ------------------

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

                  During the three months ended March 31, 2004 the Company
              granted options to 25 employees to purchase 117,500 shares at $.31 per share for a five year period under the Employee Plan. As of March 31, 2004, options for 92,500 shares were available for future grants under the Employee Plan. No shares are currently available for future grant under the Directors' Plan.

(8)      Earnings Per Share
         ------------------

                  Below is a reconciliation between basic and diluted earnings
              (loss) per common share under FAS 128 for the three months ended March 31, 2004 and 2003 (in thousands except per share amounts):

                                                     2004                                         2003
                                  -------------------------------------------   -----------------------------------------
                                    Income         Shares       Per Share         Income       Shares       Per Share
                                  -------------------------------------------   -----------------------------------------

Net income (loss)                  $362,000                                      $  (33)                    $    -
Basic earnings (loss)
   per share                       $362,000         9,235       $   .04          $  (33)        9,235       $    -
                                  -------------------------------------------   -----------------------------------------
Effect of dilutive
   securities:
Options/Warrants                   $      -           175       $    -           $    -             -       $    -
                                  -------------------------------------------   -----------------------------------------
Diluted earnings (loss)
   per common share                $362,000         9,410       $   .04          $  (33)        9,235       $    -
                                  -------------------------------------------   -----------------------------------------

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8)      Earnings Per Share (continued)
         ------------------

                  For the three months ended March 31, 2004 and 2003, 195,000 and 590,000 options and warrants were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(9)      Commitments and Contingencies
         -----------------------------

              (a)      Contingencies
                       -------------

                  As of May 10, 2004, the Company's subsidiary Acrocrete,
              together with other parties, are defendants in 54 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems ("EIFS"), on single and multi-family residences. The Company's insurance carriers have accepted coverage under a reservation of rights for 44 of these claims and are providing a defense. Acrocrete expects its insurance carriers will accept coverage for the other 10 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

                  As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company's management is evaluating the creation of a self-insurance fund for these types of any future claims, and believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, for the foreseeable future any uninsured claims should not have a material adverse effect on the Company's financial position. Sales of products used in EIFS applications are believed to represent less than 20% of the Company's revenues.

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

                  On April 23, 1999, certain dissenting preferred stockholders owning shares of the Company's preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company's merger with a wholly owned subsidiary. On April 30, 2003, the Company reached a settlement with the dissenting preferred stockholders. (See Note (10) of the Consolidated Financial Statements.)

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

                  The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(9)      Commitments and Contingencies (continued)
         -----------------------------

              (a)      Contingencies (continued)
                       -------------

              these outstanding claims will have a material adverse effect on the Company's financial position, given the uncertainty and unpredictability of litigation, there can be no assurance of this.

              (b)      Lease Commitments
                       -----------------

                   At March 31, 2004, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $1,019,000 for its current operating leases. The leases expire at various dates ranging from August 2004, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(10)     Obligation for Appraisal Rights
         -------------------------------

                  On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company's 1998 Merger ("Dissenting Stockholders") reached a settlement (the "Settlement"). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note would be reduced to $7.00 per share ($567,700) in the event the Company prepays the
              Note in full prior to November 1, 2004. If the Note is not paid in full prior to November 1, 2004, the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing of the Settlement from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. On March 29, 2004 the Company paid $400,000 related to the Note. At March 31, 2004 and December 31, 2003, based on management's intention to prepay the
              Note in full prior to November 1, 2004, the obligation for Appraisal Rights was classified as a short-term liability and recorded at $168,000 and $568,000, at March 31, 2004 and December 31, 2003, respectively, on the accompanying consolidated balance sheets.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

                  Special Note Regarding Forward-Looking Statements
                  -------------------------------------------------

                           This Form 10-Q contains certain forward looking
                  statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond the Company's control, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the cost of capital and related fees may increase; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; availability of qualified personnel; and labor and employee benefit costs.

                           These risks are not exhaustive. The Company operates
                  in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

                  Special Note Regarding Forward-Looking Statements (continued)
                  -------------------------------------------------

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

                  Overview
                  --------

                           The Company's net sales for the three months ended
                  March 31, 2004 increased approximately 33.0% in 2004 as compared to the same quarter in 2003. Demand for products sold by the Company was strong in the first quarter of 2004 primarily due to continuing strength in the new housing and commercial construction markets in the Company's trade area in the Southeastern United States and market share gains in selected territories. Management expects the strength in new construction activity to remain strong in the Company's principal markets during 2004 absent changes in general economic conditions.

                           The Company's gross margins improved slightly in the
                  first quarter of 2004 compared to the same period in 2003. Selling, general and administrative expenses increased in the first quarter of 2004 compared to the same period in 2003, due primarily to higher payroll and delivery expenses related to servicing the increased sales. The Company expects these costs will continue to reflect comparative year-to-year increases because of higher sales.

                           The Company had cash, cash equivalents and restricted
                  cash of $1,487,000 as of March 31, 2004 compared to $1,870,000 at December 31, 2003. In the first quarter, the Company prepaid $400,000 of the remaining $568,000 note due to the former preferred stockholders. Management believes that available liquidity plus expected operating cash flows will meet the Company's regular cash needs in 2004, including the cash requirements associated with its regular capital expenditures program and the remaining balance due on the note payable to the former preferred stockholders. In addition, the Company is continuing its evaluation of a plant modernization capital expenditure project for its manufacturing facilities to enhance its manufacturing efficiency and productivity. New financing would be required for these capital expenditures, which is expected to aggregate approximately $1,000,000 in 2004. There can be no assurance that funds would be available on terms acceptable to the Company, or available at all, to fund this capital project.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

                  Results of Operations
                  ---------------------

                  Three Months Ended March 31, 2004 compared to 2003
                  --------------------------------------------------

                           Net sales for the three months ended March 31, 2004
                  increased $2,961,000, or approximately 33.0% compared to the same period in 2003. The increase in sales and greater demand for Company products is principally due to the current strength in the new housing and commercial construction markets in the Company's trade areas compared to the same period last year.

                           Gross profit as a percentage of net sales for the
                  first quarter of 2004 was approximately 31.1% compared to 30.4% in 2003. The Company generated improved gross profit margins from sales derived from its distribution facilities with the aid of increases in purchase discounts and vendor rebates resulting from improved programs with its suppliers in the first quarter of 2004 compared to the same period in 2003. The improved margins from the distribution facilities more than offset the adverse affect of cost increases of raw materials and higher insurance costs associated with manufacturing expenses included in cost of sales for its manufactured products in the first quarter of 2004 compared to 2003. The comparative gross profit margins for the 2004 and 2003 periods reflect similar competitive conditions in the Company's markets for the sales of both its manufactured and distributed products.

                           The Company is continuing its efforts to emphasize
                  the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers from which it generally realizes lower gross profit margins.

                           Selling, general and administrative expenses as a
                  percentage of net sales for the three months ended March 31, 2004 were approximately 25.1% compared to 30.7% in 2003. The percentage decrease was primarily the result of certain fixed costs being absorbed over higher sales volume. However, selling, general and administrative expenses increased $246,000 in the first quarter of 2004, or approximately 9.0% compared to the same period in 2003, prior to the off-set of a $102,000 reduction in such expenses related to a former distribution facility closed in December, 2003. For the quarter ended March 31, 2004 the resulting adjusted increase in selling, general and administrative expenses of $348,000 was primarily attributable to an increase of $218,000 in payroll and related costs, and a $50,000 increase in delivery costs, necessary to service the increased sales. In addition, the Company increased its provision for bad debt expense $107,000 in the first quarter of 2004, and as a result, increased its allowance for doubtful accounts $77,000 subsequent to December 31, 2003 related to the increase in

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

                  Three Months Ended March 31, 2004 compared to 2003 (continued)
                  --------------------------------------------------

                  sales and receivables. Decreases in other operating expenses off-set the increase in these expenses.

                           A substantial portion of the Company's costs are
                  fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales in the first quarter of 2004 compared to the same period in 2003 had a favorable impact on operating income. As a result of the above factors and the operating leverage gained from the increase in sales, the Company generated operating income of $720,000 in the first quarter of 2004 compared to an operating loss of $(23,000) in the same quarter last year.

                           Interest expense increased $18,000 in the first
                  quarter of 2004, or approximately 18.6%, compared to 2003. The increase in interest expense was primarily due to a greater amount of interest bearing debt outstanding in 2004 compared to 2003.

                           Miscellaneous income, net of expenses, decreased
                  $39,000 in the first quarter of 2004, compared to the same period in 2003. The decrease in miscellaneous income in 2004 is attributed primarily to the Company recognizing greater gains from the disposal of certain equipment in the first quarter of 2003 compared to the same period in 2004.

                           In the first quarter of 2004, the Company recognized
                  income tax expense of $270,000 compared to an income tax benefit of $21,000 for the same period in 2003.

                           After giving effect to the above factors, for the
                  three months ended March 31, 2004 the Company had net income of $362,000, or $.04 per fully diluted share, for 2004, compared to a net loss of $33,000 for the same period in 2003.

                  Liquidity and Capital Resources
                  -------------------------------

                           At March 31, 2004, the Company had working capital of
                  approximately $2,564,000 compared to working capital of $2,173,000 at December 31, 2003.

                           As of March 31, 2004, the Company had cash and cash
                  equivalents of $1,487,000, which included customer payments in the amount of $590,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

                  Sources and Uses of Cash
                  ------------------------

                           The Company's operations provided approximately
                  $574,000 and $356,000 of net cash from operations for the first three months of 2004 and 2003, respectively. The increase in cash flow in the first quarter of 2004 was primarily attributable to net income of $362,000 and the favorable impact of increases in accounts payable and accrued expenses, which in aggregate, more than offset increases in accounts receivable and inventory associated with increased sales.

                           The net expenditures for investing activities in the
                  first quarter of 2004 were $196,000 compared to $106,000 in 2003. The increases in expenditures in 2004 compared to 2003 were primarily the result of a greater amount of purchases of equipment and vehicles to upgrade and improve the Company's job-site delivery capability to its customers. In 2003, the Company realized the benefit of proceeds of $47,000 received from an insurance settlement. The Company is presently considering a plant modernization program for its manufacturing facilities which would require material capital commitments during the remainder of 2004.

                           During the three months ended March 31, 2004, the
                  Company used net cash of approximately $761,000 in its financing activities, compared to using $187,000 in 2003. In 2004, the Company increased its long-term borrowing for purchases of equipment and facility improvements by $248,000, compared to increased borrowing of $122,000 for similar items in 2003. In the first quarter of 2004, Company decreased its borrowings $1,009,000, compared to a decrease of $309,000 in the same quarter last year.

                  Future Commitments and Funding Sources
                  --------------------------------------

                           At March 31, 2004, the Company's contractual cash
                  obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2003. (See Notes 5 and 9 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

                           The Company's principal source of short-term
                  liquidity is existing cash on hand and the utilization of a $7,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2005, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company's borrowing agreement with its commercial lender. At March 31, 2004, $5,943,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

                  Future Commitments and Funding Sources (continued)
                  --------------------------------------

                  borrowing, (including the amount outstanding of $5,943,000) of approximately $7,000,000 at March 31, 2004.

                           Trade accounts receivable represent amounts due from
                  subcontractors, contractors and building materials dealers located principally in Florida, Georgia, Mississippi and Alabama who have purchased products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of March 31, 2004, the Company owned and operated ten distribution outlets. Accounts receivable, net of allowance, at March 31, 2004 was $6,913,000 compared to $5,702,000 at December 31, 2003. The increase in receivables of $1,211,000, or approximately 21.2%, was primarily related to increased sales in the first quarter of 2004, particularly sales for the month of March 2004 as compared with the month of December 2003 (34.2%), and some slowness in payments by certain customers in 2004 compared to 2003.

                           As a result of the consummation of the December 31,
                  1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At March 31, 2004, the Company had paid $685,000 of such cash amount. Amounts payable to such stockholders at March 31, 2004 results from their non-compliance with the condition for payments.

                           Holders representing 81,100 preferred shares elected
                  dissenters' rights under Delaware law. On April 30, 2003, the Company and the dissenting preferred stockholders ("Dissenting Stockholder") reached a settlement (the "Settlement") whereby the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $811,000 due May 1, 2006. The principal balance of the Note would be reduced to $567,700 in the event the Company prepays the Note in full prior to November 1, 2004. If not paid by November 2004 the interest rate will increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. At March 31, 2004, based on management's intention to prepay the Note in full prior to November 1, 2004, and a $400,000 prepayment of the Note made on March 29, 2004, the appraisal rights obligation was recorded at $167,700 and classified as a short-term liability.

                           At March 31, 2004, the Company has paid the holders
                  of the Subordinated Debentures tendering their bonds an aggregate of $808,000. Amounts payable to stockholders at March 31, 2004 and December 31, 2003 on the Company's consolidated balance sheets includes $213,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

                           The Company presently is focusing its efforts on
                  enhancing customer service, increasing operating productivity

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

                  Future Commitments and Funding Sources (continued)
                  --------------------------------------

                  through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $400,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support its distribution facilities and improve customer service. The Company expects to finance approximately $300,000 of these expenditures from various lenders with the balance funded by cash derived from operations.

                           Effective March 15, 2004 the Company was forced to
                  renew its products liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company's financial position within the next 18 to 24 months. Due to the uncertainty and unpredictability of litigation there can be no assurances as to when or if any future uninsured claims may be filed. See Note (9).

                           The Company believes its cash on hand and the
                  maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of its regular capital expenditure program in 2004. The Company's regular capital expenditure program consists primarily of the routine replacement of equipment and delivery fleet described above.

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

                  Exposure to Interest Rates
                  --------------------------

                           The Company had four variable rate mortgages totaling
                  $679,000 at March 31, 2004. The mortgages bear interest at prime plus 1% and are due March 2009. In addition, the Company's $7,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

Item 4   Controls and Procedures
         -----------------------

                  a. Evaluation of disclosure controls and procedures

                      The Company has established disclosure controls and
                  procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officer who certifies the Company's financial reports, as well as to other members of senior management and the Board of Directors.

                           The Company's management, under the supervision of
                  the Company's Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that the Company's disclosure controls and

         -----------------------

                  a. Evaluation of disclosure controls and procedures
                     (continued)

                  procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

                  b.  Changes in internal controls

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         A Form 8-K was filed on March 31, 2004 announcing the issuance of a press release setting forth a summary of the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

(b)      Reports on Form 8-K (continued)
         -------------------

         Company's sales and operating results for the year ended December 31, 2003.

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



May 13, 2004