Form 10-Q
period 2004-06-30
IMPERIAL INDUSTRIES INC
filed 2004-08-12
CIK 49930

FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended         June 30, 2004
                                    -----------------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to  _______________

Commission file number       1-7190
                       -------------------

                           IMPERIAL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                65-085463
-------------------------------                             -------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    1259 Northwest 21st Street, Pompano Beach, Florida       33069-4114
    -------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (954) 917-4114
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


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO [X]

         Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 2, 2004: 9,327,934

         Total number of pages contained in this document:  33

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES



                                      INDEX



                                                                       Page No.
                                                                       -------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   June 30, 2004 and December 31, 2003                   3

                  Consolidated Statements of Operations
                   Six Months and Three Months Ended June 30,
                   2004 and 2003                                         4

                  Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2004 and 2003               5

                  Notes to Consolidated Financial Statements             7-17

Item 2.  Management's Discussion of Financial Condition
                  and Results of Operations                              18-24

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      25

Item 4.  Controls and Procedures                                         26

Part II. OTHER INFORMATION AND SIGNATURES

                  Item 1.  Legal Proceedings                             27

                  Item 4.  Submission of Matters to a Vote of
                           Security Holders                              27

                  Item 6.  Exhibits and Reports on Form 8 - K            28

                  Signatures                                             30

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    June 30,        December 31,
                                                      2004               2003
Assets                                             ------------     ------------
------                                             (Unaudited)

Current assets:
   Cash and cash equivalents                      $    859,000     $    923,000
   Restricted cash                                     844,000          947,000
   Trade accounts receivable (less
    allowance for doubtful accounts of
    $720,000 and $556,000 at June 30,
    2004 and December 31, 2003, respectively)        7,712,000        5,702,000
   Inventories                                       4,891,000        4,290,000
   Deferred income taxes                                84,000          157,000
   Other current assets                                522,000          444,000
                                                  ------------     ------------
     Total current assets                           14,912,000       12,463,000
                                                  ------------     ------------

Property, plant and equipment, at cost               4,478,000        4,228,000
   Less accumulated depreciation                    (2,535,000)      (2,397,000)
                                                  ------------     ------------
     Net property, plant and equipment               1,943,000        1,831,000
                                                  ------------     ------------

Deferred income taxes                                  430,000          470,000
                                                  ------------     ------------

Other assets                                           181,000          154,000
                                                  ------------     ------------
                                                  $ 17,466,000     $ 14,918,000
                                                  ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                  $  5,399,000     $  6,470,000
   Current portion of long-term debt                   476,000          425,000
   Accounts payable                                  4,021,000        2,066,000
   Obligation for Appraisal Rights                          --          568,000
   Payable to stockholders                             256,000          261,000
   Accrued expenses and other liabilities              919,000          478,000
   Income taxes payable                                235,000           22,000
                                                  ------------     ------------
     Total current liabilities                      11,306,000       10,290,000
                                                  ------------     ------------

Long-term debt, less current maturities              1,018,000          848,000
                                                  ------------     ------------

Commitments and contingencies (Note 10)                     --               --
                                                  ------------     ------------

Stockholders' equity:
  Preferred Stock, $.01 par value; 5,000,000
    shares authorized; none issued                          --               --
  Common stock, $.01 par value; 40,000,000
   shares authorized; 9,320,434 issued at
   June 30, 2004 and 9,235,434 at December 31,
   2003, respectively                                   93,000           92,000
Additional paid-in-capital                          13,947,000       13,924,000
Accumulated deficit                                 (8,898,000)     (10,236,000)
                                                  ------------     ------------
     Total stockholders' equity                      5,142,000        3,780,000
                                                  ------------     ------------
                                                  $ 17,466,000     $ 14,918,000
                                                  ============     ============

         The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   Six Months Ended                    Three Months Ended
                                                       June 30,                            June 30,
                                            ------------------------------      ------------------------------
                                                2004              2003               2004             2003
                                            ------------      ------------      ------------      ------------

Net Sales                                   $ 26,718,000      $ 19,160,000      $ 14,795,000      $ 10,198,000

Cost of Sales                                 18,215,000        13,189,000        10,005,000         6,951,000
                                            ------------      ------------      ------------      ------------
     Gross profit                              8,503,000         5,971,000         4,790,000         3,247,000

Selling, general and
administrative expenses                        6,353,000         5,669,000         3,360,000         2,922,000
                                            ------------      ------------      ------------      ------------
     Operating income                          2,150,000           302,000         1,430,000           325,000
                                            ------------      ------------      ------------      ------------

Other income (expense):
   Interest expense                             (225,000)         (210,000)         (110,000)         (113,000)
   Miscellaneous income                           32,000            95,000             5,000            29,000
                                            ------------      ------------      ------------      ------------
                                                (193,000)         (115,000)         (105,000)          (84,000)
                                            ------------      ------------      ------------      ------------

     Income before taxes                       1,957,000           187,000         1,325,000           241,000

Income tax expense                              (621,000)          (71,000)         (351,000)          (92,000)
                                            ------------      ------------      ------------      ------------

Net income                                  $  1,336,000      $    116,000      $    974,000      $    149,000
                                            ============      ============      ============      ============

Basic income per common share               $        .14      $        .01      $        .10      $        .02
                                            ============      ============      ============      ============

Diluted income per common share             $        .14      $        .01      $        .10      $        .02
                                            ============      ============      ============      ============

Weighted average shares outstanding            9,257,110         9,235,434         9,278,786         9,235,434
                                            ============      ============      ============      ============

Weighted average shares and
potentially dilutive shares outstanding        9,537,729         9,235,434         9,625,400         9,235,434
                                            ============      ============      ============      ============



         The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                          Six Months Ended
                                                                              June 30,
                                                                    --------------------------
                                                                       2004           2003
                                                                    -----------    -----------
                                                                           (Unaudited)
Cash flows from operating activities:
   Net income                                                       $ 1,336,000    $   116,000
                                                                    -----------    -----------
   Adjustments to reconcile net income to net cash provided by:
     Depreciation                                                       243,000        219,000
     Amortization                                                        61,000         19,000
     Provision for doubtful accounts                                    345,000        111,000
     Provision for deferred income tax                                  133,000         71,000
     Provision for writedown of assets                                    6,000             --
     Gain on disposal of fixed assets                                    (7,000)       (43,000)
     Gain on disposal of assets held for sale                            (1,000)            --

    (Increase) decrease in:
      Accounts receivable                                            (2,355,000)      (766,000)
      Inventory                                                        (601,000)      (425,000)
      Other assets                                                     (165,000)        81,000

     Increase in:
       Accounts payable                                               1,955,000        531,000
       Income taxes payable                                             193,000             --
       Accrued expenses and other liabilities                           436,000         95,000
                                                                    -----------    -----------
     Total adjustments to net income                                    243,000       (107,000)
                                                                    -----------    -----------

       Net cash provided by
        operating activities:                                         1,579,000          9,000
                                                                    -----------    -----------

Cash flows from investing activities:
      Purchases of property, plant
       and equipment                                                   (374,000)      (279,000)
      Decrease in restricted cash                                       103,000          3,000
      Proceeds received from disposal of assets
       held for sale                                                     14,000             --
      Proceeds received from sale of fixed assets                         8,000         19,000
      Proceeds received from insurance settlement                            --         47,000
                                                                    -----------    -----------

      Net cash used in investing activities                            (249,000)      (210,000)
                                                                    -----------    -----------

Cash flows from financing activities
      (Decrease) Increase in notes payable
       banks - net                                                   (1,071,000)     1,136,000
      Proceeds from issuance of long-term debt                          392,000        203,000
      Payment of Obligation for Appraisal Rights                       (568,000)      (973,000)
      Repayment of long-term debt                                      (171,000)      (437,000)
      Proceeds received from exercise of stock option                    24,000             --
                                                                    -----------    -----------

       Net cash used in financing activities                         (1,394,000)       (71,000)
                                                                    ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   -continued-

                                                                         Six Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                        2004          2003
                                                                    -----------    -----------
                                                                           (Unaudited)
Net decrease in cash and
  cash equivalents                                                      (64,000)      (272,000)
Cash and cash equivalents beginning of period                           923,000        896,000
                                                                    -----------    -----------
Cash and cash equivalents end of period                             $   859,000    $   624,000
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the six months for:
    Interest                                                        $   222,000    $   217,000
                                                                    ===========    ===========
    Income taxes                                                    $   291,000    $        --
                                                                    ===========    ===========

Non-cash transactions:
    Capital lease obligations                                       $    72,000    $   132,000
                                                                    ===========    ===========
    Asset acquisitions financed                                     $   227,000    $    71,000
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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Interim Financial Statements
         ----------------------------

            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

         a) Basis of Presentation
            ---------------------

            The consolidated financial statements herein contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. For the six month periods ended June 30, 2004 and 2003, the Company has determined that it continues to operate in a single operating segment.

         b) Concentration of Credit Risk
            ----------------------------

            Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company's customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(2)      Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------
         (continued)

            The Company places its cash with commercial banks. At June 30, 2004, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

         g) Cash and cash equivalents (continued)
            -------------------------

         months or less, and are stated at cost. Included in cash and cash equivalents at June 30, 2004 and December 31, 2003 are short-term time deposits of $124,000 and $123,000, respectively.

         h) Restricted cash
            ---------------

            At June 30, 2004 and December 31, 2003 the Company has $844,000 and $947,000,respectively, of customer payments that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Such amounts, when applied, will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

         i) Revenue recognition policy
            --------------------------

            Revenue from sales transactions, net of discounts and allowances, is recorded upon delivery of inventory to the customer.

         j) Purchase rebates
            ----------------

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

         k) Stock based compensation
            ------------------------

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

         k) Stock based compensation (continued)
            ------------------------

            Pursuant to the transition rules under SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" the Company has elected to use the intrinsic value method of accounting for employee awards, stock based compensation awards. Accordingly, the Company has not recognized compensation expense for its employee stock options.

            The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-recognition provisions of Financial Accounting Standards Board
         (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                    Six Months Ended                 Three Months Ended
                                                        June 30,                          June 30,
                                             ------------------------------      ----------------------------
                                                 2004              2003             2004             2003
                                             -------------      -----------      -----------      -----------
Net income available to
  common stockholders, as reported           $   1,336,000      $   116,000      $   974,000      $   149,000

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of related tax effects            (1,000)          (3,000)          (1,000)          (3,000)
                                             -------------      -----------      -----------      -----------

Pro-forma net income                         $   1,335,000      $   113,000      $   973,000      $   146,000
                                             =============      ===========      ===========      ===========

Income per share:
  Basic as reported                          $         .14      $       .01      $       .10      $       .02
  Basic pro-forma                            $         .14      $       .01      $       .10      $       .02
  Diluted as reported                        $         .14      $       .01      $       .10      $       .02
  Diluted pro-forma                          $         .14      $       .01      $       .10      $       .02

         l) Accounting estimates
            --------------------

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

         m) Fair Value of Financial Instruments (continued)
            -----------------------------------

            The carrying amount of the Company's financial instruments, principally notes payable, long-term debt and obligation for appraisal rights, approximates fair value based on discounted cash flows because the borrowing rates are similar to the current rates offered to the Company.

(3)      Trade Accounts Receivable
         -------------------------

            At June 30, 2004, accounts aggregating to $690,000, or approximately 8.2% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company's borrowing agreement with its commercial lender, compared to $537,000, or approximately 8.6%, of total gross trade receivables outstanding at December 31, 2003. (See Note (5)- Notes Payable). The allowance for doubtful accounts at June 30, 2004 of $720,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

(4)      Inventories
         -----------

            At June 30, 2004 and December 31, 2003 inventories consisted of:

                                       2004           2003
                                       ----           ----
            Raw Materials           $  571,000     $  667,000
            Finished Goods           4,021,000      3,353,000
            Packaging materials        299,000        270,000
                                    ----------     ----------
                                    $4,891,000     $4,290,000
                                    ==========     ==========
(5)      Notes Payable
         -------------

            At June 30, 2004 and December 31, 2003, notes payable represent amounts outstanding under a $7,000,000 line of credit from a commercial lender to the Company's subsidiaries. The line of credit is collateralized by the subsidiaries' accounts receivable and inventory, bears interest at prime rate plus 1/2% (4.50% at June 30, 2004), expires June 19, 2005, and is subject to annual renewal.

            At June 30, 2004, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $7,000,000, of which $5,399,000 was outstanding. The average amounts outstanding for the six months periods ended June 30, 2004 and 2003 were $5,912,000 and $5,130,000, respectively.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(6)      Long-Term Debt and Current Installments of Long-Term Debt
         ---------------------------------------------------------

            Included in long-term debt at June 30, 2004, are four mortgage loans, collateralized by real property, in the aggregate amount of $667,000, less current installments aggregating $50,000.

            During 2000, the Company acquired certain assets and assumed certain liabilities of seven building materials distributors. In connection with certain of these acquisitions, the Company issued uncollateralized 8% promissory notes in the aggregate amount of $850,000 as partial consideration. At June 30, 2004, all but one remaining note payable of $128,000 was paid and the remaining note payable was classified as a current liability.

            Other long-term debt in the aggregate amount of $699,000, less current installments of $298,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 3.10% to 11.4%.

(7)      Income Taxes
         ------------

            At June 30, 2004, the net deferred tax asset of approximately $514,000 consisted of the tax effect of goodwill written off during 2002.

            In the six months and three months ended June 30, 2004, the Company recognized income tax expense of $621,000 and $351,000, compared to a tax expense of $71,000 and $92,000, respectively for the same periods in 2003.

(8)      Capital Stock
         -------------

         (a) Common Stock
             ------------
            At June 30, 2004 and December 31, 2003, the Company had outstanding 9,320,434 and 9,235,434 shares of common stock, respectively, with a $.01 par value per share ("Common Stock"). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of any outstanding preferred stock.

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

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(8)      Capital Stock (continued)
         ------------

         (b) Preferred Stock (continued)
             ---------------

         shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At June 30, 2004 and December 31, 2003, there were no shares of preferred stock outstanding.

         (c) Stock Option Plans
             ------------------

            The Company has two stock option plans, the Directors' Stock Option Plan (the "Directors Plan") and the 1999 Employee Stock Option Plan (the "Employee Plan")(collectively, the "1999 Plans"). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company's Common Stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months following the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board's Compensation and Stock Option Committee (the "Committee"), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 900,000 and 400,000 shares are reserved for issuance under the Employee and Directors' Plans, respectively.

            During the six months ended June 30, 2004 the Company granted options to 25 employees to purchase 117,500 shares at $.31 per share (the fair market price of such shares at the date of grant), exercisable for a five year period under the Employee Plan. Employees exercised options to purchase 85,000 shares of Common Stock at prices ranging from $.18 to $.57 per share during the first six months of the year. Accordingly, as of June 30, 2004, options for 392,500 shares were available for future grants under the Employee Plan and 200,000 shares were available for future grant under the Directors' Plan.

(9)      Earnings Per Share
         ------------------

            Below is a reconciliation between basic and diluted earnings per common share under FAS 128 for the six months and three

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(9)      Earnings Per Share (continued)
         ------------------

         months ended June 30, 2004 and 2003 (in thousands except per share amounts):

                                                          Six Months Ended June 30,
                                   ----------------------------------------------------------------------
                                                  2004                                2003
                                   ----------------------------------------------------------------------
                                   Income       Shares     Per Share     Income      Shares      Per Share
                                   ------       ------     ---------     ------      ------      ---------
Net income                         $1,336           --          --        $116           --          --
Basic earnings
   per share                       $1,336        9,257        $.14        $116        9,235        $.01
                                   ------        -----        ----        ----        -----        ----
Effect of dilutive
   securities:
Options                            $   --          281        $ --        $ --           --        $ --
                                   ------        -----        ----        ----        -----        ----
Diluted earnings
   per common share                $1,336        9,538        $.14        $116        9,235        $.01
                                   ======        =====        ====        ====        =====        ====


                                                           Three Months Ended June 30,
                                   ----------------------------------------------------------------------
                                                  2004                                2003
                                   ----------------------------------------------------------------------
                                   Income       Shares     Per Share     Income      Shares      Per Share
                                   ------       ------     ---------     ------      ------      ---------

Net income                         $  974           --          --        $149           --          --
Basic earnings
   per share                       $  974        9,279        $.10        $149        9,235        $.02
                                   ------        -----        ----        ----        -----        ----
Effect of dilutive
   securities:
Options                            $   --          346        $ --        $ --           --        $ --
                                   ------        -----        ----        ----        -----        ----
Diluted earnings
   per common share                $  974        9,625        $.10        $149        9,235        $.02
                                   ======        =====        ====        ====        =====        ====

            For the six months ended June 30, 2004 and 2003, none and 740,000 options were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive. For the quarter ended June 30, 2004 and 2003, none and 740,000 options were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)     Commitments and Contingencies
         -----------------------------

         (a) Contingencies
             -------------

            As of August 2, 2004, the Company's subsidiary Acrocrete, together with other parties, are defendants in 58 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems ("EIFS"), on single and multi-family residences. The Company's insurance carriers have accepted coverage under a reservation of

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(10)     Commitments and Contingencies (continued)
         -----------------------------

         (a) Contingencies (continued)
             -------------

         rights for 55 of these claims and are providing a defense. Acrocrete expects its insurance carriers will accept coverage for the other 3 recently filed lawsuits. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

            As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company's management is evaluating the creation of a self-insurance fund for these types of claims raised in the future, and believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, for the foreseeable future any uninsured claims should not have a material adverse effect on the Company's financial position. Sales of products used in EIFS applications are believed to represent less than 20% of the Company's annual revenues.

            On June 15, 1999, the Company's subsidiary Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No: 97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects, among which are allegations that certain materials purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. Premix believes it has meritorious defenses to these claims. Since the inception of this matter in 1999 the Company's insurance carrier has retained defense counsel on behalf of Premix and is paying defense costs but has not made a decision regarding coverage to date. Premix expects the insurance carrier to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation, however the Company believes that its ultimate exposure, if any, is not material.

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

            On April 23, 1999, certain dissenting preferred stockholders owning shares of the Company's preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company's merger with a wholly owned subsidiary. On April 30, 2003, the Company reached a settlement with the dissenting preferred stockholders. (See Note (11) of the Consolidated Financial Statements.)

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

            The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these outstanding claims will have a material adverse effect on the Company's financial position, given the uncertainty and unpredictability of litigation, there can be no assurance of this.

         (b) Lease Commitments
             -----------------
            At June 30, 2004, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $1,019,000 for its current operating leases. The leases expire at various dates ranging from February 2005, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   -continued-

(11)     Obligation for Appraisal Rights
         -------------------------------

            On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company's 1998 Merger ("Dissenting Stockholders") reached a settlement (the "Settlement"). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note was to be reduced to $7.00 per share ($567,700) in the event the Company prepaid the Note in full prior to November 1, 2004. If the Note was not paid in full prior to November 1, 2004, the interest rate would increase from 5.6% to 8.0%. The Company satisfied the cash due at closing of the Settlement from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. At December 31, 2003, based on management's intention to prepay the Note in full prior to November 1, 2004, the obligation for Appraisal Rights was classified as a short-term liability and recorded at $568,000 on such accompanying consolidated balance sheet. During the six months ended June 30, 2004 the Company paid the Note in full.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         General
         -------

            The Company's business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company's products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of their effect on the construction industry are uncertain and cannot be predicted.

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

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Special Note Regarding Forward-Looking Statements (continued)
         -------------------------------------------------

         combination of risks may cause actual results to differ from those projected in any forward-looking statements. Further, financial results for any quarter are not necessarily indicative of results to be expected for the year, due in part to the affect weather has on sales and production volume.

            These forward-looking statements speak only as of the date of this document. The Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events.

         Overview
         --------

            The Company's net sales for the six months and three months ended June 30, 2004 increased approximately 39.4% and 45.1% in 2004, respectively, as compared to the same periods in 2003. Demand for products sold by the Company was stronger in the first six months of 2004 compared to 2003 primarily due to greater strength in the new housing and commercial construction markets in the Company's trade area consisting of the Southeastern United States, as well as market share gains in selected territories. Management expects the strength in new construction activity to remain solid in the Company's principal markets during 2004 absent changes in general economic conditions. However it is possible certain product shortages within the industry, including concrete and steel could slow construction activity and reduce demand for Company products in certain of its markets.

            The Company's gross margins improved slightly in the first six months and second quarter of 2004 compared to the same periods in 2003 primarily because of improved construction markets. Selling, general and administrative expenses increased in the first six months and second quarter of 2004 compared to the same periods in 2003, due primarily to higher payroll and delivery expenses related to servicing the increased sales. The Company expects these costs will continue to reflect comparative year-to-year increases because of higher sales. However, since a substantial portion of the Company's costs are fixed in nature, the significant increase in sales had a favorable impact on operating income.

            The Company had cash, cash equivalents and restricted cash of $1,703,000 as of June 30, 2004 compared to $1,870,000 at December 31,
         2003. In the first six months of 2004, the Company retired the $568,000 appraisal obligation note payable to the Company's former preferred stockholders. Management believes that available liquidity under its line of credit with its commercial lender plus expected operating cash flows will meet the Company's cash needs in 2004, including the cash

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Overview (continued)
         --------

         requirements associated with its capital expenditure programs. The Company is undertaking a major plant modernization capital expenditure project for its Winter Springs, Florida manufacturing facility to enhance its manufacturing efficiencies and productivity. Financing commitments have been obtained from a commercial bank to fund approximately $1,130,000 of these capital expenditures, which are expected to aggregate approximately $1,500,000. The Company believes it will maintain sufficient liquidity to supplement the funding requirements for any portion of these capital improvements not financed and meet its current obligations from operations.

         Results of Operations
         ---------------------

         Six Months and Three Months Ended June 30, 2004 compared to 2003
         ----------------------------------------------------------------

            Net sales for the six months and three months ended June 30, 2004 increased $7,558,000 and $4,597,000, or approximately 39.5% and 45.1%, respectively, compared to the same periods in 2003. The increase in sales and greater demand for Company products is principally due to the greater strength in the new housing and commercial construction markets in the Company's trade areas compared to the same periods last year. Such increases in sales occurred even though sales for the six months and three months ended June 30, 2003, included net sales of approximately $961,000 and $478,000, respectively, generated by a distribution facility closed in December 2003.

            Gross profit as a percentage of net sales for the first six months and second quarter of 2004 was approximately 31.8% and 32.4% compared to 31.2% and 31.8% for the same periods in 2003. The Company generated improved gross profit margins from sales through its distribution facilities primarily as a result of increases in purchase discounts and vendor rebates from suppliers in the first six months of 2004 compared to the same period in 2003. The improved margins from the distribution facilities in combination with incremental cost benefits realized from greater volumes of production generated from the Company's manufacturing facilities and minimal increases in selling prices, offset the adverse affect of cost increases of raw materials and higher insurance costs included in cost of sales for Company manufactured products in the comparable periods for 2004 and 2003. The slight increase in comparative gross profit margins for the 2004 and 2003 periods reflect improved market conditions and generally similar competitive conditions in the Company's markets for the sales of both its manufactured and distributed products.

            The Company is continuing its efforts to emphasize the sales of its higher gross profit margin manufactured products

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Six Months and Three Months Ended June 30, 2004 compared to 2003
         ----------------------------------------------------------------
         (continued)

         through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers from which it generally realizes lower gross profit margins.

            Selling, general and administrative expenses increased $684,000 and $438,000 in the six months and second quarter of 2004, or approximately 12.1% and 15.0% compared to the same periods in 2003, prior to the off-set of $263,000 and $160,000 reductions in such expenses for the respective periods related to a former distribution facility closed in December, 2003. Despite the increase, selling, general and administrative expenses as a percentage of net sales for the six months and three months ended June 30, 2004 were approximately 23.8% and 22.7% compared to 29.6% and 28.7% for the same periods in 2003. The percentage decrease was primarily the result of certain fixed costs being absorbed over higher sales volume.

            For the six months ended June 30, 2004, the increase in selling, general and administrative expenses of $947,000, adjusted for the reduction in expenses related to the closed distribution facility, was primarily attributable to an increase of $514,000 in payroll and related costs, and a $184,000 increase in delivery costs, necessary to service the increased sales. In addition, the Company increased its provision for bad debt expense $207,000 in the first six months of 2004 compared to the same period in 2003. For the three months ended June 30, 2004, the adjusted increase in selling, general and administrative expenses of $598,000 was primarily attributable to an increase of $306,000 in payroll and related costs and a $131,000 increase in delivery costs. The provision for bad debt expense in the second quarter of 2004 was $97,000 greater in 2004 compared to the same period in 2003.

            A substantial portion of the Company's costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales in the first six months and second quarter of 2004 compared to the same periods in 2003 had a favorable impact on operating income. As a result of the above factors and the operating leverage gained from the increase in sales, the Company generated operating income of $2,150,000 and $1,430,000 in the first six months and second quarter of 2004 compared to operating income of $302,000 and $325,000 in the same periods last year.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Six Months and Three Months Ended June 30, 2004 compared to 2003
         ----------------------------------------------------------------
         (continued)

            Interest expense increased $15,000 and decreased $3,000 in the first six months and second quarter of 2004, respectively, compared to 2003. The slight increase in interest expense for the first six months of 2004 was primarily due to a greater amount of interest bearing debt outstanding in 2004 compared to 2003.

            Miscellaneous income, net of expenses, decreased $63,000 and $24,000 in the six months and second quarter of 2004, compared to the same periods in 2003. The decrease in miscellaneous income in 2004 is attributed primarily to the Company recognizing greater gains from the disposal of certain equipment in the first six months of 2003 compared to the same period in 2004.

            In the six months and second quarter of 2004, the Company recognized income tax expense of $621,000 and $351,000 compared to an income tax expense of $71,000 and $92,000 for the same periods in 2003.

            After giving effect to the above factors, the Company had net income of $1,336,000 and $974,000, or $.14 and $.10 per fully diluted share, for the six months and second quarter of 2004, compared to net income of $116,000 and $149,000, or $.01 and $.02 per share, for the first six months and second quarter of 2003, respectively.

         Liquidity and Capital Resources
         -------------------------------

            At June 30, 2004, the Company had working capital of approximately $3,606,000 compared to working capital of $2,173,000 at December 31, 2003.

            As of June 30, 2004, the Company had cash and cash equivalents of $859,000. Additionally, the Company had customer payments in the amount of $844,000 that are required to be remitted to the Company's commercial lender upon their bank clearance under the terms of the Company's line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line.

         Sources and Uses of Cash
         ------------------------

            The Company's operations provided approximately $1,579,000 and $9,000 of net cash from operations for the first six months of 2004 and 2003, respectively. The significant increase in cash flow in the first six months of 2004 was primarily attributable to higher net income of $1,336,000 ($116,000 in 2003) and increases in accounts payable and accrued expenses, which in

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Sources and Uses of Cash (continued)
         ------------------------

         aggregate, more than offset increases in accounts receivable and inventory associated with increased sales.

            The net expenditures for investing activities in the first six months of 2004 were $249,000 compared to $210,000 in 2003. The increases in expenditures in 2004 compared to 2003 were primarily the result of a greater amount of purchases of equipment and vehicles to upgrade and improve the Company's job-site delivery capability to its customers. The Company is presently undertaking a plant modernization program for its manufacturing facilities which is expected to require capital commitments of approximately $1,500,000 during the remainder of 2004 and early 2005, of which the majority of funds will be available from financing.

            During the six months ended June 30, 2004, the Company used net cash of approximately $1,394,000 in its financing activities, compared to using $71,000 in 2003. In 2004, the Company increased its long-term borrowing for purchases of equipment and facility improvements by $392,000, compared to increased borrowings of $203,000 for similar items in 2003. In the first six months of 2004, the Company paid off the remaining balance of the Appraisal Rights Obligation of $568,000, compared to a payment of $973,000 in the same period last year. In 2004, the Company reduced notes payable and long-term debt $1,242,000 compared to a net increase of $699,000 in the first six months of 2003.

         Future Commitments and Funding Sources
         --------------------------------------

            At June 30, 2004, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2003. (See Notes 6 and 10 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

            The Company's principal source of short-term liquidity is existing cash on hand and the utilization of a $7,000,000 line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2005, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts recorded but not collected within 120 days are not considered to be eligible receivables for borrowing purposes under the Company's financing agreement with its commercial lender. At June 30, 2004, $5,399,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had additional total available borrowing under its line of credit of approximately $1,601,000 at June 30, 2004.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Future Commitments and Funding Sources (continued)
         --------------------------------------

            Trade accounts receivable represent amounts due from subcontractors, contractors and building materials dealers located principally in Florida, Georgia, Mississippi and other Southeastern states who purchase products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of June 30, 2004, the Company owned and operated ten distribution outlets. Accounts receivable, net of allowance, at June 30, 2004 was $7,712,000 compared to $5,702,000 at December 31, 2003. The increase in receivables of $2,010,000, or approximately 35.3%, was primarily related to increased sales in the first six months of 2004, particularly sales for the month of June 2004 as compared with the month of December 2003 (an increase of approximately $1,795,000 or 48.3%) and to a lesser extent, some slowness in payments by certain customers in 2004 compared to 2003.

            As a result of the consummation of the December 31, 1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At June 30, 2004, the Company had paid $690,000 of such cash amount. Amounts payable to such stockholders at June 30, 2004 results from their non-compliance with the condition for payments.

            Holders representing 81,100 preferred shares elected dissenters' rights under Delaware law. On April 30, 2003, the Company and the dissenting preferred stockholders ("Dissenting Stockholder") reached a settlement (the "Settlement") whereby the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the "Note") for $811,000 due May 1, 2006. The principal balance of the Note would be reduced to $567,700 in the event the Company prepays the Note in full prior to November 1, 2004. If not paid by November 2004 the interest rate would increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. During the six months ended June 30, 2004, the Company paid the
         Note in full.

            At June 30, 2004, the Company has paid the holders of the Subordinated Debentures tendering their bonds an aggregate of $808,000 (primarily during 2002). Amounts payable to stockholders at June 30, 2004 and December 31, 2003 on the Company's consolidated balance sheets includes $213,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

            The Company presently is focusing its efforts on enhancing customer service, increasing operating productivity by reducing costs and expenses through capital investment and improving working capital. During the next twelve months the Company expects to incur various capital expenditures aggregating approximately $400,000 upgrade and maintain its equipment and delivery fleet due to normal wear and tear to

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (continued)
         -------------

         Future Commitments and Funding Sources (continued)
         --------------------------------------

         support its distribution facilities and improve customer service. The Company expects to finance a majority of these expenditures from various lenders with the balance funded by cash derived from operations.

            In addition, the Company is undertaking a major capital project to expand and enhance its manufacturing capabilities to more effectively serve its customer base, to gain production efficiencies and provide the opportunity to broaden its manufactured product lines and enter new markets. The Company has obtained financing commitments from a commercial bank aggregating $1,130,000 and has commenced the capital project for the modernization of its equipment at its Winter Springs, Florida manufacturing facility. Management estimates the modernization project for the Winter Springs manufacturing facility could represent approximately $1,500,000 in capital expenditures.

            Effective March 15, 2004 the Company was forced to renew its products liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company's financial position within the next 15 to 18 months. Due to the uncertainty and unpredictability of litigation there can be no assurances as to when or if any future uninsured claims may be filed. See Note (10).

            The Company believes its cash on hand, cash generated from operations and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the supplemental cash requirements necessary for its capital expenditure programs in 2004 described above.

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

 Item 3  Quantitative and Qualitative disclosures About Market Risks
         -----------------------------------------------------------

         Residential and Commercial Construction Activity
         ------------------------------------------------

            The Company's sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company's control. Some of these factors include interest rates, employment levels, availability of credit, prices of raw materials and consumer confidence. Downturns in the markets that the Company serves, or in the economy generally, could have a material adverse effect on the Company's operating results and financial

         -----------------------------------------------------------

         Residential and Commercial Construction Activity (continued)
         ------------------------------------------------

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

         Exposure to Interest Rates
         --------------------------

            The Company had four variable rate mortgages totaling $667,000 at June 30, 2004. The mortgages bear interest at prime plus 1% and are due March 2009. In addition, the Company's $7,000,000 line of credit from a commercial lender bears an interest rate of prime plus 1/2%. A significant increase in the prime rate could have a material adverse effect on the Company's operating results and financial condition.

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

                           PART II. Other Information


Item 1.  Legal Proceedings
         -----------------

            See notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I Financial Information.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            The Company held its 2004 Annual Meeting of Shareholders on May 26, 2004 (the "Annual Meeting").


            a. At the Annual Meeting, the Company's shareholders voted on the election of Class III directors, Two Class III directors were elected at the Annual Meeting with the votes as indicated below:

                                                       For          Withhold
                                                    ---------       --------
               Lisa M. Brock                        7,299,071        54,779
               S. Daniel Ponce                      7,269,773        25,481

            b. An amendment to the Company's 1999 Employee Stock Option Plan to increase the number of shares available for grants of options from 600,000 to 800,000 was approved by the Company's shareholders at the Annual Meeting by the following vote:

               For:                  4,077,874

               Against:                732,479

               Abstain:                 61,288

               Not Voted:            2,452,911

            c. An amendment to the Company's Director's Stock Option Plan to increase the number of shares available for grants of options from 200,000 to 400,000 was approved by the Company's shareholders at the Annual Meeting by the following vote:

               For:                  4,064,381

               Against:                743,991

               Abstain:                 63,269

               Not Voted:            2,452,911

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K
             -------------------

             A Form 8-K was filed on May 13, 2004 announcing the issuance of a press release setting forth a summary of the

                   IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

         (b) Reports on Form 8-K (continued)
             -------------------

             Company's sales and operating results for the three months ended March 31, 2004.

             In addition, a Form 8-K was filed on June 1, 2004 announcing the issuance of a press release concerning the appointment of Stephen
             C. Brown as President of Just-Rite Supply, Inc., a principal operating subsidiary of the Company.

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



         August 12, 2004