Form 10-Q
period 2004-09-30
IMPERIAL INDUSTRIES INC
filed 2004-11-12
CIK 49930

FORM 10 – Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to  _______________

Commission file number  1-7190

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-4114

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (954) 917-7665

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  No ☒

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 1, 2004: 9,342,934

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

PART I Financial Information

Item 1

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$834,000	$923,000
Restricted cash	1,178,000	947,000
Trade accounts receivable (less
allowance for doubtful accounts of
$808,000 and $556,000 at September 30,
2004 and December 31, 2003, respectively)	7,240,000	5,702,000
Inventories	4,981,000	4,290,000
Deferred income taxes	23,000	157,000
Assets held for sale	231,000	-
Other current assets	337,000	444,000
Total current assets	14,824,000	12,463,000
Property, plant and equipment, at cost	6,449,000	4,228,000
Less accumulated depreciation	(2,614,000)	(2,397,000)
Net property, plant and equipment	3,835,000	1,831,000
Deferred income taxes	430,000	470,000
Other assets	166,000	154,000
	$19,255,000	$14,918,000
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$7,101,000	$6,470,000
Current portion of long-term debt	421,000	425,000
Accounts payable	2,557,000	2,066,000
Obligation for Appraisal Rights	-	568,000
Payable to stockholders	256,000	261,000
Accrued expenses and other liabilities	763,000	478,000
Income taxes payable	374,000	22,000
Total current liabilities	11,472,000	10,290,000
Long-term debt, less current maturities	1,968,000	848,000
Commitments and contingencies (Note 10)	-	-
Stockholders' equity:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 40,000,000 shares authorized; 9,342,934 issued
at September 30, 2004 and 9,235,434 at December 31, 2003, respectively	93,000	92,000
Additional paid-in-capital	13,954,000	13,924,000
Accumulated deficit	(8,232,000)	(10,236,000)
Total stockholders' equity	5,815,000	3,780,000
	$19,255,000	$14,918,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net Sales	$39,883,000	$29,980,000	$13,165,000	$10,820,000

Cost of Sales	27,344,000	20,584,000	9,129,000	7,395,000
Gross profit	12,539,000	9,396,000	4,036,000	3,425,000

Selling, general and
administrative expenses	9,697,000	8,706,000	3,344,000	3,037,000

Operating income	2,842,000	690,000	692,000	388,000

Other income (expense):
Interest expense	(338,000)	(329,000)	(113,000)	(119,000)
Gain on litigation settlement	508,000		508,000
Miscellaneous income	74,000	184,000	42,000	89,000
	244,000	(145,000)	437,000	(30,000)

Income before taxes	3,086,000	545,000	1,129,000	358,000

Income tax expense	(1,083,000)	(207,000)	(462,000)	(136,000)

Net income	$2,003,000	$338,000	$667,000	$222,000

Basic income per common share	$.22	$.04	$.07	$.02

Diluted income per common share	$.21	$.04	$.07	$.02

Weighted average shares outstanding	9,282,095	9,235,434	9,331,521	9,235,434

Weighted average shares and
potentially dilutive shares outstanding	9,595,131	9,270,585	9,708,687	9,341,707

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$2,003,000	$338,000

Adjustments to reconcile net income
to net cash provided by:
Depreciation	369,000	339,000
Amortization	69,000	28,000
Provision for doubtful accounts	487,000	195,000
Provision for deferred income tax	194,000	207,000
Provision for write down of assets	5,000	-
Gain on disposal of fixed assets	(12,000)	(49,000)
Gain on disposal of assets held for sale	(1,000)	-
Gain on litigation settlement	(508,000)	-

(Increase) decrease in:
Accounts receivable	(2,024,000)	(1,241,000)
Inventory	(691,000)	(686,000)
Other assets	(7,000)	96,000

Increase in:
Accounts payable	491,000	795,000
Income taxes payable	352,000	-
Accrued expenses and other liabilities	242,000	199,000
Total adjustments to net income	(1,034,000)	(117,000)

Net cash provided by
operating activities	969,000	221,000

Cash flows from investing activities:
Purchases of property, plant
and equipment	(1,277,000)	(321,000)
Increase in restricted cash	(231,000)	(81,000)
Proceeds received from sale of fixed assets	14,000	26,000
Proceeds received from disposal of assets
held for sale	14,000	—
Proceeds received from insurance settlement	—	47,000

Net cash used in investing activities	(1,480,000)	(329,000)

- continued -

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

-continued-

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Increase in notes payable
banks - net	631,000	1,340,000
Proceeds from issuance of long-term debt	590,000	203,000
Payment of obligation for Appraisal Rights	(568,000)	(973,000)
Repayment of long-term debt	(262,000)	(525,000)
Proceeds received from exercise of stock option	31,000	-
Net cash provided by
financing activities	422,000	45,000

Net decrease in cash and
cash equivalents	(89,000)	(63,000)
Cash and cash equivalents beginning of period	923,000	896,000
Cash and cash equivalents end of period	$834,000	$833,000

Supplemental disclosure of cash flow information:

Cash paid during the nine months for:
Interest	$340,000	$318,000
Income taxes	$550,000	$-

Non-cash transactions:

Capital lease obligations	$103,000	$132,000
Asset acquisitions financed	$487,000	$71,000

Debt assumed in litigation settlement	$916,000	$-
Assets acquired in litigation settlement	$1,376,000	$-
Debt forgiven in litigation settlement	$135,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)

Description of Business and Summary of Significant Accounting Policies

The Company and its subsidiaries are primarily involved in the manufacture and sale of exterior and interior finish wall coatings and mortar products for the construction industry, as well as the sale of building materials from other manufacturers. Sales of the Company’s products as well as other manufacturers’ products, are made to customers located primarily in Florida and other parts of the Southeastern United States through distributors and Company-owned distribution facilities.

a)

Basis of Presentation

The consolidated financial statements herein contain the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. For the nine month periods ended September 30, 2004 and 2003, the Company has determined that it continues to operate in a single operating segment.

b)

Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company’s customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis.

The Company places its cash with commercial banks. At September 30, 2004, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. However, management believes the credit risk related to these deposits is minimal.

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

e)

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

g)

Cash and cash equivalents

The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at September 30, 2004 and December 31, 2003 are short-term time deposits of $124,000 and $123,000, respectively.

h)

Restricted cash

At September 30, 2004 and December 31, 2003 the Company has $1,178,000 and $947,000,respectively, of customer payments that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Such amounts, when applied, will reduce the outstanding balance on the line of credit, resulting in greater borrowing availability.

i)

Revenue recognition policy

Revenue from sales transactions, net of discounts and allowances, is recorded upon transfer of title from the Company to its customers, which is generally upon delivery of inventory.

j)

Purchase rebates

The Company has an arrangement with a buying group organization providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months following fiscal year-end. Management believes the Company will continue to receive vendor rebates from the buying group for the remainder of 2004 and thereafter. However, the size of such rebates will be dependent on maintaining existing sales levels. There can be no assurance that this will continue or that the buying group will continue to provide a comparable amount of vendor rebates in the future on the products purchased by the Company. For the nine and three months ended September 30, 2004, the Company recorded vendor rebates of $193,000 and $79,000, respectively. At September 30, 2004, vendor rebate receivable of $105,000 was included in other current assets.

k)

Stock-based compensation

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees using the intrinsic value method, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

k)

Stock-based compensation (continued)

Because the Company’s policy is to grant employee stock options at an exercise price equal to the fair value of the Company’s stock at the date of grant, the Company has not recognized compensation expense for its employee stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-method to account for stock-based employee compensation:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$2,003,000	$338,000	$667,000	$222,000

Deduct: Total stock-based employee
compensation expense determined
under fair-value-method for
all awards, net of related tax effects	(7,000)	(10,000)	(1,000)	(7,000)

Pro-forma net income	$1,996,000	$328,000	$666,000	$215,000

Income per share:
Basic as reported	$.22	$.04	$.07	$.02
Basic pro-forma	$.22	$.04	$.07	$.02
Diluted as reported	$.21	$.04	$.07	$.02
Diluted pro-forma	$.21	$.04	$.07	$.02

l)

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

m)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, principally notes payable, long-term debt and obligation for appraisal rights, approximates fair value based on discounted cash flows because the borrowing rates are similar to the current rates offered to the Company.

n)

Assets held for sale

At September 30, 2004, the Company has $231,000 assets held for sale consisting primarily of real properties the Company received in connection with the settlement of litigation with a former employee.

(3)

Trade Accounts Receivable

At September 30, 2004, accounts aggregating to $752,000, or approximately 9.3% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $537,000, or approximately 8.6%, of total gross trade receivables outstanding at December 31, 2003. (See Note (5)- Notes Payable). Management believes the allowance for doubtful accounts at September 30, 2004 of $808,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(4)

Inventories

At September 30, 2004 and December 31, 2003 inventories consisted of:

	2004	2003
Raw Materials	$520,000	$667,000
Finished Goods	4,163,000	3,353,000
Packaging materials	298,000	270,000
	$4,981,000	$4,290,000

(5)

Notes Payable

At September 30, 2004 and December 31, 2003, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, bears interest at prime rate plus ½% (5.25% at September 30, 2004), expires June 19, 2005, and is subject to annual renewal. The line of credit was increased from $7,000,000 to $7,300,000 effective September 15, 2004, and subsequently to $8,000,000 on October 20, 2004.

At September 30, 2004, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated $7,300,000, of which $7,101,000 was outstanding. If the restricted cash had been applied to the line of credit as of September 30, 2004, the outstanding balance of the line of credit would have been $5,923,000. The average amounts outstanding for the nine months periods ended September 30, 2004 and 2003 were $6,051,000 and $5,447,000, respectively.

(6)

Long-Term Debt and Current Installments of Long-Term Debt

Included in long-term debt at September 30, 2004, are six mortgage loans, collateralized by real property, in the aggregate amount of $1,384,000, less current installments aggregating $83,000.

Other long-term debt in the aggregate amount of $1,005,000,less current installments of $338,000, relates principally to equipment financing. The notes bear interest at various rates ranging from 3.10% to 11.4%.

(7)

Income Taxes

At September 30, 2004, the net deferred tax asset of approximately $453,000 consisted primarily of the tax effect of goodwill written off during 2002.

In the nine months and three months ended September 30, 2004, the Company recognized income tax expense of $1,083,000 and $462,000, compared to a tax expense of $207,000 and $136,000, respectively for the same periods in 2003.

(8)

Capital Stock

a)

Common Stock

 At September 30, 2004 and December 31, 2003, the Company had outstanding 9,342,934 and 9,235,434 shares of common stock, respectively, with a $.01 par value per share (“Common Stock”). The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of any outstanding preferred stock.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(8)

Capital Stock (continued)

b)

Preferred Stock

 The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At September 30, 2004 and December 31, 2003, there were no shares of preferred stock outstanding.

c)

Stock Option Plans

The Company has two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan”)(collectively, the “1999 Plans”). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company’s Common Stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months following the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 900,000 and 400,000 shares are reserved for issuance under the Employee and Directors’ Plans, respectively.

During the nine months ended September 30, 2004 the Company granted options to 27 employees to purchase 217,500 shares at prices ranging from $.31 to $.72 per share and options to non-employee Directors to purchase 100,000 shares at $.72 per share (the fair market price of such shares at the date of grant). All options granted are exercisable for a five year period under the terms of the Plans. Employees exercised options to purchase 107,500 shares of Common Stock at prices ranging from $.18 to $.57 per share during the first nine months of the year. Accordingly, as of September 30, 2004, options for 500,000 shares remain outstanding at a weighted exercise price of $.40 and options for 292,500 shares were available for future grants under the Employee Plan. Options to purchase 300,000 shares are outstanding at a weighted exercise price of $.47 and 100,000 shares were available for future grant under the Directors’ Plan.

(9)

Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the nine months and three months ended September 30, 2004 and 2003 (in thousands except per share amounts):

	Nine Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$2,003			$338
Basic earnings
per share	$2,003	9,282	$.22	$338	9,235	$.04
Effect of dilutive
securities:
Options	$-	313	$(.01)	$-	36	$-
Diluted earnings
per common share	$2,003	9,595	$.21	$338	9,271	$.04

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(9)

Earnings Per Share (continued)

	Three Months Ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$667			$222
Basic earnings
per share	$667	9,332	$.07	$222	9,235	$.02
Effect of dilutive
securities:
Options	$-	377	$-	$-	107	$-
Diluted earnings
per common share	$667	9,709	$.07	$222	9,342	$.02

For the nine months ended September 30, 2004 and 2003, none and 345,000 options were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive. For the quarter ended September 30, 2004 and 2003, none and 345,000 options were excluded from the diluted earnings per share computations, respectively, because they were anti-dilutive.

(10)

Commitments and Contingencies

a)

Contingencies

As of November 1, 2004, the Company’s subsidiary Acrocrete, together with other non-affiliated parties, are defendants in 61 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems (“EIFS”), on single and multi-family residences. The Company’s insurance carriers have accepted coverage under a reservation of rights for 60 of these claims and are providing a defense. Acrocrete expects its insurance carriers will accept coverage for the other 1 recently filed lawsuit. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

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

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company’s management is evaluating the creation of a self-insurance fund for these types of claims raised in the future, and believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, for the foreseeable future any uninsured claims should not have a material adverse effect on the Company’s financial position. Sales of products used in EIFS applications are believed to represent less than 20% of the Company’s annual revenues. As of the date hereof, no uninsured claims have been filed against Acrocrete.

On June 15, 1999, the Company’s subsidiary Premix was served with a complaint captioned Mirage Condominium Association, Inc. v. Premix, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No: 97-27544 (CA-11). The lawsuit raises a number of allegations against 12 separate defendants involving alleged construction defects, among which are allegations that certain materials purportedly provided by Premix to the Developers/Contractor and used to anchor balcony railings to the structure were defective. Premix believes it has

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(10)

Commitments and Contingencies (continued)

a)

Contingencies (continued)

meritorious defenses to these claims. Since the inception of this matter in 1999 the Company’s insurance carrier has paid defense costs but has not made a decision regarding coverage to date. Premix expects the insurance carrier to continue to pay defense costs and to eventually accept coverage. As discovery is not yet completed, Premix is unable to determine the exact extent of its exposure or the outcome of this litigation. However the Company believes that its ultimate exposure, if any, is not material.

On April 23, 1999, certain dissenting preferred stockholders owning shares of the Company’s preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company’s merger with a wholly owned subsidiary. On April 30, 2003, the Company reached a settlement with the dissenting preferred stockholders. (See Note (11) of the Consolidated Financial Statements.)

In March 2003, Just-Rite instituted litigation against a former employee of the Company’s Gulfport, Mississippi distribution facility, and other defendants, due to alleged violations by the employee of his non-compete agreements executed in connection with the acquisition of the business at that location. The litigation against the former employee sought to enjoin further violations of his non-compete agreement and for damages resulting from such actions. On September 27, 2004, Just-Rite completed a settlement of the litigation against the former employee. Pursuant to the settlement, Just-Rite acquired certain properties subject to approximately $97,000 of contingent liabilities. The contingent liabilities are expected to be satisfied from the liquidation of the assets of another defendant to the settlement. (See Note (12) of the Consolidated Financial Statements.)

Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these outstanding claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation, there can be no assurance of this.

b)

Lease Commitments

At September 30, 2004, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $1,285,000 for its current operating leases. The leases expire at various dates ranging from February 2005, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(11)

Obligation for Appraisal Rights

On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company’s 1998 Merger (“Dissenting Stockholders”) reached a settlement (the “Settlement”). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the “Note”) for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note was to be reduced to $7.00 per share ($567,700) in the event the Company prepaid the Note in full prior to November 1, 2004. If the Note was not paid in full prior to November 1, 2004, the interest rate would increase from 5.6% to 8.0%. The Company satisfied the cash due at closing of the Settlement from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. At December 31, 2003, based on management’s intention to prepay the Note in full prior to November 1, 2004, the obligation for Appraisal Rights was classified as a short-term liability and recorded at $568,000 on such accompanying consolidated balance sheet. During the nine months ended September 30, 2004 the Company paid the Note in full.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(12)

Settlement of Litigation and Acquisition of Assets

On September 27, 2004, the Company’s subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) completed a settlement (“Settlement”) of its litigation against a former employee and others (“Settling Defendants”), case styled Just-Rite Supply, Inc. v. Dennis Robertson, Sr. et al, Case No. 1:03 CV214 GuRo in the United States District Court of the Southern District of Mississippi, Southern Division. The former employee was previously employed at Just-Rite’s Gulfport, Mississippi distribution facility. Just-Rite alleged violations by the employee of his non-compete agreements related to the acquisition of the business at that location. Under the terms of the Settlement, the former employee and certain of the Settling Defendants entered into new three-year non-compete agreements with Just-Rite. In addition, as part of the Settlement, Just-Rite received four parcels of real properties, including two warehouse buildings currently utilized by Just-Rite’s Gulfport, Mississippi distribution facility. Such facilities were previously leased from the former employee. The remaining two parcels of real property, valued at approximately $211,000, was classified as held for sale at September 30, 2004. Just-Rite also received two delivery trucks. The assets received had an aggregate value of $1,376,000. All assets acquired were subject to indebtedness. Further, a promissory note payable with a remaining principal balance and accrued interest of approximately $144,000 due from Just-Rite associated with the acquisition of the business was cancelled.

As part of the Settlement, Just-Rite paid cash consideration of approximately $45,000, and assumed equipment debt and mortgage indebtedness in the aggregate amount of approximately $916,000 collateralized by the assets received in the Settlement. In addition, Just-Rite incurred approximately $97,000 in contingent liabilities at September 30, 2004 which is expected to be satisfied from the liquidation of certain assets of a Settling Defendant which were not transferred to Just-Rite. The assumed indebtedness for the acquired facilities and trucks requires aggregate monthly payments of approximately $9,700 including interest, with a balloon payment for the remaining principal balance, plus accrued interest due and payable in 2008. Just-Rite recognized a gain of $508,000 from the Settlement and a decrease in rent payable of approximately $10,500 per month.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company’s products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of their effect on the construction industry are uncertain and cannot be predicted. Recently, the four hurricanes that struck Florida in the third quarter of 2004 caused a significant amount of property damage throughout the State of Florida and caused a temporary reduction in construction activity (which has subsequently recovered)and demand for Company products in a majority of the Company’s trade areas.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond the Company’s control, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; availability of qualified personnel; and labor and employee benefit costs.

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected for the full year, due in part to the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements speak only as of the date of this document. The Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

Overview

The Company’s net sales for the nine months and three months ended September 30, 2004 increased approximately 33.0% and 21.7% in 2004, respectively, as compared to the same periods in 2003. Demand for products sold by the Company was stronger in the first nine months of 2004 compared to 2003 primarily due to greater strength of the new housing and commercial construction markets in the Company’s trade area consisting of the Southeastern United States, as well as market share gains in selected territories.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

A significant portion of the Company’s sales are generated from the areas impacted by the four hurricanes that struck Florida and other parts of the Southeastern United States in the third quarter. Although the Company suffered no significant damage to its facilities, the disruption in operations caused by the hurricanes resulted in lost sales and lower productivity for the quarter. Lower demand for Company products because of delays in construction activity associated with storm contingency planning, storm damage and lost power also had an adverse effect on the Company’s third quarter results as it had on most other businesses in the region. The Company estimates it suffered lost sales of approximately $1,200,000.

Based on historical costs, the incremental lost sales resulted in lost profits before taxes of approximately $400,000 because of the storms. As hurricane cleanup and recovery efforts have given way to rebuilding in the damaged areas, the Company believes there should be an increased demand for its products in the future.

Although management expects the strength in new construction and rebuilding activity to remain solid in the Company’s principal markets during the remainder of 2004 and for all of 2005 (absent changes in general economic conditions), it is possible certain product shortages within the industry, including concrete and steel, together with delays in the rebuilding efforts in certain storm-damaged areas, could extend into the fourth quarter and cause some delay of demand for Company products.

The Company’s gross margins remained approximately the same in the first nine months and decreased in the third quarter of 2004 compared to the same periods in 2003. Gross profit margins were impacted by higher costs for raw materials utilized in its manufactured products in the third quarter of 2004. Selling, general and administrative expenses increased in the first nine months and third quarter of 2004 compared to the same periods in 2003, due primarily to higher payroll and delivery expenses related to the servicing of the increased sales. The Company expects these costs will continue to reflect comparative year-to-year increases in 2004 because of higher sales. Since a substantial portion of the Company’s costs are fixed in nature, the significant increase in sales in 2004 had a favorable impact on operating income.

The Company had cash, cash equivalents and restricted cash of $2,012,000 as of September 30, 2004 compared to $1,870,000 at December 31, 2003. In the first nine months of 2004, the Company retired the $568,000 appraisal obligation note payable to the Company’s former preferred stockholders and expended approximately $643,000 on a major plant modernization project for its Winter Springs, Florida manufacturing facility to enhance its manufacturing efficiencies and productivity. Management believes that available liquidity under its increased line of credit with its commercial lender, other bank financing arrangements, plus expected operating cash flows will meet the Company’s cash needs, including the cash requirements associated with its capital expenditure programs in the remainder of 2004 and for 2005.

Results of Operations

Nine Months and Three Months Ended September 30, 2004 compared to 2003

Net sales for the nine months and three months ended September 30, 2004 increased $9,903,000 and $2,345,000, or approximately 33.0% and 21.7%, respectively, compared to the same periods in 2003. The increase in sales and greater demand for Company products is principally due to the greater strength in the new housing and commercial construction markets in the Company’s trade areas compared to the same periods last year. Such increases in sales occurred even though sales for the nine months and three months ended September 30, 2003, included net sales of approximately $1,572,000 and $612,000, respectively, generated by a distribution facility closed in December 2003. Also, the Company estimates it suffered lost sales of approximately $1,200,000 due to a reduced demand for its products during the third quarter of 2004 because of a temporary decline in construction activity (which has subsequently recovered) caused by the disruption to operations from the storm damages inflicted by four hurricanes.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months and Three Months Ended September 30, 2004 compared to 2003

Gross profit as a percentage of net sales for the first nine months and third quarter of 2004 was approximately 31.4% and 30.7% compared to 31.3% and 31.7% for the same periods in 2003. The Company realized lower gross profit margins in the third quarter of 2004 compared to the same period in 2003 primarily because of raw material cost increases, as well as higher insurance costs, for Company manufactured products. The 2004 and 2003 periods reflect generally similar competitive conditions in the Company’s markets for the sales of both its manufactured and distributed products.

The Company is continuing its efforts to emphasize the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers from which it generally realizes lower gross profit margins. The Company is making an aggregate investment of approximately $1,500,000 in its Winter Springs, Florida manufacturing facility in an effort to increase production efficiencies to offset raw material cost increases and to help manage rising operating costs.

Selling, general and administrative expenses increased $991,000 and $307,000 in the nine months and third quarter of 2004, or approximately 11.4% and 10.1% compared to the same periods in 2003, prior to the off-set of expenses of $510,000 and $248,000 for the respective periods related to a former distribution facility closed in December, 2003. Despite the increase, selling, general and administrative expenses as a percentage of net sales for the nine months and three months ended September 30, 2004 were approximately 24.3% and 25.4% compared to 29.0% and 28.1% for the same periods in 2003. The percentage decrease was primarily the result of certain fixed costs being absorbed over higher sales volume.

For the nine months ended September 30, 2004, the increase in selling, general and administrative expenses of $1,501,000, adjusted for the reduction in expenses related to the closed distribution facility, was primarily attributable to an increase of $863,000 in payroll and related costs, a $187,000 increase in delivery costs necessary to service the increased sales, and a $126,000 increase in insurance expenses. In addition, the Company increased its provision for bad debt expense $291,000 in the first nine months of 2004 compared to the same period in 2003. For the three months ended September 30, 2004, the adjusted increase in selling, general and administrative expenses of $555,000 was primarily attributable to an increase of $338,000 in payroll and related costs, a $14,000 increase in delivery costs and a $29,000 increase in insurance expenses. The provision for bad debt expense in the third quarter of 2004 was $59,000 greater in 2004 compared to the same period in 2003.

A substantial portion of the Company’s costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales in the first nine months and third quarter of 2004 compared to the same periods in 2003 had a favorable impact on operating income. As a result of the above factors and the operating leverage gained from the increase in sales, the Company generated operating income of $2,842,000 and $692,000 in the first nine months and third quarter of 2004 compared to operating income of $690,000 and $388,000 in the same periods last year. In addition, management estimates the Company’s results for the nine months and three months ended September 30, 2004 suffered the effects of a $400,000 loss in income before taxes because of the disruption to operations caused by the recent hurricanes.

Interest expense increased $9,000 and decreased $6,000 in the first nine months and third quarter of 2004, respectively, compared to 2003. The slight increase in interest expense for the first nine months of 2004 was primarily due to a greater amount of interest bearing debt outstanding in 2004 compared to 2003.

Miscellaneous income, net of expenses, decreased $110,000 and $47,000 in the nine months and third quarter of 2004, compared to the same periods in 2003. The decrease in miscellaneous income in 2004 is attributed primarily to the Company recognizing greater gains from the disposal of equipment in the first nine months of 2003 compared to the same period in 2004.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months and Three Months Ended September 30, 2004 compared to 2003 (continued)

For the nine months ended September 30, 2004, the Company recognized a gain of $508,000 from the settlement of litigation against a former employee related to his alleged violation of non-compete agreements with the Company.

In the nine months and third quarter of 2004, the Company recognized income tax expense of $1,083,000 and $462,000 compared to an income tax expense of $207,000 and $136,000 for the same periods in 2003.

After giving effect to the above factors, the Company had net income of $2,003,000 and $667,000, or $.21 and $.07 per fully diluted share, for the nine months and third quarter of 2004, compared to net income of $338,000 and $222,000, or $.04 and $.02 per fully diluted share, for the first six months and second quarter of 2003, respectively.

Liquidity and Capital Resources

At September 30, 2004, the Company had working capital of approximately $3,352,000 compared to working capital of $2,173,000 at December 31, 2003, primarily due to the significant increase in accounts receivable associated with greater sales during 2004.

As of September 30, 2004, the Company had cash and cash equivalents of $834,000. Additionally, the Company had customer payments in the amount of $1,178,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line.

Sources and Uses of Cash

The Company’s operations provided approximately $969,000 and $221,000 of net cash from operations for the first nine months of 2004 and 2003, respectively. The significant increase in cash flow in the first nine months of 2004 was primarily attributable to higher net income of $2,003,000 ($338,000 in 2003) in combination with increases in accounts payable and accrued expenses, which in aggregate, more than offset increases in accounts receivable and inventory associated with increased sales.

The net expenditures for investing activities in the first nine months of 2004 were $1,480,000 compared to $248,000 in 2003. The increases in expenditures in 2004 compared to 2003 were primarily the result of expenditures for the Company’s Plant Modernization project at its Winter Springs, Florida manufacturing facility, construction of a new warehouse distribution facility in Tampa, Florida as well as a greater amount of purchases of equipment and vehicles to upgrade and improve the Company’s job-site delivery capability to its customers. At September 30, 2004 the Company had expended approximately $643,000 for the Plant Modernization project paid from temporary borrowings under the Company’s line of credit and financing from a financial institution. The Company expects this project will require total capital commitments of up to $1,500,000 and is scheduled to be completed during the first quarter of 2005.

During the nine months ended September 30, 2004, the Company generated net cash of approximately $422,000 in its financing activities, compared to $45,000 in 2003. In 2004, the Company increased its long-term borrowing for purchases of property, equipment and facility improvements by $590,000, compared to increased borrowings of $203,000 for equipment purchases in 2003. In the first nine months of 2004, the Company paid off the remaining balance of the Appraisal Rights Obligation of $568,000, compared to a payment of $973,000 in the same period last year. In 2004, the Company increased notes payable $631,000 compared to a net increase of $1,340,000 in the first nine months of 2003.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources

At September 30, 2004, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2003, except for the indebtedness incurred in conjunction with the acquisition of assets related to the settlement of litigation with a former employee. (See Notes 6, 10 and 12 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of its line of credit with a commercial lender. The maturity date of the line of credit is June 19, 2005, subject to annual renewal. Premix, Acrocrete and Just-Rite borrow on the line of credit based upon, and collateralized by, their eligible accounts receivable and inventory. Generally, accounts recorded but not collected within 120 days are not considered to be eligible receivables for borrowing purposes under the Company’s financing agreement with its commercial lender. At September 30, 2004, $7,101,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had additional total available borrowing under its line of credit of approximately $199,000 at September 30, 2004. At October 20, 2004 the Company increased its line of credit from $7,300,000 to $8,000,000 to increase its borrowing capacity.

Trade accounts receivable represent amounts due from subcontractors, contractors and building materials dealers located principally in Florida, Georgia, Mississippi and other Southeastern states who purchase products on an unsecured open account basis and through Company owned warehouse distribution outlets. As of September 30, 2004, the Company owned and operated ten distribution outlets. Accounts receivable, net of allowance, at September 30, 2004 was $7,240,000 compared to $5,702,000 at December 31, 2003. The increase in receivables of $1,538,000, or approximately 27.0%, was primarily related to increased sales in the first nine months of 2004, and to a lesser extent, some slowness in payments by certain customers in 2004 compared to 2003. Management believes the recent hurricanes precluded a number of customers from installing the Company’s products on job sites and collecting from their own customers, which conditions contributed to the customers’ temporary inability to make required payments to the Company when due.

As a result of the consummation of the Company’s December 31, 1998 merger, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At September 30, 2004, the Company had paid $690,000 of such cash amount. Amounts payable to such stockholders at June 30, 2004 results from their non-compliance with the condition for payments.

Holders representing 81,100 preferred shares elected dissenters’ rights under Delaware law resulting from the aforementioned merger. In April 2003, the Company and the dissenting preferred stockholders (“Dissenting Stockholder”) reached a settlement (the “Settlement”) whereby the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the “Note”) for $811,000 due May 1, 2006. The principal balance of the Note would be reduced to $567,700 in the event the Company prepays the Note in full prior to November 1, 2004. If not paid by November 2004 the interest rate would increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. During the nine months ended September 30, 2004, the Company paid the Note in full.

At September 30, 2004, the Company has paid the holders of subordinated debentures issued in 1998 an aggregate of $808,000 (primarily during 2002). Amounts payable to stockholders at September 30, 2004 and December 31, 2003 on the Company’s consolidated balance sheets includes $213,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such instrument.

The Company presently is focusing its efforts on enhancing customer service, increasing operating productivity by reducing costs and expenses through capital investment and improving working capital. During the next twelve months the Company expects to incur various new capital expenditures aggregating approximately $400,000 to upgrade and maintain its equipment and delivery fleet due to normal wear and tear to support its distribution facilities and improve customer service. The Company expects to finance a majority of these expenditures from various lenders with the balance funded by cash derived from operations.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources (continued)

In addition, the Company has undertaken a major capital project to expand and enhance its manufacturing capabilities to more effectively serve its customer base, to gain production efficiencies and provide the opportunity to broaden its manufactured product lines and enter new markets. The Company has obtained financing agreements from a commercial bank aggregating $1,130,000 to finance the major portion of the capital project for the modernization of its equipment at its Winter Springs, Florida manufacturing facility. Management estimates the modernization project for the Winter Springs manufacturing facility expected to be completed in the first quarter of 2005, will aggregate approximately $1,500,000 in capital expenditures.

Effective March 15, 2004 the Company was forced to renew its products liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company’s financial position within the next 12 months. However, due to the uncertainty and unpredictability of litigation there can be no assurances as to when, or if any future uninsured claims may be filed, and if they were, to not be material. See Note (10).

The Company believes its cash on hand, cash generated from operations and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the supplemental cash requirements necessary for its capital expenditure programs described above.

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully maintain profitable operations.

Item 3

Quantitative and Qualitative disclosures About Market Risks

The Company’s business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. The Company’s future results could be materially and adversely impacted by changes in these or other factors. (See also “Risk Factors” in the Company’s filings with the Securities and Exchange Commission (including its Form 10-K) for a description of some, but not all, risks, uncertainties and contingencies.)

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company’s control. Some of these factors include interest rates, employment levels, availability of credit, prices of raw materials and consumer confidence. Downturns in the markets that the Company serves, or in the economy generally, could have a material adverse effect on the Company’s operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins.

The Company’s first quarter revenues and, to a lesser extent, its fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases during these periods. Because much of the Company’s overhead and expenses remain relatively fixed throughout the year, Company profits also tend to be lower during the first and fourth quarters.

Exposure to Interest Rates

The Company had six variable rate mortgages totaling $1,384,000 at September 30, 2004. The mortgages bear interest at rates ranging from prime plus ½% to 1% and are due in 2008 and 2009. In addition, the Company’s $8,000,000 line of credit from a commercial lender bears an interest rate of prime plus ½%. A significant increase in the prime rate could have a material adverse effect on the Company’s operating results and financial condition.

Item 4

Controls and Procedures

a.  Evaluation of disclosure controls and procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officer who certifies the Company’s financial reports, as well as to other members of senior management and the Board of Directors.

The Company’s management, under the supervision of the Company’s Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

10.2

Employee Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.4).

10.3

Directors Stock Option Plan (Incorporated by reference to Form 10-K dated December 31, 2000, Exhibit 10.5).

10.4

Form of Promissory Note issued in Settlement of Preferred Stock Dissenters Rights. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.4)

10.5

Amendment No. 3 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated April 22, 2003. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.5)

10.6

Amendment No. 4 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc dated as of September 15, 2004.

10.7

Amendment No. 5 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of October 20, 2004.

10.8

Stipulation to Final Judgment and Permanent Injunction, Settlement and Release Agreement by and between Just-Rite Supply, Inc and Dennis L. Robertson, Sr. et al dated as of September 27, 2004.

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
Betty Jean Murchison
Chief Accounting Officer/
Assistant Vice President

November 11, 2004