Form 10-K
period 2004-12-31
IMPERIAL INDUSTRIES INC
filed 2005-03-31
CIK 49930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

Commission File Number 1-7190

IMPERIAL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	65-0854631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-1417

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (954) 917-7665

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the average bid and asked price of the registrant’s Common Stock ($.01 par value) on March 23, 2005 is: $14,013,691

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 23, 2005: 2,429,663.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Report is incorporated herein by reference to the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders.

PART I

Item 1.

Business

General

Imperial Industries, Inc., (the “Company”) is a Delaware corporation, which, through its predecessor corporation, has been in existence since 1968. The Company’s executive offices are located at 1259 Northwest 21st Street, Pompano Beach, Florida 33069 and the telephone number at such offices is (954) 917-7665.

The Company, through its subsidiaries, is engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern part of the United States, as well as foreign countries. The Company has three manufacturing facilities for its products and ten distribution outlets through which it markets certain of its manufactured products and other purchased products directly to developers, builders, contractors, and sub-contractors.

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

The Company manufactures product through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”) and Acrocrete, Inc. (“Acrocrete”). The Company distributes its own and complementary products through its wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The manufacturing facilities primarily produce and distribute stucco, pool finish coatings, roof tile mortar and plaster products, while the distribution facilities expand the Company’s product line by distributing gypsum, roofing and insulation products, as well as products manufactured by the Company.

Stucco products are applied as a finishing coat to exterior surfaces and pool finish products are applied as coatings for underground swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Plaster customarily is used to finish interiors of structures.

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

Premix products accounted for approximately 24%, 25% and 24% of the Company’s consolidated annual revenues in the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, a majority of all roof tile mortar sales have been derived from South Florida. The Company has expanded its marketing efforts for this product to other areas of Florida.

Item 1.

Business (continued)

Acrocrete

Acrocrete has manufactured synthetic acrylic stucco products since 1988. The Company’s trade name “Acrocrete” and certain of its manufactured products are described by trade names protected by registered trademarks. Acrocrete’s products, used principally for exterior wall coatings, broaden and complement the range of products produced and sold by Premix. Management believes acrylic stucco products have certain advantages over traditional cementitious stucco products for certain types of construction applications because synthetic acrylic products provide a hard durable finish with stronger color retention properties. Further, acrylic stucco products have improved flexibility characteristics, which minimizes the problems of cracking of cement coating. Acrocrete’s product system provides for energy efficiency for both residential and commercial buildings.

For the fiscal years ended December 31, 2004, 2003 and 2002, Acrocrete’s sales accounted for approximately 18%, 23% and 25%, respectively, of the Company’s consolidated annual revenues.

The decline in Acrocrete sales as a percentage of the Company’s consolidated annual revenues is due principally to reduced demand for synthetic acrylic stucco products within the construction industry, lack of building code approvals for certain product applications, as compared to certain other competitors, causing market share limitations, inability to obtain product liability insurance for certain type of product applications and more intense competitive pressures within the industry.

Just-Rite

Just-Rite owns and operates the Company’s wholesale distribution facilities. Prior to 2000, these facilities were operated through Acrocrete. During 2000, Just-Rite acquired nine additional building distribution facilities to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services beyond those supported by the Company’s manufacturing operations. Management believes the acquired distribution facilities position the Company to gain a greater market share for its manufactured products through a more direct sales approach to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to its existing product lines. In 2001, the Company closed three distribution facilities and eliminated installation services being provided at two other distribution facilities related to the acquired operations. In 2002, the Company closed another distribution facility associated with the acquired operations and opened a new facility in South Florida. In 2003, an additional distribution facility associated with the acquired operations was closed. As of December 31, 2004, Just-Rite operated 10 distribution facilities.

For the fiscal years ended December 31, 2004, 2003,and 2002, Just-Rite’s sales, excluding the sale of Premix and Acrocrete products, accounted for approximately 58%, 52% and 51% of the Company’s consolidated annual revenues.

Company Growth Opportunities

The Company believes the gypsum, roofing and stucco building products distribution industries are fragmented and have the potential for consolidation in response to the competitive disadvantages faced by smaller distributors. Management believes that these industries are characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability, as well as competitive pricing and breadth of product line to their customers. The competitive environment for these distributors, in combination with the desire for owners of certain of these distributors to gain liquidity, provides an opportunity for expansion through acquisition. Management believes that growth opportunities exist for a Company with the ability to source and distribute products effectively to serve the building materials industry and to effect cost savings through economies of scale which can be applied to acquired companies.

The Company’s primary focus in the past has been to complete the integration of the distribution outlets acquired in 2000 with its existing operations and to attempt to effect cost savings and gain productivity in the consolidation of these acquired operations. The Company has taken action to improve operating performance in the Company’s distribution facilities through (i) an approximate 32% reduction in workforce (68 employees) in 2001; (ii) closure of three under-performing distribution locations in Mississippi in 2001, one in Florida in 2002 and one in Alabama in 2003; (iii) elimination of installation services at two other locations; and (iv) development of a

Item 1.

Business (continued)

Company Growth Opportunities (continued)

consolidated purchasing program. While the Company continues to emphasize internal growth through gains in productivity and the possible opening of new distribution facilities, of which several sites are under consideration, it believes there exists a number of possible acquisition candidates. The Company presently is not seeking any acquisitions and does not have any binding understanding, agreement or commitment regarding any potential acquisition. The Company may pursue acquisitions in the future if such acquisitions will enhance Company operations.

In 2004, the Company obtained financing and acquired equipment to modernize the Premix manufacturing facility located in Winter Springs, Florida in an effort to both gain efficiencies in its manufacturing processes and provide production capacity for additional products. The Company anticipates that the modernization project will be completed at the end of the first quarter of 2005.

Suppliers

Premix’s raw materials and products are purchased from approximately 31 suppliers. While seven suppliers account for approximately 80% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Equivalent materials are readily available from other sources at similar prices.

Acrocrete’s raw materials are purchased from approximately 27 suppliers, of which five account for approximately 86% of Acrocrete’s raw material purchases. However, equivalent materials are available from several other sources at similar prices and Acrocrete is not dependent on any one supplier for its requirements.

The Just-Rite distribution outlets sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors’ behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 27%, 28% and 23% of Just-Rite purchases in 2004, 2003 and 2002. However, there are other buying organizations in which the Company believes it can obtain product at the same or similar prices.

Marketing and Sales

The Company’s marketing and sales strategy is to create a profit center for the products it manufactures, as well as enlarging its product offerings to include certain complementary products and other building materials manufactured by other companies. The complementary items are purchased by the Company and held in inventory, together with manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The total package sales approach to the new and renovation construction markets is targeted at both the end user of the Company’s products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end-user, and in some instances, retail customers.

While the Company’s manufactured sales have typically been to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company’s manufactured products. No one non-affiliated independent distributor has accounted for 10% or more of total sales during the past three years. Sales of the Company’s manufactured products through Just-Rite accounted for approximately 40%, 38% and 33% of the revenues generated from the Company’s manufacturing facilities for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company believes the loss of any one independent distributor would not cause a material loss in sales because the brand preference the Company’s products have with contractors and subcontractors generally cause the user to seek a distributor who carries the Company’s products. The Company markets its products to distributors through Company salesmen located in the Southeastern United States who promote both Premix and Acrocrete products.

Item 1.

Business (continued)

Marketing and Sales (continued)

The Company established its first distribution facility in 1994 when it opened a facility in Savannah, Georgia to sell its Acrocrete products and certain complementary products manufactured by other companies to the end user.

Over the following several years the Company opened new distribution facilities and expanded its distribution facilities into other parts of Florida, as well as Alabama and Mississippi to gain market share for both Company manufactured products and building materials manufactured by other companies through acquisitions and start-ups. Just-Rite currently has ten (10) distribution facilities in Florida, Georgia, Mississippi and Alabama and is considering the opening of additional facilities. Just-Rite sales to end-users, including Company manufactured products, accounted for 75% of total revenues in 2004.

The Company’s distribution facilities each consist of between approximately 4,000 to 29,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, increase profit margins from the sale of the Company’s products and to expand operations by distributing a wide range of products to the construction industry.

Seasonality

The sale of the Company’s products in the construction market for the Southeastern United States is generally somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year. Primarily as a result of acquisitions consummated in 2000 located in Northwest Florida and Mississippi, management believes the Company’s sales are more subject to seasonal fluctuation than in previous periods.

Competition

The Company’s business is highly competitive and varies depending on product line and geographic market. Premix and Acrocrete encounter significant competition from local, independent firms, as well as regional and national manufacturers of acrylic, cement and plaster products, most of whom manufacture products similar to those of Premix and Acrocrete. The Just-Rite distribution facilities encounter significant competition from local independent distributors as well as regional and national distributors who sell similar products. Many of these competitors are larger, more established and better financed than the Company. The Company competes with the other companies based primarily upon product performance and quality, customer service and prices through maintaining lower overhead than larger national companies.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulation in the normal course of its business. Although the Company believes that its manufacturing, handling, using, selling and disposing of its raw materials and products are in accord with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company’s operations. Capital expenditures for this purpose have not been material in past years, and expenditures for 2005 to comply with existing laws and regulations are also not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Employees

The Company and its subsidiaries had 171 full time employees as of December 31, 2004. The Company considers its employee relations to be satisfactory. The Company’s employees are not subject to any collective bargaining agreement.

Item 1.

Business (continued)

Available Information (continued)

Copies of Imperial Industries, Inc.’s quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary of the Company or by calling 954-917-7665. All of the Company’s SEC filings are also available on the Company’s website at www.imperialindustries.com as soon as reasonably practicable after having been electronically filed or furnished to the SEC. In addition, the Company’s Code of Business Conduct is available at that website address and will be provided without charge to any shareholder submitting a written request.

Additionally, materials the Company files with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.

Properties

The Company and its subsidiaries conduct operations from a total of 13 facilities in Florida, Georgia, Mississippi and Alabama. The location and size of the Company’s facilities and the principal nature of the operations in which such facilities are used, are as follows:

Location	Approximate Sq. Footage	Owned/Leased	Company

Manufacturing Facilities
Pompano Beach, FL	19,600	Leased	Premix
Winter Springs, FL	26,000	Owned	Premix
Kennesaw, GA	20,400	Leased	Acrocrete

Distribution Facilities
Tampa, FL	13,470	Owned	Just-Rite
Jacksonville, FL	13,920	Leased	Just-Rite
Norcross, GA	12,200	Leased	Just-Rite
Dallas, GA	6,400	Leased	Just-Rite
Rainbow City, AL	10,000	Leased	Just-Rite
Destin, FL	7,680	Leased	Just-Rite
Panama City Beach, FL	9,540	Leased	Just-Rite
Tallahassee, FL	17,500	Leased	Just-Rite
Gulfport, MS	28,800	Owned	Just-Rite
Port St. Lucie, FL	4,000	Leased	Just-Rite

Just-Rite distribution facilities typically consist of a warehouse building and supply yard for the inventory and sale of products directly to the end user.

All leased properties are leased from unaffiliated third parties except for the Tallahassee facility. The Tallahassee facility is leased from the former owner of Tallahassee Gypsum Dealers, Inc., who sold her business to Just-Rite in April 2000 and is currently an employee of the Company.

Management believes that the Company’s facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.

Legal Proceedings

As of March 21, 2005, the Company’s subsidiary Acrocrete, together in four instances with affiliates of Acrocrete and in all other instances with non-affiliated parties, are defendants in 62 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems (“EIFS”), on single and multi-family residences and to a very limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 50 of these claims and are providing a defense in the remaining 12 cases, for which Acrocrete expects its carriers will accept coverage. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

In one such claim, Acrocrete is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA, served on November 7, 2001. The lawsuit involved claims by Plaintiff against Acrocrete for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from Acrocrete for moisture damages allegedly caused by Acrocrete EIFS products. Acrocrete was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. The Company’s insurance carrier is providing a defense and has accepted coverage under a reservation of rights.

In late January 2005, all defendants except Acrocrete reached a settlement with Plaintiffs in the amount of $535,000. In late February/early March 2005, the case proceeded to a jury trial with Acrocrete as the lone defendant. The jury found Acrocrete liable to Plaintiffs for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1. The Court has not yet entered judgment against Acrocrete pending resolution of several post-trial motions, including (a) motion for directed verdict, or, in the alternative, motion for a new trial, which includes a request that the court strike the award of punitive damages; (b) motion for set-off (to recover a portion of the $535,000 settlement payment paid by defendants other than Acrocrete to Plaintiffs for their alleged damages); and (c) its motion for attorney’s fees against the contractor by virtue of all its claims against Acrocrete being dismissed by the Court. In addition, the Company believes that the Company has several substantive and meritorious issues to be raised on appeal, if necessary. Regardless of the disposition of the post trial motions or any appeal the Company believes that if any judgment is ultimately entered against it, it would be a fully insured loss, will be paid by the Company’s insurance carrier and will not materially adversely affect the Company’s business or its results of operations.

The allegations of defects in EIFS are not restricted to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as window, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced beginning on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company’s management believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, that for the immediate future any uninsured claims should not have a material adverse effect on the Company’s financial position. Sales of products used in EIFS applications are believed to represent less than 20% of the Company’s revenues. As of the date hereof, no uninsured lawsuits have been filed against Acrocrete.

On April 23, 1999, certain dissenting preferred stockholders owning shares of the Company’s preferred stock filed a petition for appraisal in the Delaware Chancery Court to determine the fair value of the shares at December 31, 1998, the effective date of the Company’s Merger. On April 30, 2003, the Company reached a settlement with the dissenting preferred stockholders and prepaid the obligation in full during 2004. (See Note (1) of the Consolidated Financial Statements.)

In March 2003, Just-Rite instituted litigation against a former employee, employed at the Company’s Gulfport, Mississippi distribution facility, and others, due to alleged violations by the employee of his non-compete agreements executed in connection with the acquisition of the business at that location. The litigation against the

Item 3.

Legal Proceedings (continued)

former employee sought to enjoin further violations of his non-compete agreement and for damages resulting from such actions. On September 27, 2004, Just-Rite completed a settlement of the litigation against the former employee. (See Note 16 of the Consolidated Financial Statements.)

Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation there can be no assurance of this.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders on December 21, 2004 (the “Special Meeting”).

At the Special Meeting, the Company proposed a reverse stock split of the Company’s common stock at one of two possible ratios: either (a) one for four; or (b) one for five; to be determined by the Board at its discretion (“Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s Stockholders by the following votes:

For:	7,113,413
Against:	325,799
Abstain:	21,898
Not Voted:	1,881,824

In connection with such stockholder approval, the Board of Directors reserved the right to delay the Reverse Stock Split for up to twelve months following stockholder approval. The primary purpose of the Reverse Stock Split was to increase the stock price of the Company’s common stock sufficiently above the minimum bid price per share required for listing on the NASDAQ Small Cap Market. Thereafter, on March 8, 2005, the Company’s Board of Directors adopted a one-for-four reverse common stock split which was effective on the close of business on March 22, 2005.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market, and reported on the OTC Bulletin Board. The following table sets forth the high and low bid quotations of the Common Stock for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. All quotations have been retroactively adjusted for a one-for-four reverse stock split effective with the close of business on March 22, 2005.

Fiscal, 2003	High	Low
First Quarter	$.58	$.50
Second Quarter	.80	.58
Third Quarter	1.32	.62
Fourth Quarter	1.20	.68

Fiscal 2004	High	Low
First Quarter	$1.76	$1.00
Second Quarter	3.60	1.40
Third Quarter	7.12	2.40
Fourth Quarter	7.12	4.32

The Company has not paid any cash dividends on its Common Stock since 1980 and does not anticipate paying any in the foreseeable future.

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters (continued)

On March 23, 2005, the Common Stock was held by 1,779 stockholders of record.

As of March 23, 2005, the closing bid and asked prices of the Common Stock was $7.00 and $7.40, respectively.

Item 6.

Selected Financial Data

The following is a summary of selected financial data (in thousands except as to per share amounts) for each of the five years in the period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data
Net Sales	$55,268	$41,069	$36,504	$39,514	$40,730
Cost of sales	38,118	28,438	25,099	27,254	28,218
Selling, general and administrative expenses	13,588	11,457	10,564	11,367	10,985
Interest expense	(475)	(454)	(531)	(825)	(806)
Gain on litigation settlement	482	—	—	—	—
Impairment charge	—	—	(96)	(238)	—
Miscellaneous income, net	185	218	129	77	199
Income (loss) before income taxes and cumulative effect of change in accounting principle	3,754	938	343	(93)	920
Income tax (expense) net	(1,288)	(298)	(448)	(128)	(386)
Cumulative effect of change in accounting principle	—	—	(789)	—	—
Net income (loss)	2,466	640	(894)	(221)	534
Less: Provision for settlement of appraisal rights obligation	—	—	(313)	—	—
Net income (loss) applicable to common stockholders	$2,466	$640	$(1,207)	$(221)	$534
Net income (loss) per share applicable to common stockholders:*
Basic	$1.06	$0.28	$(0.52)	$(0.10)	$0.24
Diluted	$1.02	$0.28	$(0.52)	$(0.10)	$0.24
Number of shares used in computation of income (loss) per share:*
Basic	2,334	2,309	2,307	2,303	2,234
Diluted	2,408	2,322	2,307	2,303	2,268

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheets Data
Working capital	$4,439	$2,173	$1,432	$2,743	$1,607
Total assets	$20,933	$14,918	$13,707	$14,591	$16,792
Long term debt, less current maturities	$2,904	$848	$961	$1,440	$1,402
Obligation for appraisal rights	$—	$568	$1,541	$1,140	$877
Common stock and other stockholders' equity	$6,371	$3,780	$3,140	$4,343	$4,559
Current ratio	1.4 to 1	1.2 to 1	1.1 to 1	1.4 to 1	1.2 to 1

——————

*    The number of outstanding shares and per share data has been restated for a one-for-four reverse split of the Company’s common stock effective at the close of business on March 22, 2005.

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

Recently, the four hurricanes that struck Florida and other parts of the Southeastern United States in the third quarter of 2004 caused a significant amount of property damage throughout the State of Florida which caused a temporary reduction in construction activity and demand for Company products in a majority of the Company’s trade areas during that quarter. Subsequently, construction repairs and rebuilding of damaged property have had a favorable effect on product demand and sales of Company products.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to the Company, or changes in policies of vendors that may not be favorable to the Company; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs.

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can it assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected for the full year, due in part to the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

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

Critical Accounting Policies (continued)

inherent degree of uncertainty. Management bases these estimates and assumptions on historical results and known trends as well as its forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. The Company believes that the following critical accounting policies involve a higher degree of judgment and complexity.

Revenue Recognition and Related Expenses

The Company primarily recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, which may affect customers’ ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by the Company in estimating its allowance for doubtful accounts could have a material adverse affect on the Company’s financial condition, results of operations and cash flow.

Inventory Valuation

The Company values inventories at the lower of cost or market using the first-in, first-out (FIFO) method. The Company will record provisions, as appropriate, to write- down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, the Company’s financial condition, results of operations and cash flow could be adversely affected.

Establishment of Contingency Reserves

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

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

Asset Impairment (continued)

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes”, which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The Company’s anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements” and “Market Risks”.

Overview

The Company’s net sales increased approximately 34.6% in 2004 as compared to 2003. Demand for products sold by the Company was strong in 2004 primarily due to strength in the new housing and commercial construction markets in the Company’s trade area in the Southeastern United States and market share gains in selected territories. Management expects the strength in new construction activity to remain strong in the Company’s principal markets in 2005.

A significant portion of the Company’s sales are generated from the areas impacted by the four hurricanes that struck Florida and other parts of the Southeastern United States in the third quarter of 2004. Although the Company suffered no significant damage to its facilities, the disruption in operations caused by the hurricanes resulted in lost sales and lower productivity during that hurricane period. Lower demand for Company products because of delays in construction activity associated with storm contingency planning, storm damage and lost power also had an adverse effect on the Company’s third quarter results as it had on most other businesses in the region. Subsequently, hurricane cleanup and recovery efforts have given way to rebuilding in the damaged areas and the Company has realized an increased demand for its products since the third quarter of 2004.

Although management expects the strength in new construction and rebuilding activity to remain solid in the Company’s principal markets in 2005 (absent changes in general and economic conditions), it is possible certain product shortages within the industry could cause some temporary shortage of raw materials, or other products purchased for resale, and could result in a temporary delay of supply of Company products.

The Company’s gross margins were slightly higher in 2004 compared to 2003. However, gross profit margins have been pressured by sharply higher costs for raw materials utilized in certain of its Company manufactured products in the last half of 2004. The consolidated gross profit margins improved in 2004 primarily as a result of achieving higher selling prices for products distributed from the Company’s distribution facilities in

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

excess of vendor price increases. Selling, general and administrative expenses increased in 2004 compared to 2003, due primarily to higher payroll and delivery expenses related to the servicing of the increased sales. Since a substantial portion of the Company’s costs are fixed in nature, the significant increase in sales and gross profits in 2004 more than offset the increase in selling, general and administrative expenses and had a favorable impact on operating income.

Results of Operations

Year Ended December 31, 2004 compared to 2003

Net sales in 2004 increased $14,199,000, or approximately 34.6% compared to 2003, even though sales in 2003 included net sales of approximately $2,192,000 generated by a distribution facility closed in December 2003. The increase in sales and greater demand for Company products is principally due to greater strength in the new housing and commercial construction markets in the Company’s trade areas compared to the same periods last year. In addition, the Company estimates it suffered lost sales due to a reduced demand for its products during the third quarter of 2004 because of a temporary decline in construction activity caused by the disruption to operations from the storm damages inflicted by four hurricanes. Subsequent to the third quarter, the Company believes it realized an increase in demand for its products attributed in part to the rebuilding needs in the hurricane damaged areas resulting in additional sales in the fourth quarter of 2004 similar to the amount lost in the third quarter.

Gross profit as a percentage of net sales in 2004 was approximately 31.0% compared to 30.8% in 2003. The Company realized slightly higher gross profit margins in 2004 compared to 2003 primarily because of achieving higher selling prices for products distributed from the Company’s distribution facilities in excess of vendor price increases. However, raw material cost increases, as well as higher payroll and insurance costs for certain of the Company manufactured products had an adverse affect on consolidated gross margins in 2004. The 2004 and 2003 years reflect generally similar competitive conditions in the Company’s markets for the sales of its distributed products, but more intense competitive conditions in 2004 for the sales of certain of the Company manufactured product lines, limited the Company’s ability to recover raw material cost increases from its customers and caused pressure on gross profit margins.

The Company is continuing its efforts to emphasize the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers from which it generally realizes lower gross profit margins. The Company is making an aggregate investment of approximately $1,500,000 in its Premix manufacturing facility located in Winter Springs, Florida in an effort to increase production efficiencies to offset raw material cost increases and to help manage rising operating costs, while increasing capacity for future growth.

The increase of selling, general and administrative expenses as a percentage of net sales for 2004 was approximately 24.6%, compared to 27.9% in 2003. The percentage decrease was primarily the result of certain fixed costs and overhead being absorbed over higher sales volume. For the year ended December 31, 2004, selling, general and administrative expenses increased $2,823,000, prior to the adjustment of decreased expenses of $692,000 related to a former distribution facility closed in December 2003, was primarily attributable to an increase of $1,380,000 in payroll and related costs, a $298,000 increase in delivery costs necessary to service the increased sales, and a $149,000 increase in insurance expenses. In addition, the Company increased its provision for bad debt expense $496,000 in 2004 compared to 2003, a higher rate of increase than that incurred in 2003. Although management has implemented collection procedures intended to improve collections and have a positive impact on operating results, there can be no assurance that the Company will be successful in reducing its provision for bad debt expense in the future. Increases in other operating expenses, primarily those associated with the increase in sales, accounted for the balance of the increase in operating expenses in 2004.

As noted earlier, a significant portion of the Company’s costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in 2004 compared to 2003 had a favorable impact on operating income. As a result of the above factors and the operating leverage gained from the increase in sales, the Company generated operating income of $3,562,000 in 2004 compared to operating income of $1,174,000 last year, an increase of 203.4%.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year Ended December 31, 2004 compared to 2003 (continued)

Interest expense increased $21,000 in 2004, compared to 2003. The increase in interest expense in 2004 was primarily due to a greater amount of interest bearing debt outstanding in 2004 compared to 2003.

Miscellaneous income, net of expenses, decreased $33,000 in 2004, compared to 2003. The decrease in miscellaneous income in 2004 is attributed primarily to the Company recognizing greater income from the disposal of equipment and insurance premium dividends in 2003 compared to 2004 which was not fully off-set by greater late charge income generated from the Company’s past due receivables in 2004.

For the year ended December 31, 2004, the Company recognized a gain of $482,000 from the settlement of litigation against a former employee related to his alleged violation of non-compete agreements with the Company.

In 2004, the Company recognized income tax expense of $1,288,000 compared to income tax expense of $298,000 for 2003.

After giving effect to the above factors, the Company had net income of $2,466,000, or $1.02 per fully diluted share, for 2004, compared to net income of $640,000, or $0.28 per fully diluted share, for 2003.

Year Ended December 31, 2003 compared to 2002

Net sales in 2003 increased $4,565,000, or approximately 12.5% compared to 2002. The increase in sales is principally due to growth in the sales of the Company’s manufactured products and increased sales at the Company’s distribution facilities, including $1,175,000, in 2003, in increased sales generated from a new distribution facility opened in the third quarter of 2002 in Port St. Lucie, Florida. The increased sales of the new distribution facility were in part offset by a sales reduction of approximately $447,000 realized in 2002 from the Company’s former Pensacola, Florida distribution facility closed in the third quarter of 2002.

Gross profit as a percentage of net sales for 2003 was approximately 30.8% compared to 31.2% in 2002. Increases in purchase discounts and vendor rebates resulting from improved programs with its suppliers in 2003 were not sufficient to offset cost increases of raw materials and the adverse affect of higher insurance costs of $136,000 associated with manufacturing expenses included in cost of sales during the year. The comparative gross profit margins for 2003 and 2002 reflect similar competitive conditions in the Company’s markets for the sales of both its manufactured and distributed products.

The Company is continuing its efforts to emphasize the sales of its higher gross profit margin manufactured products through its distribution facilities and other distributors and to decrease reliance on sales of products purchased from other manufacturers. The Company increased its sales force during 2002 to further promote the sales of its manufactured products to the end-user.

Selling, general and administrative expenses as a percentage of net sales in 2003 were approximately 27.9% compared to 28.9% in 2002. Selling, general and administrative expenses increased $893,000 in 2003, or approximately 8.5% compared to 2002. The newly opened Port St. Lucie distribution facility, net of the effect of the expenses associated with the Pensacola facility closed in 2002, accounted for $78,000 of the increase in expenses for 2003 compared to 2002. For the year ended December 31, 2003 the remaining increase in selling, general and administrative expenses of $825,000 was primarily attributable to higher sales and inflationary cost pressures which included a $189,000 increase in delivery and fuel charges, a $127,000 increase in insurance expense, an $89,000 increase in maintenance expenses, and a $386,000 increase in payroll costs. Increases in other operating expenses, primarily those associated with the increase in sales, accounted for the balance of the increase in operating expenses in 2003.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year Ended December 31, 2003 compared to 2002 (continued)

Interest expense decreased $77,000 in 2003, or approximately 14.5%, compared to 2002. The decrease in interest expense in 2003 was primarily due to reduced borrowing rates under the Company’s interest bearing obligations compared to 2002, principally the appraisal rights obligations incurred as a result of a settlement completed on April 30, 2003.

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

After giving effect to the above factors, the Company had net income of $640,000, or $.28 per fully diluted share, for 2003, compared to a net loss of $105,000 in 2002 before the cumulative effect of change in accounting principle (as discussed below)of $789,000 and a provision for settlement of appraisal rights obligation of $313,000.

The 2002 results were adversely impacted by a $1,272,000 ($789,000 net of related deferred tax benefit) non-cash goodwill impairment charge. The charge was related to the Company’s required adoption of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. The Company has no remaining goodwill on its balance sheet at December 31, 2003 and 2002. The impairment of goodwill was attributable to the under-performance of the Company’s distribution operations associated with the acquisition of certain building materials distributors in 2000. In accordance with SFAS No. 142, the Company reflected this impairment charge in 2002 financial results as a cumulative change in accounting principle.

As a result of the non-cash goodwill impairment charge and provision for settlement of appraisal rights obligation, the Company incurred a net loss of $1,207,000, or $.52 per fully diluted share, for 2002.

Liquidity and Capital Resources

At December 31, 2004, the Company had working capital of approximately $4,439,000 compared to working capital of $2,173,000 at December 31, 2003, due primarily to the significant increase in accounts receivable and inventory associated with greater sales in 2004 which was funded in large part by net income in 2004.

As of December 31, 2004, the Company had cash and cash equivalents of $1,146,000. Additionally, the Company had customer payments in the amount of $1,075,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and will increase the availability for future borrowing under the line.

Sources and Uses of Cash

The Company’s operations generated approximately $2,023,000 of net cash from operations in 2004 compared to $362,000 in 2003. The increase in cash flow in 2004 was primarily attributable to net income of $2,466,000 in 2004 compared to a net income of $640,000 in 2003. The greater amount of net income, in combination with increases in non-cash charges, accounts payable and accrued expenses, when aggregated, more than offset increases in accounts receivable and inventory associated with increased sales.

During 2004, the net expenditures for investing activities were $2,357,000 compared to $541,000 in 2003. The increase in expenditures in 2004 compared to 2003 were primarily the result of expenditures for the Company’s manufacturing plant modernization project located at Winter Springs, Florida, the addition of a new warehouse distribution facility in Tampa, Florida and a greater amount of purchases of equipment and vehicles to improve the Company’s job-site delivery capabilities compared to 2003. The Company expects the plant modernization project to aggregate approximately $1,500,000 and anticipates the project will be completed at the end of the first quarter of 2005.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sources and Uses of Cash (continued)

In 2004, the Company generated net cash of approximately $557,000 from its financing activities, compared to $206,000 in 2003. In 2004, the Company issued long-term debt in the aggregate amount of $1,911,000 for the purchase of equipment for the Company’s plant modernization project in Winter Springs, Florida, a new warehouse addition in Tampa, Florida and for the purchase of additional delivery equipment, as compared to issuing long-term debt of $240,000 primarily for the purchase of delivery equipment in 2003. Payments of long-term debt aggregated $381,000 and $616,000 in 2004 and 2003, respectively. In 2004, the Company paid off the $568,000 remaining balance of the obligation for appraisal rights, compared to a $973,000 payment in 2003. Also, in 2004, the Company reduced notes payable $513,000, compared to a $1,556,000 increase from the previous year.

Future Commitments and Funding Sources

At December 31, 2004, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

			Payment due by Fiscal			2009 and
Contractual Cash Obligations	Total	2005	2006	2007	2008	Thereafter

Long-term debt (a)	$3,591,000	$687,000	$558,000	$515,000	$1,079,000	$752,000
Operating leases (a)	$1,926,000	$845,000	$555,0000	$340,000	$142,000	$44,000
Total contractual cash obligations	$5,517,000	$1,532,000	$1,113,000	$855,000	$1,221,000	$796,000

———————

(a)  See Notes 7 and 13 in the accompanying financial statements for additional information regarding our debt and commitments.

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with a commercial lender. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At December 31, 2004, $5,956,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total available borrowing, (including the amount outstanding of $5,956,000) of approximately $8,000,000 at December 31, 2004. In February 2005, the line of credit was increased from $8,000,000 to $9,000,000 and the maturity date was extended from June 19, 2005 to June 1, 2007.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution facilities. As of December 31, 2004, the Company owned and operated ten distribution facilities. Accounts receivable, net of allowance, at December 31, 2004 was $7,541,000 compared to $5,702,000 at December 31, 2003. The increase in receivables of $1,839,000, or approximately 32.3%, was primarily related to increased sales in 2004 (34.6%), particularly sales for the month of December 2004 as compared with December 2003, and some slowness in payments by certain customers in 2004 compared to 2003. Inventories and accounts payable increased $968,000 and $1,701,000, respectively, at December 31, 2004 compared to 2003 due to the increased level of business.

As a result of the consummation of the December 31, 1998 merger with its wholly-owned subsidiary, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At December 31, 2004, the Company had paid $481,000 of such cash amount. Amounts payable to such stockholders at December 31, 2004 results from their non-compliance with the condition for payments.

Holders representing 81,100 preferred shares elected dissenters’ rights under Delaware law resulting from the aforementioned merger. In April 2003, the Company and the dissenting preferred stockholders (“Dissenting Stockholders”) reached a settlement (the “Settlement”) whereby the Company paid the Dissenting Stockholders$12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the “Note”) for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note was to be reduced to $7.00 per share ($567,700) in the event the Company prepaid the Note in full prior to November 1, 2004. If not paid by November

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources (continued)

2004 the interest rate was to increase from 5.6% to 8.0%. The Company satisfied the cash due at closing from cash on hand and borrowings from its amended line of credit with its commercial lender. At December 31, 2003, based on management’s intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded at $568,000 and classified as a short-term liability. In 2004, the Company prepaid the note in full prior to November 1, 2004.

At December 31, 2004, the Company has paid the holders of the Subordinated Debentures tendering their bonds $812,000. Amounts payable to stockholders at December 31, 2004 and 2003 on the Company’s consolidated balance sheets includes $209,000 payable to former debenture holders who have not yet tendered their Debentures as required by the terms of such instrument.

The Company presently is focusing its efforts on enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $400,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support its existing distribution facilities and improve customer service. The Company expects to finance approximately $300,000 of these expenditures from various lenders with the balance funded by cash derived from operations. Also, the Company is currently evaluating opening additional distribution facilities to increase market share and generate internal growth. The Company has identified a prospective site for opening a new distribution facility. The estimated capital expenditures for the prospective site has not yet been determined at this time.

In addition, in 2004 the Company undertook a major capital project to expand and enhance the Premix manufacturing capabilities at its Winter Springs, Florida facility to more effectively serve its customer base, to gain production efficiencies and provide the capacity and opportunity to broaden its manufactured product lines and enter new markets. Management anticipates the modernization project will be completed at the end of the first quarter of 2005, and will aggregate approximately $1,500,000 in capital expenditures when finished. In 2004, the Company obtained financing from a commercial bank aggregating $1,130,000 to finance the major portion of the modernization project and expects to pay the balance from cash derived from operations.

Beginning March 15, 2004, the Company was forced to renew its products liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company’s financial position within the immediate future. Due to the uncertainty and unpredictability of litigation there can be no assurances as to when or if any future uninsured claims may be filed, and if they were, to not be material. In addition, while the Company does not believe the outstanding insured EIFS claims against Acrocrete will have a material effect on the Company’s financial position, there can be no assurance of this because of the uncertainty of litigation. See “Item 3 Legal Proceedings”.

The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of its capital expenditure programs in 2005.

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully maintain profitable operations and resolve litigation on terms favorable to the Company.

Goodwill and Other Intangible Assets

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

Goodwill and Other Intangible Assets(continued)

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

Market Risks

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company’s control. Some of these factors include interest rates, employment levels, availability of credit, prices and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that the Company serves or in the economy could have a material adverse effect on the Company’s operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins and operating results.

The Company’s first quarter revenues and, to a lesser extent, the Company’s fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain or snow, will generally preclude customers from installing the Company’s products on job sites. Because much of the Company’s overhead and expense remains relatively fixed throughout the year, the Company’s profits and operating results also tend to be lower and less favorable during the first and fourth quarters.

Exposure to Interest Rates

The Company had six variable rate mortgages totaling $1,360,000 at December 31, 2004. The mortgages bear interest at rates ranging from prime plus ¼% to prime plus 1% and are due during various times in 2008 and 2009. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of prime plus ½%. A significant increase in the prime could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. The Company’s future results could be materially and adversely impacted by changes in these or other factors. (See also “Risk Factors” in the Company’s filings with the Securities and Exchange Commission)

Item 8.

Financial Statement and Supplementary Data

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Imperial Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida

March 30, 2005

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$1,146,000	$923,000
Restricted cash	1,075,000	947,000
Trade accounts receivable (less allowance for doubtful accounts of $874,000 and $556,000 at December 31, 2004 and 2003, respectively)	7,541,000	5,702,000
Inventories	5,258,000	4,290,000
Deferred income taxes	385,000	157,000
Asset held for sale	226,000	—
Other current assets	466,000	444,000
Total current assets	16,097,000	12,463,000

Property, plant and equipment, at cost	7,290,000	4,228,000
Less accumulated depreciation	(2,597,000)	(2,397,000)
Net property, plant and equipment	4,693,000	1,831,000

Deferred income taxes	—	470,000

Other assets	143,000	154,000
	$20,933,000	$14,918,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$5,957,000	$6,470,000
Current portion of long-term debt	687,000	425,000
Accounts payable	3,767,000	2,066,000
Obligation for Appraisal Rights	—	568,000
Payable to former preferred stockholders	252,000	261,000
Accrued expenses and other liabilities	995,000	478,000
Income taxes payable	—	22,000
Total current liabilities	11,658,000	10,290,000

Long-term debt, less current maturities	2,904,000	848,000

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $.01 par value at December 31, 2004 and 2003; 40,000,000 shares authorized; 2,379,350 and 2,308,858 issued at December 31, 2004 and 2003, respectively	24,000	23,000
Additional paid-in-capital	14,117,000	13,993,000
Accumulated deficit	(7,770,000)	(10,236,000)
Total stockholders' equity	6,371,000	3,780,000
	$20,933,000	$14,918,000

The accompanying notes are an integral part of the
consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002

Net sales	$55,268,000	$41,069,000	$36,504,000

Cost of sales	38,118,000	28,438,000	25,099,000

Gross profit	17,150,000	12,631,000	11,405,000
Selling, general and administrative expenses	13,588,000	11,457,000	10,564,000
Impairment charge	—	—	96,000

Operating income	3,562,000	1,174,000	745,000
Other (expense) income:
Interest expense	(475,000)	(454,000)	(531,000)
Gain on litigation settlement	482,000	—	—
Miscellaneous income	185,000	218,000	129,000
	192,000	(236,000)	(402,000)
Income before income taxes and cumulative effect of change in accounting principle	3,754,000	938,000	343,000
Income tax expense:
Current	(1,046,000)	(33,000)	(7,000)
Deferred	(242,000)	(265,000)	(441,000)
	(1,288,000)	(298,000)	(448,000)
Income (loss) before cumulative effect of change in accounting principle	2,466,000	640,000	(105,000)

Cumulative effect of change in accounting principle, net of deferred tax benefit of $483,000 (Note 2)	—	—	(789,000)

Net income (loss)	2,466,000	640,000	(894,000)
Less: Provision for settlement of appraisal rights obligation	—	—	(313,000)

Net income (loss) available to common stockholders	$2,466,000	$640,000	$(1,207,000)

Continued

The accompanying notes are an integral part of the
consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

	Year Ended December 31,
	2004	2003	2002

Basic income (loss) earnings per share before cumulative effect of change in accounting principle	$1.06	$0.28	$(0.05)

Cumulative effect of change in accounting principle	—	—	(0.34)

Basic income (loss) earnings per share before provision for settlement of appraisal rights litigation	1.06	0.28	(0.39)

Less: Provision for settlement of appraisal rights obligation	—	—	(0.13)

Basic income (loss) earnings per share before cumulative effect of change in accounting principle	$1.06	$0.28	$(0.52)

Diluted income (loss) earnings per share before cumulative effect of change in accounting principle	$1.02	$0.28	$(0.05)

Cumulative effect of change in accounting principle	—	—	(0.34)

Diluted income (loss) earnings per share before provision for settlement of appraisal rights litigation	1.02	0.28	(0.39)

Less: Provision for settlement of appraisal rights obligation	—	—	(0.13)

Diluted income (loss) earnings per share before cumulative effect of change in accounting principle	$1.02	$0.28	$(0.52)

The accompanying notes are an integral part of the
consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount

Balance at December 31, 2001	2,305,108	$23,000	$13,989,000	$(9,669,000)	$4,343,000

Issuance of common stock	3,750	—	4,000	—	4,000

Provision for settlement of appraisal rights obligation	—	—	—	(313,000)	(313,000)

Net loss	—	—	—	(894,000)	(894,000)

Balance at December 31, 2002	2,308,858	$23,000	$13,993,000	$(10,876,000)	$3,140,000

Net income	—	—	—	640,000	640,000

Balance at December 31, 2003	2,308,858	$23,000	$13,993,000	$(10,236,000)	3,780,000

Exercise of stock options	70,492	1,000	124,000	—	125,000

Net income	—	—	—	2,466,000	2,466,000

Balance at December 31, 2004	2,379,350	$24,000	$14,117,000	$(7,770,000)	$6,371,000

The accompanying notes are an integral part of the
consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,466,000	$640,000	$(894,000)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Cumulative effect of change in accounting principle	—	—	789,000
Depreciation	540,000	481,000	464,000
Amortization	83,000	36,000	28,000
Provision for doubtful accounts	727,000	318,000	268,000
Provision for writedown of assets	5,000	11,000	96,000
Provision for deferred income taxes	242,000	265,000	441,000
(Gain) loss on disposal of fixed assets	(12,000)	(48,000)	5,000
Gain on disposal of assets held for sale	(1,000)	—	—
Gain on litigation settlement	(482,000)	—	—
Compensation expenses - issuance of stock	—	—	4,000
Deferred compensation	60,000	—	—
(Increase) decrease in:
Accounts receivable	(2,667,000)	(1,140,000)	(729,000)
Inventory	(968,000)	(677,000)	194,000
Prepaid expenses and other assets	(97,000)	109,000	(331,000)

Increase (decrease) in:
Accounts payable	1,701,000	214,000	(54,000)
Interest on obligation for appraisal rights	—	—	88,000
Accrued expenses and other liabilities	448,000	138,000	(125,000)
Income taxes payable	(22,000)	15,000	—

Total adjustments to net income (loss)	(443,000)	(278,000)	1,138,000

Net cash provided by operating activities	2,023,000	362,000	244,000

Cash flows from investing activities
Purchase of property, plant and equipment	(2,280,000)	(380,000)	(142,000)
Increase in restricted cash	(128,000)	(234,000)	(713,000)
Proceeds received from sale of property and equipment	29,000	26,000	42,000
Proceeds received from disposal of assets held for sale	14,000	—	—
Proceeds received from insurance settlement	8,000	47,000	—

Net cash used in investing activities	(2,357,000)	(541,000)	(813,000)

Continued

The accompanying notes are an integral part of the
consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,
	2004	2003	2002

Cash flows from financing activities
Increase (decrease) in notes payable banks - net	(513,000)	1,556,000	579,000
Payment to former preferred stockholders	(9,000)	(1,000)	(24,000)
Payment of obligation for appraisal rights	(568,000)	(973,000)	—
Proceeds from issuance of long-term debt	1,911,000	240,000	246,000
Proceeds received from exercise of stock options	117,000
Repayment of long—term debt	(381,000)	(616,000)	(704,000)

Net cash provided by financing activities	557,000	206,000	97,000

Net increase (decrease) in cash and cash equivalents	223,000	27,000	(472,000)
Cash and cash equivalents, beginning of year	923,000	896,000	1,368,000

Cash and cash equivalents, end of year	$1,146,000	$923,000	$896,000

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$477,000	$446,000	$455,000

Cash paid during the year for income taxes	$1,175,000	$17,000	$10,000

Non—cash transactions:

Issuance of 3,750 shares of common stock to an employee of the Company as consideration for business acquisition in 2002	$—	$—	$4,000

Capital lease obligations for new equipment	$1,246,000	$48,000	$51,000

Asset acquisitions financed	$665,000	$193,000	$202,000

Reclassification of property, plant and equipment to other current assets	$—	$13,000	$240,000

Debt assumed in litigation settlement	$916,000
Assets acquired in litigation settlement	$1,376,000
Debt forgiven in litigation settlement.	$135,000

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

In connection with the retirement of the preferred stock, the Company was required to pay to the preferred stockholders cash of $733,000, of which $690,000 has been paid as of December 31, 2004. In addition, the Company issued $985,000 face value of 8% Debentures due December 31, 2001 with a fair value of $808,000, and 1,574,610 shares of $.01 par common stock with a fair value of $630,000 based on the market price of $.40 per share of the Company’s common stock at the Effective Date. At December 31, 2004, the Company paid $808,000 of the $985,000 to Debenture holders who had tendered their bonds as required by such instruments. Amounts payable to stockholders at December 31, 2003 and 2004 on the Company’s consolidated balance sheets includes $209,000 payable to former debenture holders who have not yet tendered their Debenture as required by the terms of such instrument.

Holders of 81,100 shares of preferred stock (the “Dissenting Stockholders”), with a carrying value of $811,000, elected to exercise their appraisal rights, pursuant to Delaware law. A trial for the appraisal rights was held in the Chancery Court of Delaware in June 2002. On April 30, 2003, the Company and the Dissenting Stockholders settled the claims. In accordance with the settlement, the Company paid the dissenting stockholders $12.00 per share in cash ($973,200) and issued a 5.6% Promissory Note (the “Note”)for $10.00 per share ($811,000) due May 1, 2006. The note provided that the principal balance would be reduced to $7.00 per share ($567,700) in the event the Company paid the Note in full prior to November 1, 2004. At December 31, 2003, based on management’s intention to prepay the Note in full prior to November 1, 2004, the appraisal rights obligation was recorded in the amount of $567,700 and was classified as a current liability in the accompanying consolidated balance sheets. In 2004, the Company prepaid the $567,700 Note in full.

In connection with the Merger, all then outstanding stock purchase warrants were automatically converted into warrants with identical terms exercisable for shares of the Company’s common stock.

(2)

Description of Business and Summary of Significant Accounting Policies

The Company and its subsidiaries are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and sale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

(a)

Basis of presentation

The consolidated financial statements contain the accounts of Imperial Industries, Inc. and its wholly-owned subsidiaries, Acrocrete, Inc., Premix-Marbletite Manufacturing Co., and Just-Rite Supply, Inc. (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and subcontractors, located principally in the Southeastern United States who have purchased products on an unsecured open account basis. At December 31, 2004, accounts aggregating $1,022,000, or approximately 12% of total gross trade accounts receivable were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender. See Note (5). The

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2.

Description of Business and Summary of Significant Accounting Policies (continued)

(b)

Concentration of Credit Risk (continued)

allowance for doubtful accounts at December 31, 2004 of $874,000 is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable.

The Company places its cash with commercial banks. At December 31, 2004, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits is minimal.

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

(e)

Excess Cost of Investment Over Net Assets Acquired and Other Intangible Assets

Licenses, trademarks and deferred financing costs are amortized on the straight-line basis over the estimated useful lives of the licenses and trademarks, or over the term of the related financing. (See Note 2 (q) Recent Accounting Pronouncements and Note 2 (r) Goodwill and Other Intangible Assets).

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

Notes to Consolidated Financial Statements—(Continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(h)

Cash and cash equivalents

The Company defines cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at December 31, 2004 and 2003 are short-term time deposits of $124,000 and $123,000, respectively.

(i)

Restricted cash

At December 31, 2004 and 2003 restricted cash consists of $1,075,000 and $947,000, respectively, of customer payments that the Company received and is required to be remitted to the Company’s commercial lender upon bank clearance under the terms of the Company’s line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance of the line of credit, resulting in greater borrowing availability.

(j)

Revenue recognition policy

Revenue from sales transactions, net of discounts and allowances, is recorded upon transfer of title of inventory to the customer, generally when delivered.

(k)

Purchase rebates

The Company has an arrangement with a buying group organization providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. Management believes the Company will continue to receive consideration from the buying group in 2005 and thereafter. However, the size of such rebates will be primarily dependent in maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable amounts of vendor rebates in the future on products purchased by the Company. For the year ended December 31, 2004, the Company recorded vendor rebates of $273,000. At December 31, 2004, a vendor rebate receivable of $185,000 was included in other current assets.

(l)

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(l)

Stock based compensation (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to account for stock-based compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002

Net income (loss) available to common stockholders, as reported	$2,466	$640	$(1,207)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(98)	(12)	(31)

Pro forma net income (loss)	$2,368	$628	$(1,238)

Earnings (loss) per share:
Basic as reported	$1.06	$0.28	$(0.52)
Basic pro forma	$1.01	$0.28	$(0.52)
Diluted as reported	$1.02	$0.28	$(0.52)
Diluted pro forma	$0.99	$0.28	$(0.52)

(m)

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

(n)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments principally notes payable, debentures, obligation for appraisal rights and long-term debt, approximate fair value based on discounted cash flows and because the borrowing rates are similar to the current rates available to the Company.

(o)

Segment Reporting

For the years ended December 31, 2004, 2003 and 2002, management has determined that the Company operated in a single operating segment.

(p)

Establishment of Contingency Reserves

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(p)

Establishment of Contingency Reserves (continued)

loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

(q)

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (revised), Share-based Payments (FAS 123R). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires all transactions in which an entity obtains employee services or incurs liabilities in exchange for its equity instruments to be accounted for using a fair value method. For public companies the Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all new awards granted after the effective date and to unvested awards at the effective date. Management will adopt the Statement on July 1, 2005 and is currently evaluating the implementation alternatives. Management does not believe that the adoption of the Standard will have a material effect on the Company’s financial statements.

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

On November 24, 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, and amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect this standard to significantly impact the Company’s operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial statements.

(r)

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), in 2002. Under SFAS 142, Goodwill is tested for impairment at least annually and recognized intangible assets are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Any recognized intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment until its life is determined to no longer be indefinite.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

(r)

Goodwill and Other Intangible Assets (continued)

Upon adoption of this Standard, the Company determined that the goodwill (“excess cost of investment over net assets acquired”) of $1,272,000, net of amortization, associated with acquisitions of several distribution facilities in 2000 was impaired. The impairment was the result of the under-performance of several of the acquired distribution facilities. The $1,272,000 ($789,000 net of related tax benefit) non-cash charge was reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

(s)

Assets Held for Sale

At December 31, 2004, the Company has $226,000 in assets held for sale consisting primarily of real properties the Company received in connection with the settlement of litigation with a former employee. Assets held for sale are recorded at fair value at the date of receipt, and reviewed periodically for impairment, with any noted impairment charges taken against earnings.

(3)

Inventories

At December 31, 2004 and 2003, inventories consist of:

	2004	2003

Raw materials	$589,000	$667,000
Finished goods	4,404,000	3,353,000
Packaging materials	265,000	270,000
	$5,258,000	$4,290,000

(4)

Property, Plant and Equipment

A summary of the cost of property, plant and equipment at December 31, 2004 and 2003 is as follows:

	2004	2003	Estimated useful life (years)

Land	$401,000	$151,000	—
Buildings and improvements	1,482,000	641,000	10 - 40
Machinery and equipment	3,536,000	2,074,000	3 - 20
Vehicles	1,597,000	1,024,000	2 - 8
Furniture and Fixtures	274,000	338,000	3 - 12
	$7,290,000	$4,228,000

The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $4,368,000 and $1,378,000 at December 31, 2004 and 2003, respectively. See Note 7.

(5)

Notes Payable

At December 31, 2004 and 2003, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, bears interest at prime plus ½% (5.50% at December 31, 2004), expires June 1, 2007, and is subject to annual renewal. In February 2005, the line of credit was increased from $8,000,000 to $9,000,000 and the maturity date was extended from June 19, 2005 to June 1, 2007. The weighted average effective interest rate on

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

 (5)

Notes Payable (Continued)

the line of credit was 4.79%, 5.08%, and 5.80% during years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated approximately $8,000,000, of which $5,956,000 was outstanding. The average amounts outstanding during 2004 and 2003 were $5,981,000, and $5,623,000, respectively. The maximum amounts outstanding at any month-end during 2004 and 2003 were $7,100,000 and $6,470,000, respectively.

(6)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

Employee compensation related items	$476,000	$161,000
Taxes, other than income taxes	266,000	161,000
Product warranty	87,000	57,000
Insurance payable	86,000	—
Interest	7,000	22,000
Other	73,000	77,000
	$995,000	$478,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7)

Long-Term Debt

Long-term debt of the Company is as follows:

	2004	2003

Uncollateralized note issued for acquisition, interest at 8% annum, originally scheduled to mature on September 2003. (A)	$—	$128,000

Mortgage note payable, interest at prime + 1% principal payments of $1,127 plus interest monthly with a balloon payment of approximately $137,000 due March 10, 2009	190,000	207,000

Mortgage note payable, interest at prime + 1%, principal payments of $800 plus interest payable monthly, with a balloon payment of approximately $76,000 due March 10, 2009	115,000	125,000

Mortgage note payable, interest at prime + 1%, principal payments of $1,678 plus interest payable monthly, with a balloon payment of approximately $160,000 due March 10, 2009	242,000	262,000

Mortgage note payable, interest at prime + 1%, principal payments of $556 plus interest monthly with a balloon payment of approximately $67,000 due March 10, 2009	95,000	—

Mortgage note payable, interest at prime + .25%, principal and interest payable monthly in the amount of approximately $2,517, with a balloon payment of approximately $346,000 due February 12, 2008	380,000	—

Mortgage note payable, interest at prime + .25% principal and interest payable monthly in the amount of approximately $2,833, with a balloon payment of approximately $286,000 due January 27, 2008	338,000	—

Capitalized lease obligation, interest at 5.8%, monthly payments of $19,244.58 unitl maturity at December 22, 2009	1,000,000	—

Equipment notes payable, interest at various rates ranging from 5.8% to 10.75%, per annum, principal and interest payable monthly expiring at various dates through December 2009	1,231,000	551,000
	3,591,000	1,273,000
Less current maturities	(687,000)	(425,000)
	$2,904,000	$848,000

——————

(A)  Note payments in 2003 were suspended pending the outcome of litigation. See Note 13.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7)

Long-Term Debt (continued)

As of December 31, 2004, long-term debt matures as follows:

Year Ended December 31,	Amount

2005	$687,000
2006	558,000
2007	515,000
2008	1,079,000
2009 and thereafter	752,000
$3,591,000

(8)

Income Taxes

The deferred tax asset of $385,000 and $627,000, at December 31, 2004 and 2003, respectively, consist of the tax effect of the following:

	2004	2003

Net operating loss carryforwards	$—	$88,000
Goodwill amortization	335,000	470,000
Other	50,000	69,000
	$385,000	$627,000

The deferred tax asset net decrease of $242,000 for 2004 compared to 2003 was primarily due to the amortization of goodwill previously written-off for book purposes and use of net operating loss carry forwards. The ultimate realization of the remaining deferred tax assets is largely dependent on the Company’s ability to generate sufficient future taxable income.

The current income tax expense represents state taxes and alternative minimum taxes payable for the years ended December 31, 2004, 2003 and 2002.

A reconciliation of the Federal statutory rate to the effective tax is as follows:

	Year Ended December 31,
	2004	2003	2002

U.S. statutory rate	34%	35%	(35%)
Expiring net operating losses	0%	0%	29%
Other	0%	(3%)	2%
Effective rate	34%	32%	(4%)

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(9)

Capital Stock

(a)

Common Stock

At December 31, 2004 and 2003, the Company had authorized 40,000,000 shares of common stock, $.01 par value per share, of which 2,379,350 and 2,308,858 shares of common stock were issued and outstanding, respectively (“common stock”), adjusted and restated for a one-for-four reverse common stock split effective at the close of business on March 22, 2005. The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In 2004, the Company issued 71,875 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 1,383 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were cancelled.

In 2002, the Company issued 3,750 shares of common stock as incentive compensation to an employee pursuant to the terms of an employment agreement associated with an acquisition in 2000.

(b)

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2004, 2003 and 2002, there were no shares of preferred stock issued and outstanding.

(c)

Stock Option Plans

The Company has two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan”) (collectively, the “1999 Plans”). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company’s common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 225,000 and 100,000 shares are reserved for issuance pursuant to outstanding options under the Employee and Directors’ Plans, respectively. As of December 31, 2004, options for 77,000 shares and 25,000 shares were available for future grants under the 1999 Employee Plan and Directors Plan, respectively. All options have been adjusted for the one-for-four reverse stock split effective March 22, 2005.

A summary of the activity and status of the 1999 Plans was as follows:

	Weighted Average Exercise Price Per Share			Number of Options Years Ended December 31,
	2004	2003	2002	2004	2003	2002

Outstanding Options - Beginning of year	$1.28	$1.48	$1.64	148,000	110,000	110,000
Options Granted	$2.28	$0.72	$0.88	81,000	38,000	20,000
Options Exercised	$1.72	$—	$—	(72,000)	—	—
Options Cancelled	$—	$—	$—	(4,000)	—	(10,000)
Options Outstanding - End of Year	$1.64	$1.28	$1.48	153,000	148,000	110,000
Options Exercisable - End of Year	$1.64	$1.28	$1.48	153,000	148,000	110,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(9)

Capital Stock (continued)

(c)

Stock Option Plans (continued)

Information with respect to outstanding and exercisable stock options at December 31, 2004 was as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price (A)	Shares	Weighted Average Exercise Price

$0.72	27,000	3.38	$0.72	27,000	$0.72
$0.80	25,000	1.87	$0.80	25,000	$0.80
$0.88	15,000	2.38	$0.88	15,000	$0.88
$0.96	9,000	1.71	$.96	9,000	$0.96
$2.28	3,000	0.39	$2.28	3,000	$2.28
$1.24	23,000	4.21	$1.24	23,000	$1.24
$2.88	50,000	4.58	$2.88	—	$2.88
$5.80	1,000	1.00	$5.80	1,000	$5.80
Total	153,000		$1.61	103,000	$.99

———————

(A)

All options were granted at market price and no compensation cost has been recognized in connection with these options.

The weighted average fair value of stock options granted during 2004, 2003 and 2002 were $.57, $.52 and $.72 per share, respectively, at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002; no expected dividend yield; expected volatility of 215%, 103% and 130%; risk free interest rate of 2.7%, 2.3% and 4.8%; and an expected option life of four years for each period.

(10)

Miscellaneous income

A summary of miscellaneous income (expense) for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Interest income	$2,000	$3,000	$4,000
Insurance premium dividends	—	57,000	51,000
Late charge income	190,000	114,000	56,000
Gain (loss) on disposal of property, plant and equipment	(5,000)	38,000	(5,000)
Other, net	(1,000)	6,000	23,000
	$186,000	$218,000	$129,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11)

Earnings (Loss) Per Common Share

Below is a reconciliation between basic and diluted earnings (loss) per common share for the years ended December 31, 2004, 2003 and 2002 (in thousands except per share amounts):

	2004			2003			2002
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share

Basic earnings (loss):
Income (loss) before cumulative effect of change in accounting principle	$2,466	2,334	$1.06	$640	2,309	$0.28	$(105)	2,307	$(0.05)

Cumulative effect of change in accounting principle net of tax benefit	$—	—	$—	$—	—	$—	$(789)	2,307	$(0.34)

Net income (loss)	$2,466	2,334	$1.06	$640	2,309	$0.28	$(894)	2,307	$(0.39)

Less: Provision for settlement of appraisal rights obligation	$—	—	$—	—	—	—	$(313)	2,307	$(0.13)

Net income (loss) available to common stockholders	$2,466	2,334	$1.06	$640	2,309	$0.28	$(1,207)	2,307	$(0.52)

Effect of Dilutive Securities: Options	—	74	—	—	13	—	—	—	—

Diluted earnings (loss):

Income (loss) before cumulative effect of change in accounting principle	$2,466	2,408	$1.02	$640	2,322	$0.28	$(105)	2,307	$(0.05)

Cumulative effect of change in accounting principle net of tax benefit	$—	—	$—	$—	—	$—	$(789)	2,307	$(0.34)

Net income (loss)	$2,466	2,408	$1.02	$640	2,322	$0.28	$(894)	2,307	$(0.39)

Less: Provision for settlement of appraisal rights obligation	$—	—	$—	$—	—	$—	(313)	2,307	$(0.13)

Net income (loss)available to common stockholders	$2,466	2,408	$1.02	$640	2,322	$0.28	$(1,207)	2,307	$(0.52)

Options and warrants to purchase 86,000, and 148,000 shares of common stock as of December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for the respective years because the exercise price of the options was greater than the average market price of the Corporation’s common stock.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(12)

Related Party Transactions

The Company and its subsidiaries paid legal fees of approximately $198,000, $193,000 and $78,000 in 2004, 2003 and 2002, respectively, to a law firm with which two directors, including the Company’s Chairman of the Board are affiliated. Such fees were primarily for services rendered by members and associates of such law firm other than the two directors. In addition, the Company paid annual lease payments of $94,000 for use of a distribution facility in each of 2004, 2003 and 2002, to the former owner of a business acquired by a Company subsidiary. The former owner is currently employed by the Company’s subsidiary.

(13)

Commitments and Contingencies

(a)

Contingencies

The Company’s subsidiary Acrocrete, together in four instances with affiliates of Acrocrete and in all other instances with non-affiliated parties, are defendants in 62 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems (“EIFS”), on single and multi-family residences and to a very limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 50 of these claims and are providing a defense in the remaining 12 cases, for which Acrocrete expects its carriers will accept coverage. Acrocrete is vigorously defending all of these cases and believes it has meritorious defenses, counter-claims and claims against third parties. Acrocrete is unable to determine the exact extent of its exposure or outcome of this litigation.

In one such claim, Acrocrete is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA, served on November 7, 2001. The lawsuit involved claims by Plaintiff against Acrocrete for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from Acrocrete for moisture damages allegedly caused by Acrocrete EIFS products. Acrocrete was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. The Company’s insurance carrier is providing a defense and has accepted coverage under a reservation of rights.

In late January 2005, all defendants except Acrocrete reached a settlement with the plaintiffs in the amount of $535,000. In late February/early March 2005, the case proceeded to a jury trial with Acrocrete as the lone defendant. The jury found Acrocrete liable to Plaintiffs for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1. The Court has not yet entered judgment against Acrocrete pending resolution of several post-trial motions, including (a) a motion for directed verdict, or, in the alternative, motion for a new trial, which includes a request that the court strike the award of punitive damages; (b) a motion for set-off (to recover a portion of the $535,000 settlement payment paid by defendants other than Acrocrete to Plaintiffs for their alleged damages); and (c) its motion for attorney’s fees against the contractor by virtue of all its claims against Acrocrete being dismissed by the Court. In addition, the Company believes that the Company has several substantive and meritorious issues to be raised on appeal, if necessary. Regardless of the disposition of the post trial motions or any appeal the Company believes that if any judgment is ultimately entered against it, it would be a fully insured loss, will be paid by the Company’s insurance carrier and will not materially adversely affect the Company’s business or its results of operations.

The allegations of defects in EIFS are not restricted to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as window, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company’s management believes that with existing coverage covering all potential claims for goods sold prior to

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(13)

Commitments and Contingencies

(a)

Contingencies (continued)

March 15, 2004, for the immediate future any uninsured claims should not have a material adverse effect on the Company’s financial position.

In March 2003, Just-Rite instituted litigation against a former employee, employed at the Company’s Gulfport, Mississippi distribution facility, and others, due to alleged violations by the employee of his non-compete agreements executed in connection with the acquisition of the business at that location. On September 27, 2004, Just-Rite completed a Settlement of the litigation against the former employee. (See Note 16)

Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation there can be no assurance of this.

(b)

Lease Commitments

At December 31, 2004 certain property, plant and equipment were leased by the Company under long-term leases. Future minimum lease commitments as of December 31, 2004, for all noncancellable leases are as follows:

December 31,
2005	$845,000
2006	555,000
2007	340,000
2008	142,000
2009 and thereafter	44,000
$1,926,000

Rental expense incurred for operating leases were approximately $789,000, $1,152,000 and $1,096,000, for the three years ended December 31, 2004, 2003 and 2002, respectively.

(14)

Impairment Charges

In 2002, the Company closed an under-performing distribution facility. As a result of closing this facility, the Company recorded an impairment charge of $96,000 to write-down the carrying value of the property held for sale to $240,000, its estimated realizable value.

(15)

Obligation for Appraisal Rights

On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company’s 1998 Merger (“Dissenting Stockholders”) reached a settlement (the “Settlement”). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the “Note”) for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note was to be reduced to $7.00 per share ($567,700) in the event the Company prepaid the Note in full prior to November 1, 2004. If the Note was not paid in full prior to November 1, 2004, the interest rate would increase from 5.6% to 8.0%. The Company obtained the cash due at closing of the settlement from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. At December 31, 2003, based on management’s intention to prepay the Note in full prior to November 1, 2004, the appraisal right obligation was classified as a short-term liability. In 2004 the Company prepaid the Note in full.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15)

Obligation for Appraisal Rights (continued)

In 2002, the Company recognized a $313,000 increase in net loss available to common stockholders as a result of reaching a settlement in principle with the Dissenting Stockholders in February 2003. The $313,000 loss was due to the excess of the $1,541,000 settlement over the $1,228,000 carrying value of the obligation at the time of settlement, including accrued interest.

(16)

Settlement of Litigation and Acquisition of Assets

On September 27, 2004, the Company’s subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) completed a settlement (“Settlement”) of its litigation against a former employee and others (“Settling Defendants”), case styled Just-Rite Supply, Inc. v. Dennis Robertson, Sr. et al, Case No. 1:03 CV214 GuRo in the United States District Court of the Southern District of Mississippi, Southern Division. The former employee was previously employed at Just-Rite’s Gulfport, Mississippi distribution facility. Just-Rite alleged violations by the employee of his non-compete agreements related to the acquisitions of the business at that location. Under the terms of the Settlement, the former employee and certain of the Settling Defendants entered into new three-year non-compete agreements with Just-Rite. In addition, as part of the Settlement, Just-Rite received four parcels of real properties, including two warehouse buildings currently utilized by Just-Rite’s Gulfport, Mississippi distribution facility. Two of these facilities were previously leased from the former employee. The remaining two parcels of real property, valued at approximately $211,000 were classified as held for sale at December 31, 2004. Just-Rite also received two delivery trucks which were put into immediate service. The assets received had a fair market value of $1,376,000. All assets acquired were subject to indebtedness. Further, a promissory note payable with a remaining principal balance and accrued interest of approximately $144,000 due from Just-Rite associated with the acquisition of the business was cancelled.

As part of the Settlement, Just-Rite paid cash consideration of approximately $45,000, and assumed equipment debt and mortgage indebtedness in the aggregate amount of approximately $916,000 collateralized by the assets received in the Settlement, In addition, Just-Rite incurred approximately $97,000 in contingent liabilities at September 30, 2004 which were expected to be satisfied through the liquidation of certain assets of a Settling Defendant which were not transferred to Just-Rite. Subsequently, on January 31, 2005 the assets of the Settling Defendant were sold in foreclosure and Just-Rite was required to pay approximately $26,000 to eliminate the remaining contingent liability. The assumed indebtedness for the acquired facilities and trucks require aggregate monthly payments of approximately $9,700 including interest, with a balloon payment for the remaining principal balance, plus accrued interest due and payable in 2008. Just-Rite recognized a gain of $482,000 from the Settlement in 2004 and a decrease in rent payable of approximately $10,500 per month.

(17)

Subsequent Event

On December 21, 2004 at a Special Meeting of Stockholders, the stockholders authorized the Company’s Board of Directors to implement a reverse stock split of its common stock at one of two possible ratios: either (a) one-for-four ratio; or (b) a one-for-five ratio to be determined by the Board in its discretion. On March 8, 2005, the Company’s Board of Directors authorized a one-for-four reverse stock split of its common stock to be effective at the close of business on March 22, 2005. The Company retained the par value of $.01 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts and stock option data of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented. Stockholders’ equity reflects the reverse stock split by reclassifying from “common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split.

SCHEDULE II

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALILFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

Description	Balance beginning of period	Charged to cost and expenses	Charged to Other accounts - describe	Deductions – describe		Balance at end of period

Year Ended December 31, 2004:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$556,000	$828,000	-	$510,000	(A)	$874,000

Year Ended December 31, 2003:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$477,000	$318,000	$—	$239,000	(A)	$556,000

Year Ended December 31, 2002:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$453,000	$268,000	$—	$244,000	(A)	$477,000

———————

(A)   Uncollectable accounts written off, net of recoveries.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a

 Evaluation of disclosure controls and procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officer who certify the Company’s financial reports, as well as to other members of senior management and the Board of Directors.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Company’s Board of Directors appearing under the caption “Election of Directors” and “Board of Directors and its Committees” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company

S. Daniel Ponce	56	Chairman of the Board

Lisa M. Brock	46	Director

Milton J. Wallace	69	Director

Morton L. Weinberger	76	Director

Howard L Ehler, Jr.	61	Director, Principal Executive Officer, Executive Vice President, Chief Financial Officer and Secretary of the Company, President of Premix and Acrocrete and Vice President of Just-Rite

Stephen C. Brown	58	President, Just-Rite and Vice President of Premix and Acrocrete

Betty J. Murchison	65	Chief Accounting Officer, Assistant Vice President

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

S. Daniel Ponce.  Mr. Ponce has been Chairman of the Board of the Company since 1988. Mr. Ponce has been engaged in the practice of law for over thirty (30) years and is currently a shareholder in the law firm of Legon, Ponce & Fodiman, P.A. During 2002, Mr. Ponce served as special counsel to United States Senator Bob Graham. Mr. Ponce is a member of the Board of Directors of the University of Florida Foundation, Inc. and serves as a member of its audit and finance committee. He is also a non-practicing certified public accountant.

Lisa M. Brock.  Mrs. Brock has been a Director of the Company since 1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix-Marbletite Manufacturing Co. and Acrocrete, Inc. , as Vice President for over five (5) years until December 1994, when she retired. Mrs. Brock continues to serve as a consultant to the Company.

Milton J. Wallace.  Mr. Wallace has been a Director of the Company since 1999. Mr. Wallace has been a practicing attorney in Miami for over forty (40) years and currently serves as counsel to the law firm of Legon, Ponce & Fodiman, P.A. He was a co-founder and Chairman of the Board of Renex Corp., a provider of dialysis services, from 1993 through February 2000, when Renex Corp. was acquired by National Nephrology Associates, Inc. Mr. Wallace was Chairman of the Board of Med/Waste, Inc., a provider if medical waste management services until February 13, 2002 when such Company filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. He is a Director of several private companies.

Morton L. Weinberger.  Mr. Weinberger has been a Director of the Company since 1988. Mr. Weinberger, a certified public accountant, has been self-employed as a consultant to various professional organizations for the past sixteen (16) years. He provides consulting service for the Company. For the previous twenty-five (25) years, he was engaged in the practice of public accounting. During such period, he was a partner with Peat Marwick Mitchell & Co., now know as KPMG, and thereafter, a partner with BDO Seidman, both public accounting firms.

Howard L. Ehler, Jr.  Mr. Ehler has been a Director of the Company since 2000. He has been Principal Executive Officer of the Company since March 1990 and Executive Vice President, Chief Financial Officer and Secretary of the Company since April 1988. Prior thereto he was Vice President, Chief Financial Officer and Assistant Secretary of the Company for over five years. In August 2004 Mr. Ehler assumed the positions of President of Premix and Acrocrete while maintaining his other positions with the Company

Stephen C. Brown.  Mr. Brown has been President of Just-Rite since June 1, 2004, and Vice President of Premix and Acrocrete since August, 2004. From 2000 until his appointment as President of Just-Rite, Mr. Brown was retired. Prior thereto, from 1997 until 2000, he served as President and CEO of Rugby Building Products, Inc. until its merger with Huttig Building Products.

Betty J. Murchison.  Ms. Murchison has been the Company’s Chief Accounting Officer since June 1995.

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

The Company’s officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Information regarding the filing of such reports is included in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding the Company’s Business Conduct and Ethics is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 11.  Executive Compensation

Information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Transaction” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Independent Certified Public Accountant” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and between Imperial Industries, Inc. and Imperial Merger Corp. dated October 12, 1998 (Form S-4 Registration Statement, Exhibit 2).

3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).

3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)

3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).

*3.4	Amendment to Certificate of Incorporation of the Company.

10.1

Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc., and Just-Rite Supply, Inc. dated January 28, 2000. (Form 10-K for the year ended December 31, 1999, Exhibit 10.1)

10.2	Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)

10.3	License Agreement between Bermuda Roof Company and Premix-Marbletite Manufacturing Co., (Form S-4 Registration Statement, Exhibit 10.5).

10.4	Employee Stock Option Plan (Incorporated by reference to Form 10-K for the year ended December 31, 2000, Exhibit 10.4).

10.5	Directors Stock Option Plan (Incorporated by reference to Form 10-K for the year ended December 31, 2000, Exhibit 10.5).

10.6	Form of Promissory Note issued in Settlement of Preferred Stock Dissenters Rights. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.4)

10.7

Amendment No. 3 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing CO., Acrocrete, Inc., and Just-Rite Supply, Inc. dated April 22, 2003. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.5)

Exhibit No.	Description

10.8

Amendment No. 4 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of September 15, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.6)

10.9

Amendment No. 5 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of October 20, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.7)

10.10

Stipulation to Final Judgment and Permanent Injunction, Settlement and Release Agreement by and between Just-Rite Supply, Inc. and Dennis L. Robertson, Sr. et al dated as of September 27, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.8)

*10.11

Amendment No. 6 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing CO., Acrocrete, Inc. and Just-Rite Supply, Inc.

14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)

*21	Subsidiaries of the Company.

*31	Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a - 14(a).

*32	Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Section 1350.

Reports filed on Form 8-K:

(a)

A Form 8-K was filed on November 4, 2004 announcing the Company will seek stockholder approval to implement a reverse stock split of its common stock at one of two possible ratios: either (a) one for four ratio; or (b) a one for five ratio; at a special stockholders meeting scheduled for December 21, 2004.

(b)

A Form 8-K was filed on November 11, 2004 announcing the issuance of a press release setting forth a summary of the Company’s sales and operating results for the third quarter and nine months ended September 30, 2004.

(c)

A Form 8-K was filed on December 21, 2004 announcing that at a special meeting of stockholders, the stockholders authorized the Company’s Board of Directors to implement a reverse stock split of its common stock at one of two possible ratios: either (a) one for four ratio; or (b) a one for five ration; to be determined by the Board in its discretion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 30, 2005	By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr. Executive Vice President/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ DANIEL PONCE	Chairman of the Board of Directors	March 30, 2005
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 30, 2005
Lisa M. Brock

/s/ MILTON J. WALLACE	Director	March 30, 2005
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 30, 2005
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR.	Director, Executive Vice President, Principal Executive Officer, Chief Financial Officer and Secretary	March 30, 2005
Howard L. Ehler, Jr.

/s/ BETTY J. MURCHISON	Assistant Vice President and Chief Accounting Officer	March 30, 2005
Betty J. Murchison