Form 10-Q
period 2005-03-31
IMPERIAL INDUSTRIES INC
filed 2005-05-13
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to  _______________

Commission file number  1-7190

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-1428

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 2, 2005: 2,416,528

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	March 31, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$912,000	$1,146,000
Restricted cash	1,133,000	1,075,000
Trade accounts receivable (less allowance for doubtful accounts of $858,000 and $874,000 at March 31, 2005 and December 31,
2004, respectively)	8,009,000	7,541,000
Inventories	5,456,000	5,258,000
Deferred income taxes	390,000	385,000
Asset held for sale	226,000	226,000
Other current assets	512,000	466,000
Total current assets	16,638,000	16,097,000

Property, plant and equipment, at cost	7,685,000	7,290,000
Less accumulated depreciation	(2,687,000)	(2,597,000)
Net property, plant and equipment	4,998,000	4,693,000

Other assets	174,000	143,000
	$21,810,000	$20,933,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$5,097,000	$5,957,000
Current portion of long-term debt	662,000	687,000
Accounts payable	4,198,000	3,767,000
Payable to former preferred stockholders	252,000	252,000
Accrued expenses and other liabilities	1,307,000	995,000
Income taxes payable	257,000	—
Total current liabilities	11,773,000	11,658,000

Deferred income taxes	29,000	—
Long-term debt, less current maturities	2,775,000	2,904,000

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued
Common stock, $.01 par value; 40,000,000 shares authorized;
2,414,340 and 2,379,350 issued at March 31, 2005 and
December 31, 2004, respectively	24,000	24,000
Additional paid-in capital	14,148,000	14,117,000
Accumulated deficit	(6,939,000)	(7,770,000)
Total stockholders' equity	7,233,000	6,371,000
	$21,810,000	$20,933,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$16,592,000	$11,923,000

Cost of sales	11,414,000	8,210,000
Gross profit	5,178,000	3,713,000

Selling, general and
administrative expenses	3,793,000	2,993,000

Operating income	1,385,000	720,000

Other income (expense):
Interest expense	(139,000)	(115,000)
Miscellaneous income	80,000	27,000
	(59,000)	(88,000)

Income before income taxes	1,326,000	632,000

Income tax expense	(495,000)	(270,000)

Net income	$831,000	$362,000

Basic income per common share	$0.34	$0.16

Diluted income per common share	$0.33	$0.15

Weighted average shares outstanding	2,413,924	2,308,858

Weighted average shares and
potentially dilutive shares outstanding	2,501,842	2,352,587

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$831,000	$362,000

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	138,000	116,000
Amortization	12,000	33,000
Provision for doubtful accounts	143,000	160,000
Provision for deferred income tax expense	24,000	157,000
Gain on disposal of fixed assets	—	(3,000)
Gain on disposal of assets held for sale	—	(1,000)

Increase in:
Accounts receivable	(611,000)	(1,383,000)
Inventory	(198,000)	(189,000)
Prepaid expenses and other assets	(88,000)	(25,000)

Increase in:
Accounts payable	431,000	964,000
Accrued expenses and other liabilities	297,000	292,000
Deferred compensation	15,000	—
Income taxes payable	257,000	91,000
Total adjustments to net income	420,000	212,000

Net cash provided by
operating activities:	1,251,000	574,000

Cash flows from investing activities:
Purchases of property, plant
and equipment	(445,000)	(213,000)
(Increase) decrease in restricted cash	(58,000)	357,000
Proceeds received from sale of
property and equipment	2,000	3,000
Proceeds received from disposal of assets held for sale	—	14,000

Net cash used in investing activities	(501,000)	161,000

- continued -

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

-continued-

	Three Months Ended March 31,
	2005	2004
Cash flows from financing activities:
Proceeds from note payable bank	16,121,000	11,022,000
Repayment of note payable bank	(16,981,000)	(11,549,000)
Proceeds from issuance of long-term debt	25,000	248,000
Proceeds received from exercise of stock options	50,000	—
Payment for cancellation of fractional shares of common stock	(20,000)	—
Payment of obligation for appraisal rights	—	(400,000)
Repayment of long-term debt	(179,000)	(82,000)
Net cash used in
financing activities	(984,000)	(761,000)

Net decrease in cash and
cash equivalents	(234,000)	(26,000)
Cash and cash equivalents, beginning of period	1,146,000	923,000
Cash and cash equivalents, end of period	$912,000	$897,000

Supplemental disclosure
of cash flow information:

Cash paid during the three months for
Interest	$141,000	$115,000
Income taxes	$90,000	$22,000
Non-cash transactions:
Asset acquisitions financed	$25,000	$148,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

a)

Basis of Presentation

The consolidated financial statements herein contain the accounts of Imperial Industries, Inc. and its wholly-owned subsidiaries, Acrocrete, Inc., Premix-Marbletite Manufacturing Co., and Just-Rite Supply, Inc. (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. For the three-month periods ended March 31, 2005 and 2004, the Company has determined that it continues to operate in a single operating segment.

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

The Company places its cash with commercial banks. At March 31, 2005, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. However, management believes the credit risk related to these deposits is minimal.

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

f)

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period.  Earnings per share for the prior year has been adjusted and restated to reflect a one-for-four reverse common stock split effective March 23, 2005.

g)

Cash and cash equivalents

The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at March 31, 2005 and December 31, 2004 are short-term time deposits of $125,000 and $124,000, respectively.

h)

Restricted cash

At March 31, 2005 and December 31, 2004, the Company has $1,133,000 and $1,075,000,respectively, of customer payments that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance on the line of credit.

i)

Revenue recognition policy

Revenue from sales transactions, net of discounts and allowances, is recorded upon customers acknowledgement of transfer of title of inventory, generally when delivered.

j)

Purchase rebates

The Company has an arrangement with a buying group organization providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months following fiscal year-end. Management believes the Company will continue to receive vendor rebates from the buying group for the remainder of 2005 and thereafter. However, the size of such rebates will be dependent on maintaining existing purchasing levels. There can be no assurance that this will continue or that the buying group will continue to provide a comparable amount of vendor rebates in the future on the products purchased by the Company. For the three months ended March 31, 2005, the Company recorded vendor rebates of $82,000, which was recorded as a vendor rebate receivable and included in other current assets.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-method to account for stock-based employee compensation:

	Three Months Ended March 31
	2005	2004
Net income, as reported	$831,000	$362,000

Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects	45,000	—

Pro-forma net income	$786,000	$362,000

Income per share:
Basic as reported	$0.34	$0.16
Basic pro-forma	$0.33	$0.16
Diluted as reported	$0.33	$0.15
Diluted pro-forma	$0.31	$0.15

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

m)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, principally notes payable and long-term debt, approximates fair value based on discounted cash flows because the borrowing rates are similar to the current rates offered to the Company.

n)

Assets held for sale

At March 31, 2005, the Company has $226,000 in assets held for sale consisting primarily of real properties the Company received in connection with the settlement of litigation with a former employee.

o)

Establishment of Contingency Reserves

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the evaluation and settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

o)

Establishment of Contingency Reserves (continued)

and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

p)

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (revised), Share-based Payments(FAS 123 R). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,  and its related implementation guidance. This Statement requires all transaction in which an entity obtains employee services or incurs liabilities in exchange for its equity instruments to be accounted for using a fair value method. For public companies the Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all new awards granted after the effective date and to unvested awards at the effective date. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to the first annual reporting period that begins after June 15, 2005. Management does not believe that the adoption of the Standard will have a material effect on the Company’s financial statements.

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

 (3)

Trade Accounts Receivable

At March 31, 2005, accounts aggregating to $709,000, or approximately 8.1% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $1,022,000, or approximately 12.0%, of total gross trade receivables outstanding at December 31, 2004 (see Note 5). Management believes the allowance for doubtful accounts at March 31, 2005 of $858,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

(4)

Inventories

At March 31, 2005 and December 31, 2004 inventories consisted of:

	2005	2004
Raw Materials	$622,000	$589,000
Finished Goods	4,578,000	4,404,000
Packaging materials	256,000	265,000
	$5,456,000	$5,258,000

(5)

Notes Payable

At March 31, 2005 and December 31, 2004, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, bears interest at prime rate plus ½% (6.00% at March 31, 2005). In February 2005, the line of credit was increased from $8,000,000 to $9,000,000 and the maturity date was extended from June 19, 2005 to June 1, 2007.

At March 31, 2005, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated approximately $9,000,000, of which $5,097,000 was outstanding. The average amounts outstanding for the three month period ended March 31, 2005 and 2004 were $5,535,000 and $6,055,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(6)

Long-Term Debt and Current Installments of Long-Term Debt

Included in long-term debt at March 31, 2005, are five mortgage loans, collateralized by real property, in the aggregate amount of $1,340,000, less current installments aggregating $78,000.

Other long-term debt in the aggregate amount of $2,097,000,less current installments of $584,000, relates principally to equipment financing. The notes bear interest at various rates ranging from approximately 5.8% to 10.75%.

(7)

Income Taxes

At March 31, 2005, the net deferred tax asset of approximately $362,000 consisted primarily of the basis differences attributable to accounts receivable, fixed assets and goodwill.

In the three months ended March 31, 2005, the Company recognized income tax expense of $495,000, compared to tax expense of $270,000, for the same period in 2004.

(8)

Capital Stock

a)

Common Stock

 At March 31, 2005 and December 31, 2004, the Company had outstanding 2,414,340 and 2,379,350 shares of common stock, $.01 par value per share , respectively, (“Common Stock”) adjusted and restated to reflect a one-for-four reverse common stock split effective March 23, 2005. The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of any outstanding preferred stock.

In the first quarter of 2005, the Company issued 50,312 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 3,763 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were cancelled.

On December 21, 2004 at a Special Meeting of Stockholders, the stockholders authorized the Company’s Board of Directors to implement a reverse stock split of its common stock at one of two possible ratios: either (a) one-for-four ratio; or (b) a one-for-five ratio to be determined by the Board in its discretion. On March 8, 2005, the Company’s Board of Directors authorized a one-for-four reverse stock split of its common stock which was effective on March 23, 2005. The Company retained the par value of $.01 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts and stock option data of the Company’s common stock have been retroactively restated to reflect the effect of the reverse split for all periods presented. Stockholders’ equity reflects the reverse stock split by reclassifying from “common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split. After the completion of the reverse split, the Company’s common stock was approved for listing on the NASDAQ Small Cap Market effective May 2, 2005 under the trading symbol “IPII”.

As a result of the one-for-four reverse stock split, fractional shares aggregating 11,559 shares were cancelled in consideration of a total cash payment of approximately $20,000 to stockholders.

b)

Preferred Stock

 The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At March 31, 2005 and December 31, 2004, there were no shares of preferred stock outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(8)

Capital Stock (continued)

c)

Stock Option Plans

The Company has two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan”)(collectively, the “1999 Plans”). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company’s Common Stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months following the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is currently comprised of four non-employee directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 225,000 and 100,000 shares are reserved for issuance under the Employee and Directors’ Plans, respectively.

During the three months ended March 31, 2005, the Company granted options to 15 employees to purchase 22,500 shares at prices ranging from $5.60 to $6.64 per share and options to non-employee Directors to purchase 10,000 shares at $6.64 per share (the fair market price of such shares at the date of grant). All options granted are exercisable for a five year period under the terms of the Plans. Employees exercised options to purchase 50,312 shares of Common Stock at prices ranging from $.72 to $2.88 per share during the first three months of 2005. Accordingly, as of March 31, 2005, options for 73,584, shares remain outstanding at a weighted exercise price of $3.15 and options for 54,000 shares were available for future grants under the Employee Plan. Options to purchase 65,000 shares are outstanding at a weighted exercise price of $2.51 and 15,000 shares were available for future grant under the Directors’ Plan.

(9)

Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004 (in thousands except per share amounts):

	Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share	Income		Shares	Per Share
Net income	$831,000				$362
Basic earnings
per share	$831,000	2,414	$0.34		$362	2,309	$0.16
Effect of dilutive
securities:
Options	$—	88	$0.01	$		44	$0.01
Diluted earnings
per common share	$831,000	2,502	$0.33		$362	2,353	$0.15

For the three months ended March 31, 2004, 48,750 options were excluded from the diluted earnings per share computations because they were anti-dilutive.

(10)

Commitments and Contingencies

a)

Contingencies

The Company’s subsidiary Acrocrete, together in four instances with affiliates of Acrocrete and in all other instances with non-affiliated parties, are defendants in 61 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of Exterior Insulation Finish Wall Systems (“EIFS”), on single and multi-family residences and to a very limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 52 of these claims and are providing a defense in the remaining 9 cases, for which Acrocrete expects its carriers will accept coverage.

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

In late January 2005, all defendants except Acrocrete reached a settlement with the plaintiffs in the amount of $535,000. In late February/early March 2005, the case proceeded to a jury trial with Acrocrete as the lone defendant. The jury found Acrocrete liable to Plaintiffs for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1. The Court has not yet entered judgment against Acrocrete pending resolution of several post-trial motions, including (a) a motion for directed verdict, or, in the alternative, motion for a new trial, which includes a request that the court strike the award of punitive damages; (b) a motion for set-off (to recover a portion of the $535,000 settlement payment paid by defendants other than Acrocrete to Plaintiffs for their alleged damages); and (c) its motion for attorney’s fees against the contractor by virtue of all its claims against Acrocrete being dismissed by the Court. In addition, the Company believes that the Company has several substantive and meritorious issues to be raised on appeal, if necessary. Regardless of the disposition of the post trial motions or any appeal, the Company believes that if any judgment is ultimately entered against it, it would be a fully insured loss, will be paid by the Company’s insurance carrier and will not materially adversely affect the Company’s business or its results of operations.

The allegations of defects in EIFS are not restricted to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as window, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. The Company believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, any uninsured claims should not have a material adverse effect on the Company’s financial position for the immediate future.

In March 2003, Just-Rite instituted litigation against a former employee, employed at the Company’s Gulfport, Mississippi distribution facility, and others, due to alleged violations by the employee of his non-compete agreements executed in connection with the acquisition of the business at that location. On September 27, 2004, Just-Rite completed a Settlement of the litigation against the former employee. (See Note 11)

Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

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

Notes to Consolidated Financial Statements

-continued-

(10)

Commitments and Contingencies (continued)

b)

Lease Commitments

At March 31, 2005, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $805,000 for its current operating leases. The leases expire at various dates ranging from May 31, 2005, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(11)

Settlement of Litigation and Acquisition of Assets

On September 27, 2004, the Company’s subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) completed a settlement (“Settlement”) of its litigation against a former employee and others (“Settling Defendants”), case styled Just-Rite Supply, Inc. v. Dennis Robertson, Sr. et al, Case No. 1:03 CV214 GuRo in the United States District Court of the Southern District of Mississippi, Southern Division. The former employee was previously employed at Just-Rite’s Gulfport, Mississippi distribution facility. Just-Rite alleged violations by the employee of his non-compete agreements related to the acquisition of the business at that location. Under the terms of the Settlement, the former employee and certain of the Settling Defendants entered into new three-year non-compete agreements with Just-Rite. In addition, as part of the Settlement, Just-Rite received four parcels of real properties, including two warehouse buildings currently utilized by Just-Rite’s Gulfport, Mississippi distribution facility. Two of these facilities were previously leased from the former employee. The remaining two parcels of real property, valued at approximately $211,000, were classified as held for sale at March 31, 2005 and December 31, 2004. Just-Rite also received two delivery trucks which were put into immediate service. The assets received had an aggregate value of $1,376,000. All assets acquired were subject to indebtedness. Further, a promissory note payable with a remaining principal balance and accrued interest of approximately $144,000 due from Just-Rite associated with the acquisition of the business was cancelled.

As part of the Settlement, Just-Rite paid cash consideration of approximately $45,000, and assumed equipment debt and mortgage indebtedness in the aggregate amount of approximately $916,000 collateralized by the assets received in the Settlement. In addition, Just-Rite incurred approximately $97,000 in contingent liabilities which were expected to be satisfied from the liquidation of certain assets of a Settling Defendant which were not transferred to Just-Rite. Subsequently on January 31, 2005 the assets of the Settling Defendant were sold in foreclosure and Just-Rite was required to pay approximately $26,000 to eliminate the remaining contingent liability.

The assumed indebtedness for the acquired facilities and trucks required aggregate monthly payments of approximately $9,700 including interest, with a balloon payment for the remaining principal balance, plus accrued interest due and payable in 2008. In March 2005, Just-Rite completed the refinancing of the assumed mortgage indebtedness associated with the acquired real properties with the existing commercial bank for a five-year period ending 2010. Just-Rite recognized a gain of $482,000 from the Settlement in 2004 and a decrease in rent payable of approximately $10,500 per month.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond the Company’s control, the following: realization of tax benefits; impairment of long-lived assets, including goodwill; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to the Company, or changes in policies of the Company’s vendors that may not be favorable to the Company; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; quality of management; business abilities and judgment of personnel;  changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; availability of qualified personnel; and labor and employee benefit costs.

Further, the Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates and assumptions on historical results and known trends as well as its forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. A number of the critical accounting policies involve a high degree of judgment and complexity. (See “Critical Accounting Policies” contained in the Company’s 2004 Form 10-K for a description of critical accounting policies.)

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected for the full year, due among any number of other factors, the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

The Company’s net sales for the three months ended March 31, 2005 increased approximately 39.2% compared to the first quarter of  2004. Demand for products sold by the Company was greater in the first quarter of 2005 compared to the same period in 2004 primarily due to strength in the new housing and commercial construction markets in the Company’s trade area in the Southeastern United States and market share gains in selected territories.

Also, a significant portion of the Company’s sales are generated from the areas impacted by the four hurricanes that struck Florida and other parts of the Southeastern United States in the third quarter of 2004. Although the Company suffered no significant damage to its facilities, the disruption in operations caused by the hurricanes resulted in lost sales and lower productivity for that period. Subsequently, hurricane cleanup and recovery efforts have given way to rebuilding in the damaged areas and the Company has realized an increased demand for its products since the third quarter of 2004 which has had a favorable impact on 2005 first quarter sales.

Although management expects the strength in new construction and rebuilding activity to remain solid in the Company’s principal markets in 2005 (absent changes in general economic conditions), it is possible certain product shortages within the industry could cause some temporary shortage of raw materials, or other products purchased for resale, which could result in a temporary delay of supply of Company products.

The Company’s gross margins were slightly higher in 2005 compared to 2004. The consolidated gross profit margins have continued to be pressured by sharply higher costs for raw materials utilized in certain of its Company manufactured products which began principally in the last half of 2004. The consolidated gross profit margins improved slightly in 2005 as a result of the Company achieving higher selling prices for products distributed from its distribution facilities in excess of vendor price increases in 2005, as compared to the first quarter of 2004. Selling, general and administrative expenses increased in the first three months of 2005 compared to the same period in 2004, due primarily to higher payroll and delivery expenses related to the servicing of the increased sales. Since a substantial portion of the Company’s costs are fixed in nature, the significant increase in sales and gross profits in 2005 more than offset the increase in selling, general and administrative expenses and had a favorable impact on operating income. Operating income increased 92.4% for the three months ended March 31, 2005 compared to the first quarter of 2004.

Results of Operations

Three Months Ended March 31, 2005 compared to 2004

Net sales for the three months ended March 31, 2005 increased $4,669,000, or approximately 39.2% compared to the same period in 2004. The increase in sales and greater demand for Company products is principally due to greater strength in the new housing and commercial construction markets in the Company’s trade areas compared to the same periods last year. In addition, the Company believes it has realized an increase in demand for its products in the first quarter of 2005 compared to 2004 attributed in part to the rebuilding needs caused by the storm damages inflicted by four hurricanes in the third quarter of 2004.

Gross profit as a percentage of net sales in the first quarter of 2005 was approximately 31.2% compared to 31.1% for the same period in 2004. The Company realized slightly higher gross profit margins in 2005 compared to 2004 despite suffering raw material cost increases, as well as higher payroll and other manufacturing expenses for the Company’s manufactured products produced at its Kennesaw, Georgia facility which had a negative effect on consolidated gross margins in 2005. The 2005 and 2004 first quarter periods reflect generally similar competitive conditions in the Company’s markets for the sales of its distributed products, but more intense competitive conditions in the 2005 first quarter period for the sales of the Company manufactured products produced at its Kennesaw, Georgia facility limited the Company’s ability to recover raw material cost increases through price increases from certain of its customers and caused downward pressure on gross profit margins. Increased gross profit margins realized from product sales generated from the Company’s distribution facilities and the Company’s other manufacturing facilities in the first quarter of 2005 offset the negative effect of lower gross profit margins realized from its Kennesaw, Georgia facility.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2005 compared to 2004 (continued)

At March 31, 2005, the Company has made an aggregate investment of approximately $1,600,000 in its Premix manufacturing facility located in Winter Springs, Florida in an effort to improve gross profit margins by generating production efficiencies to offset raw material cost increases and to help manage rising operating costs while increasing capacity for future growth.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2005 was approximately 22.9% compared to 25.1% in the same period in 2004. The percentage decrease was primarily the result of certain fixed costs and overhead being absorbed over higher sales volume. For the three months ended March 31, 2005, selling, general and administrative expenses increased $800,000 compared to 2004. The increase in expenses was primarily attributable to an increase of $306,000 in payroll and related costs, a $127,000 increase in delivery costs necessary to service increased sales, and a $77,000 increase in insurance expenses. In addition, fees for listing the Company’s common stock on the NASDAQ Small Cap Market, in combination with professional fees for consulting services for income taxes, internal controls and legal fees increased an aggregate of $134,000 in the first quarter of 2005 compared to the same period in 2004. Increases in other operating expenses, primarily those associated with the increased sales, accounted for the balance of the increase in operating expenses in the first quarter of 2005.

As noted earlier, a significant portion of the Company’s costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in the first quarter of 2005 compared to 2004 had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, the Company generated operating income of $1,385,000 in the first three months of 2005 compared to operating income of $720,000 in the same period last year, an increase of 92.4%.

Interest expense increased $24,000 in the first quarter of 2005, compared to 2004. The increase in interest expense in the first three months of 2005 was primarily due to a greater amount of interest bearing debt outstanding  and higher interest rates in 2005 compared to the same period in 2004.

Miscellaneous income, net of expenses, increased $53,000 in the first three months of 2005, compared to the first quarter of 2004. The increase in miscellaneous income in 2005 is attributed primarily to the Company’s recognizing greater income from late charge fees generated from the Company’s past due receivables in 2005 compared to the same period in 2004.

For the three months ended March 31, 2005, the Company recognized income tax expense of $495,000 compared to income tax expense of $270,000 for the same period in 2004.

After giving effect to the above factors, the Company had net income of $831,000, or $0.33 per fully diluted share, for the first quarter of 2005, compared to net income of $362,000, or $.15 per fully diluted share, for the same quarter in 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had working capital of approximately $4,865,000 compared to working capital of $4,439,000 at December 31, 2004, due primarily to the increase in accounts receivable and inventory associated with greater sales in the first three months of 2005, which was funded in large part by the increase in net income.

As of March 31, 2005, the Company had cash and cash equivalents of $912,000. Additionally, the Company had customer payments in the amount of $1,133,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sources and Uses of Cash

The Company’s operations generated approximately $1,251,000 of net cash from operations in the three months ended March 31, 2005, compared to $574,000 for the same period in 2004. The increase in cash flow in the first quarter of 2005 was primarily attributable to net income of $831,000 in the first quarter of 2005 compared to a net income of $362,000 for the same period in 2004. The greater amount of net income, in combination with increases in non-cash charges, accounts payable and accrued expenses, when aggregated, more than offset increases in accounts receivable and inventory associated with increased sales.

During the first quarter of 2005, the net expenditures for investing activities were $501,000 compared to proceeds of $161,000 in the same period in 2004. The increase in expenditures in 2005 compared to 2004 were primarily the result of expenditures for the Company’s manufacturing plant modernization project located at Winter Springs, Florida and increase in restricted cash.

In the first three months of 2005, the Company used net cash of approximately $984,000 from its financing activities, compared to using $761,000 in 2004. In 2005, the Company issued long-term debt in the aggregate amount of $25,000 for the purchase of additional delivery equipment, as compared to issuing long-term debt of $248,000 primarily for the purchase of delivery equipment in 2004. Payments of long-term debt aggregated $179,000 and $82,000 in 2005 and 2004, respectively. In 2005, the Company reduced notes payable $860,000, compared to $527,000 in the previous year.

Future Commitments and Funding Sources

At March 31, 2005, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2004. (See Notes 6 and 10 in the accompanying consolidated financial statements for additional information regarding our debt and commitments. )

The Company’s principal source of short-term liquidity is existing cash on hand and the availability under a line of credit with a commercial lender. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At March 31, 2005, $5,097,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total borrowing capacity, (including the amount outstanding of $5,097,000) of approximately $9,000,000 at March 31, 2005.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Georgia, Mississippi and Alabama who have purchased products on an unsecured open account basis and through Company owned warehouse distribution facilities. As of March 31, 2005, the Company owned and operated ten distribution facilities. Accounts receivable, net of allowance, at March 31, 2005 was $8,009,000 compared to $7,541,000 at December 31, 2004. The increase in receivables of $468,000, or approximately 6.2%, was primarily related to increased sales in 2005, particularly sales for the month of March 2005 as compared with December 2004. Inventories and accounts payable increased $198,000 and $431,000, respectively, at March 31, 2005 compared to 2004 due to the increased level of business.

As a result of the consummation of the December 31, 1998 merger with its wholly-owned subsidiary, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At March 31, 2005, the Company had paid $481,000 of such cash amount. Amounts payable to such stockholders at March 31, 2005 result from their non-compliance with the conditions for payment. Also, the Company has paid the holders of the Subordinated Debentures, which were issued in connection with the 1998 merger, an aggregate of  $812,000. Amounts payable to stockholders at March 31, 2005 on the Company’s consolidated balance sheet includes $209,000 payable to former debenture holders who have not yet tendered their Subordinated Debentures as required by the terms of such instrument.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources (continued)

The Company expects to finance approximately $200,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In April 2005 the Company purchased a distribution facility in Jacksonville, Florida for $475,000, of which approximately $368,000 was financed through a mortgage loan with a commercial bank. The Company previously leased the facility from the seller. In addition, the Company has begun to evaluate a new computer and data processing system for inventory, sales management, financial control and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service its customers. The estimated capital expenditures for this project cannot yet be determined.

In 2004 the Company undertook a major capital project to expand and enhance the Premix manufacturing capabilities at its Winter Springs, Florida facility to more effectively serve its customer base, to gain production efficiencies and provide the capacity and opportunity to broaden its manufactured product lines and enter new markets. The installation of the equipment for the modernization project was completed in the second quarter of 2005, and aggregated approximately $1,600,000 in capital expenditures, of which $1,130,000 was financed with a commercial bank.

Effective May 1, 2005, the Company entered into a lease agreement for a new distribution facility in St. Augustine, Florida. The Company expects its initial investment, principally working capital, will aggregate approximately $275,000 and will primarily be financed under the Company’s line of credit. Delivery and warehouse equipment is expected to total approximately $135,000 and be funded under financing arrangements with a commercial lender. In addition, the Company is investigating the opening of additional distribution facilities to increase market share and generate internal growth.

Beginning March 15, 2004, the Company was forced to renew its product liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company’s financial position within the immediate future. Due to the uncertainty and unpredictability of litigation there can be no assurances as to when or if any future uninsured claims may be filed, and if they were, that they will not be material. In addition, while the Company does not believe the outstanding insured EIFS claims against Acrocrete will have a material effect on the Company’s financial position, there can be no assurance of this because of the inherent uncertainty of litigation. See “Note 10 (a) of the Consolidated Financial Statements”.

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

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company’s control. Some of these factors include interest rates, employment levels, availability of credit, prices and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that the Company serves or in the economy could have a material adverse effect on the Company’s operating results and

Item 3

Quantitative and Qualitative disclosures About Market Risks (continued)

Residential and Commercial Construction Activity (continued)

financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins and operating results.

The Company’s first quarter revenues and, to a lesser extent, the Company’s fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain or snow, will generally preclude customers from installing the Company’s products on job sites. Because much of the Company’s overhead and expense remains relatively fixed throughout the year, the Company’s profits and operating results generally also tend to be lower and less favorable during the first and fourth quarters. However, in view of the recent strength in construction demand for Company products it is not possible to predict if historical construction trends and sales patterns will persist in 2005.

Exposure to Interest Rates

 The Company had four variable rate mortgages totaling $630,000 at March 31, 2005. The mortgages bear interest at prime plus 1% and are due in March 2009. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of prime plus ½%. A significant increase in the prime rate could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products.

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

The Company’s management, under the supervision of the Company’s Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Exhibit No.

Description

3.1

Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).

3.2

Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)

a.3

By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).

3.4

Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)

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

a.5

Directors Stock Option Plan (Incorporated by reference to Form 10-K for the year ended December 31, 2000, Exhibit 10.5).

10.7

Amendment No. 3 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing CO., Acrocrete, Inc., and Just-Rite Supply, Inc. dated April 22, 2003. (Incorporated by reference to Form 10-Q dated March 31, 2003, Exhibit 10.5)

10.8

Amendment No. 4 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of September 15, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.6)

10.9

Amendment No. 5 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of October 20, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.7)

10.11

Amendment No. 6 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 10.11)

21

14.1

Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)

Subsidiaries of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 21)

*31

Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a - 14(a).

*32

Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Section 1350.

Reports filed on Form 8-K:

(a)

A Form 8-K was filed on March 8, 2005 announcing the issuance of a press release stating that the Company’s Board of Directors authorized a one-for-four reverse split of its common stock to be effective at the close of business on March 18, 2005.

(b)

A Form 8-K was filed in March 22, 2005 announcing the issuance of a press release stating that the one-for-four reverse stock split of its common stock will now be effective at the close of business on March 22, 2005.

(c)

A Form 8-K was filed on March 30, 2005 announcing the issuance of a press release setting forth a summary of the Company’s sales and operating results for the year ended December 31, 2004.

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

May 13, 2005