Form 10-Q
period 2005-06-30
IMPERIAL INDUSTRIES INC
filed 2005-08-12
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10 – Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  1-7190

______________

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-1428

(Address of principal executive offices) (Zip Code)

(954) 917-7665

Registrant’s telephone number, including area code:

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 1, 2005: 2,452,826

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)
June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations (Unaudited)
Six Months and Three Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	24

Signatures	26

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$945,000	$1,146,000
Restricted cash	819,000	1,075,000
Trade accounts receivable (less allowance for doubtful accounts of $936,000 and $874,000 at June 30, 2005 and December 31,
2004, respectively)	8,713,000	7,541,000
Inventories	5,920,000	5,258,000
Deferred income taxes	379,000	385,000
Asset held for sale	226,000	226,000
Other current assets	546,000	466,000
Total current assets	17,548,000	16,097,000
Property, plant and equipment, at cost	8,559,000	7,290,000
Less accumulated depreciation	(2,852,000)	(2,597,000)
Net property, plant and equipment	5,707,000	4,693,000
Other assets	239,000	143,000
	$23,494,000	$20,933,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,850,000	$5,957,000
Current portion of long-term debt	680,000	687,000
Accounts payable	4,048,000	3,767,000
Payable to former preferred stockholders	241,000	252,000
Accrued expenses and other liabilities	1,278,000	995,000
Income taxes payable	35,000	—
Total current liabilities	12,132,000	11,658,000
Long-term debt, less current maturities	3,087,000	2,904,000
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued
Common stock, $.01 par value; 40,000,000 shares authorized;
2,439,076 and 2,379,350 issued at June 30, 2005 and
December 31, 2004, respectively	24,000	24,000
Additional paid-in capital	14,178,000	14,117,000
Accumulated deficit	(5,927,000)	(7,770,000)
Total stockholders’ equity	8,275,000	6,371,000
	$23,494,000	$20,933,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Sales	$34,035,000	$26,718,000	$17,443,000	$14,795,000

Cost of Sales	23,397,000	18,215,000	11,983,000	10,005,000
Gross profit	10,638,000	8,503,000	5,460,000	4,790,000

Selling, general and
administrative expenses	7,531,000	6,353,000	3,738,000	3,360,000

Operating income	3,107,000	2,150,000	1,722,000	1,430,000

Other income (expense):
Interest expense	(301,000)	(225,000)	(162,000)	(110,000)
Miscellaneous income	96,000	32,000	16,000	5,000
	(205,000)	(193,000)	(146,000)	(105,000)

Income before taxes	2,902,000	1,957,000	1,576,000	1,325,000

Income tax expense	(1,060,000)	(621,000)	(565,000)	(351,000)

Net income	$1,842,000	$1,336,000	$1,011,000	$974,000

Basic income per common share	$.77	$.58	$.42	$.42

Diluted income per common share	$.73	$.56	$.40	$.40

Weighted average shares outstanding	2,400,199	2,314,277	2,430,470	2,319,696

Weighted average shares and potentially dilutive shares outstanding	2,517,959	2,384,432	2,530,477	2,406,305

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,842,000	$1,336,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	323,000	243,000
Amortization	21,000	61,000
Provision for doubtful accounts	240,000	345,000
Provision for deferred income tax	8,000	133,000
Provision for writedown of assets	—	6,000
Gain on disposal of fixed assets	(1,000)	(7,000)
Gain on disposal of assets held for sale	—	(1,000)
Deferred compensation	30,000	—

(Increase) decrease in:
Accounts receivable	(1,412,000)	(2,355,000)
Inventory	(662,000)	(601,000)
Other assets	(195,000)	(165,000)

Increase in:
Accounts payable	281,000	1,955,000
Income taxes payable	35,000	193,000
Accrued expenses and other liabilities	251,000	436,000
Total adjustments to net income	(1,081,000)	243,000

Net cash provided by
operating activities:	761,000	1,579,000

Cash flows from investing activities:
Purchases of property, plant
and equipment	(1,339,000)	(374,000)
Proceeds received from disposal of assets
held for sale	—	14,000
Proceeds received from sale of fixed assets	2,000	8,000

Net cash used in investing activities	(1,337,000)	(352,000)

- continued -

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

-continued-

	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities
Proceeds from note payable bank	34,776,000	24,792,000
Repayment of note payable bank	(34,883,000)	(25,863,000)
Proceeds from issuance of long-term debt	536,000	392,000
Decrease in restricted cash	256,000	103,000
Payment of Obligation for Appraisal Rights	—	(568,000)
Payment to former preferred stockholders	(11,000)	—
Payment for cancellation of fractional shares
of common stock	(3,000)	—
Repayment of long-term debt	(360,000)	(171,000)
Proceeds received from exercise of stock options	64,000	24,000

Net cash provided by (used in) financing activities	375,000	(1,291,000)

Net decrease in cash and
cash equivalents	(201,000)	(64,000)
Cash and cash equivalents beginning of period	1,146,000	923,000
Cash and cash equivalents end of period	$945,000	$859,000

Supplemental disclosure of cash flow information:

Cash paid during the six months for:
Interest	$304,000	$222,000
Income taxes	$895,000	$291,000

Non-cash transactions:
Capital lease obligations	$—	$72,000
Asset acquisitions financed	$590,000	$227,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)

Description of Business and Summary of Significant Accounting Policies

The Company and its subsidiaries are primarily involved in the manufacture and sale of exterior and interior finish wall coatings and mortar products for the construction industry, as well as the sale of building materials from other manufacturers. Sales of the Company’s products as well as other manufacturers’ products are made to customers located primarily in Florida and other parts of the Southeastern United States through distributors and Company-owned distribution facilities.

a)

Basis of Presentation

The consolidated financial statements herein contain the accounts of Imperial Industries, Inc. and its wholly-owned subsidiaries, Acrocrete, Inc., Premix-Marbletite Manufacturing Co., and Just-Rite Supply, Inc. (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. For the six-month and three-month periods ended June 30, 2005 and 2004, the Company has determined that it continues to operate in a single operating segment.

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

The Company places its cash with commercial banks. At June 30, 2005, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. However, management believes the credit risk related to these deposits is minimal.

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

f)

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share for the prior periods have been adjusted and restated to reflect a one-for-four reverse common stock split effective March 23, 2005.

g)

Cash and cash equivalents

The Company has defined cash and cash equivalents as those highly liquid investments with original maturities of three months or less, and are stated at cost. Included in cash and cash equivalents at June 30, 2005 and December 31, 2004 are short-term time deposits of $125,000 and $124,000, respectively.

h)

Restricted cash

At June 30, 2005 and December 31, 2004, the Company has $819,000 and $1,075,000,respectively, of customer payments that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance on the line of credit.

i)

Revenue recognition policy

Revenue from sales transactions, net of discounts and allowances, is recorded upon customers acknowledgement of transfer of title of inventory, generally when delivered.

j)

Purchase rebates

The Company has an arrangement with a buying group organization providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months following fiscal year-end. Management believes the Company will continue to receive vendor rebates from the buying group for the remainder of 2005 and thereafter. However, the size of such rebates will be dependent on maintaining existing purchasing levels. There can be no assurance that this will continue or that the buying group will continue to provide a comparable amount of vendor rebates in the future on the products purchased by the Company. For the six months ended June 30, 2005, the Company recorded vendor rebates of $176,000, which was recorded as a vendor rebate receivable and included in other current assets.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-method to account for stock-based employee compensation:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,842,000	$1,336,000	$1,011,000	$974,000

Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects	(88,000)	(1,000)	(42,000)	(1,000)

Pro-forma net income	$1,754,000	$1,335,000	$969,000	$973,000

Income per share:
Basic as reported	$.77	$.58	$.42	$.42
Basic pro-forma	$.73	$.58	$.40	$.42
Diluted as reported	$.73	$.56	$.40	$.40
Diluted pro-forma	$.70	$.56	$.38	$.40

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

n)

Assets held for sale

At June 30, 2005, the Company has $226,000 in assets held for sale consisting primarily of real properties the Company received in connection with the settlement of litigation with a former employee.

o)

Establishment of Contingency Reserves

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the evaluation and settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration past

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

o)

Establishment of Contingency Reserves (continued)

experience as well as estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

p)

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (revised), Share-based Payments(FAS 123 R). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires all transaction in which an entity obtains employee services or incurs liabilities in exchange for its equity instruments to be accounted for using a fair value method. For public companies the Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all new awards granted after the effective date and to unvested awards at the effective date. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to the first annual reporting period that begins after June 15, 2005 and accordingly will be effective for the Company commencing January 1, 2006. Management does not believe that the adoption of the Standard will have a material effect on the Company’s financial condition or results of operations.

On November 24, 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, and amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the FASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect this standard will significantly impact the Company’s financial position or results of operations.

(3)

Trade Accounts Receivable

At June 30, 2005, accounts aggregating to $1,029,000, or approximately 10.7% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $1,022,000, or approximately 12.0%, of total gross trade receivables outstanding at December 31, 2004 (see Note 5). Management believes the allowance for doubtful accounts at June 30, 2005 of $936,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

(4)

Inventories

At June 30, 2005 and December 31, 2004 inventories consisted of:

	June 30,	December 31,
	2005	2004
Raw Materials	$710,000	$589,000
Finished Goods	4,903,000	4,404,000
Packaging materials	307,000	265,000
	$5,920,000	$5,258,000

(5)

Notes Payable

At June 30, 2005 and December 31, 2004, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at prime rate plus ½% (6.5% at June 30, 2005). In February 2005, the line of credit was increased from $8,000,000 to $9,000,000 and the maturity date was extended from June 19, 2005 to June 1, 2007.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(5)

Notes Payable (continued)

At June 30, 2005, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated approximately $9,000,000, of which $5,850,000 was outstanding. The average amounts outstanding for the six month period ended June 30, 2005 and 2004 were $5,567,000 and $5,912,000, respectively.

(6)

Long-Term Debt and Current Installments of Long-Term Debt

Included in long-term debt at June 30, 2005, are six mortgage loans, collateralized by real property, in the aggregate amount of $1,685,000, less current installments aggregating $103,000.

Other long-term debt in the aggregate amount of $2,082,000, less current installments of $577,000, relates principally to equipment financing. The notes bear interest at various rates ranging from approximately 5.8% to 10.75%.

(7)

Income Taxes

At June 30, 2005, the net deferred tax asset of approximately $379,000 consisted primarily of the basis differences attributable to accounts receivable and fixed assets.

In the six months and three months ended June 30, 2005, the Company recognized income tax expense of $1,060,000 and $565,000, compared to tax expense of $621,000 and $351,000, respectively, for the same periods in 2004. The lower tax rates in the comparative 2004 periods were principally due to utilization of income tax credits related to the payment during the period of the Company’s former Appraisal Rights Obligations.

(8)

Capital Stock

a)

Common Stock

At June 30, 2005 and December 31, 2004, the Company had outstanding 2,439,076 and 2,379,350 shares of common stock, $.01 par value per share, respectively, (“Common Stock”) adjusted and restated to reflect a one-for-four reverse common stock split effective March 23, 2005. The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of any outstanding preferred stock.

In the first six months of 2005, the Company issued 65,000 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 3,763 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were cancelled.

As a result of the one-for-four reverse stock split effective March 23, 2005, fractional shares aggregating 1,511 shares were cancelled in consideration of a total cash payment of approximately $3,000 to stockholders.

b)

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At June 30, 2005 and December 31, 2004, there were no shares of preferred stock outstanding.

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

During the six months ended June 30, 2005, the Company granted options to 15 employees to purchase 22,500 shares at prices ranging from $5.60 to $6.64 per share and options to non-employee Directors to purchase 10,000 shares at $6.64 per share (the fair market price of such shares at the date of grant). All options granted are exercisable for a five year period under the terms of the Plans. Employees exercised options to purchase 65,000 shares of Common Stock at prices ranging from $.72 to $2.88 per share during the first six months of 2005. Accordingly, as of June 30, 2005, options for 58,896 shares remain outstanding at a weighted exercise price of $3.70 and options for 54,375 shares were available for future grants under the Employee Plan. Options to purchase 65,000 shares are outstanding at a weighted exercise price of $2.51 and 15,000 shares were available for future grant under the Directors’ Plan.

(9)

Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the six months and three months ended June 30, 2005 and 2004 (in thousands except per share amounts):

	Six Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,842			$1,336
Basic earnings
per share	$1,842	2,400	$0.77	$1,336	2,314	$0.58
Effect of dilutive
securities:
Options	$—	118	$0.04	$—	70	$0.02
Diluted earnings
per common share	$1,842	2,518	$0.73	$1,336	2,384	$0.56

	Three Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,011			$974
Basic earnings
per share	$1,011	2,430	$0.42	$974	2,320	$0.42
Effect of dilutive
securities:
Options	$—	100	$0.02	$—	86	$0.02
Diluted earnings
per common share	$1,011	2,530	$0.40	$974	2,406	$0.40

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(10)

Commitments and Contingencies

a)

Contingencies

The Company’s subsidiary Acrocrete, together in four instances with affiliates of Acrocrete and in all other instances with non-affiliated parties, are defendants in 61 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a very limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 51 of these claims and are providing a defense in the remaining 10 cases, for which Acrocrete expects its carriers will accept coverage.

In one such pending claim, Acrocrete is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA, served on November 7, 2001. The Company’s insurance carrier is providing a defense and has accepted coverage under a reservation of rights. The lawsuit involved claims by Plaintiff against Acrocrete for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from Acrocrete for moisture damages allegedly caused by Acrocrete EIFS products. Acrocrete was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation.

In late January 2005, all defendants except Acrocrete reached a settlement with the plaintiffs in the amount of $535,000. In late February/early March 2005, the case proceeded to a jury trial with Acrocrete as the lone defendant. The jury found Acrocrete liable to Plaintiffs for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1. The Court has not yet entered judgment against Acrocrete pending resolution of several post-trial motions, including (a) a motion for set-off (to recover a portion of the $535,000 settlement payment paid by defendants other than Acrocrete to Plaintiffs for their alleged damages); and (b) its motion for attorney’s fees against the contractor by virtue of all its claims against Acrocrete being dismissed by the Court. In addition, the Company believes that the Company has several substantive and meritorious issues to be raised on appeal, if necessary. Regardless of the disposition of the post trial motions or any appeal, the Company believes that if any judgment is ultimately entered against it, it would be a fully insured loss, will be paid by the Company’s insurance carrier and will not materially adversely affect the Company’s business or its results of operations.

Over the last 10 years, Acrocrete has been named a co-defendant in an aggregate of approximately 260 resolved product liability lawsuits alleging the same or similar EIFS claims, not including the 61 pending lawsuits described above. A substantial number of the EIFS claims arise from the use of Acrocrete’s products in the residential construction market. A substantial majority of the resolved and pending EIFS Claims did not, and do not, allege specific monetary damages, but only allege damages sufficient to satisfy the jurisdictional requirements of the particular courts in which filed. Significant allegations of specific monetary damages are usually not forthcoming until discovery is completed in each case. Acrocrete is vigorously defending these EIFS Claims and believes it has meritorious defenses and cross claims against the other defendants. Therefore, the Company cannot make a realistic assessment of exposure as to any particular EIFS Claim until the case has proceeded through the litigation process, at which time most EIFS Claims have historically been resolved. The Company is not aware of any developments in any comparable products liability cases that may be relevant for purposes of estimating probable loss, or reasonably possible loss.

Historically, Acrocrete’s average settlement, together with legal fees and expenses in the 260 resolved EIFS Claims was $12,183. The Company’s insurance carriers have borne complete responsibility for all amounts. The Company has not had to contribute any cash in connection with the resolved EIFS Claims. The Company’s administrative costs associated with the EIFS Claims have not been material. As such, there has been no material impact in the Company’s consolidated operating statements. The Company has no reason to believe that, based in historical experience, pending EIFS Claims will not be similarly resolved and no accrual could reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(10)

Commitments and Contingencies (continued)

a)

Contingencies (continued)

the pending EIFS Claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded.

The allegations of defects in EIFS are not restricted to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. However, Acrocrete has made a concerted effort to limit its exposure in any such future EIFS Claims. For example, Acrocrete has instructed its salesmen and independent distributors not to sell to end users in the residential construction market and has eliminated warranties of its products used in such applications. To date, Acrocrete has not experienced any EIFS Claims for any periods that would not be covered by insurance. While the Company believes that with existing coverage covering all potential claims for goods sold prior to March 15, 2004, any uninsured claims should not have a material adverse effect on the Company’s financial position for the immediate future, there can be no assurance of this because of the inherent uncertainty of litigation.

On July 25, 2005, Acrocrete entered into an agreement to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia and agreed to cease the manufacture of products that had been formerly used in EIFS applications prior to December 31, 2005. (See Note 12)

In March 2003, Just-Rite instituted litigation against a former employee, employed at the Company’s Gulfport, Mississippi distribution facility, and others, due to alleged violations by the employee of his non-compete agreements executed in connection with the acquisition of the business at that location. On September 27, 2004, Just-Rite completed a Settlement of the litigation against the former employee. (See Note 11)

Premix, Acrocrete and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation, there can be no assurance of this.

b)

Lease Commitments

At June 30, 2005, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $860,000 for its current operating leases. The leases expire at various dates ranging from November 30, 2005, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

(11)

Settlement of Litigation and Acquisition of Assets

On September 27, 2004, the Company’s subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) completed a settlement (“Settlement”) of its litigation against a former employee and others (“Settling Defendants”), case styled Just-Rite Supply, Inc. v. Dennis Robertson, Sr. et al, Case No. 1:03 CV214 GuRo in the United States District Court of the Southern District of Mississippi, Southern Division. The former employee was previously employed at Just-Rite’s Gulfport, Mississippi distribution facility. Just-Rite alleged violations by the employee of his non-compete agreements related to the acquisition of the business at that location. Under the terms of the Settlement, the former

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(11)

Settlement of Litigation and Acquisition of Assets (continued)

employee and certain of the Settling Defendants entered into new three-year non-compete agreements with Just-Rite. In addition, as part of the Settlement, Just-Rite received four parcels of real properties, including two warehouse buildings currently utilized by Just-Rite’s Gulfport, Mississippi distribution facility. Two of these facilities were previously leased from the former employee. The remaining two parcels of real property, valued at approximately $211,000, were classified as held for sale at June 30, 2005 and December 31, 2004. Just-Rite also received two delivery trucks which were put into immediate service. The assets received had an aggregate value of $1,376,000. All assets acquired were subject to indebtedness. Further, a promissory note payable with a remaining principal balance and accrued interest of approximately $144,000 due from Just-Rite associated with the acquisition of the business was cancelled.

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

(12)

Subsequent Event

On July 25, 2005, the Company’s subsidiary, Acrocrete, Inc. (“Acrocrete”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Degussa Wall Systems, Inc. (“Degussa”) and Degussa Construction Chemicals Operations, Inc. (“DCCO”) (“Degussa and DCCO being the “Purchasers”), whereby the Purchasers acquired certain of the manufacturing assets of Acrocrete. The assets consist of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with Acrocrete’s manufacturing operations in Kennesaw, Georgia (the “Assets’). In addition, the Purchasers will acquire certain of Acrocrete’s accounts receivable that are outstanding as of September 30, 2005, subject to Acrocrete’s obligation to repurchase the unpaid balances of such accounts receivable ninety (90) days thereafter. The initial closing of the transaction occurred on July 25, 2005; provided however, Acrocrete is permitted to continue its operations through December 31, 2005 to complete customer orders.

The aggregate purchase price for the Assets consists of $1,100,000 in cash, plus the net book value of certain accounts receivable and the equipment being transferred as of September 30, 2005. Of the aggregate purchase price, $250,000 of the purchase price was paid on July 25, 2005, with the balance to be paid on September 30, 2005. The Company agreed to guarantee Acrocrete’s representations and warranties, as well as Acrocrete’s indemnification obligations in the Asset Purchase Agreement. The net book value of the Acrocrete assets to be disposed of were approximately $735,000 at June 30, 2005.

The sale of Acrocrete’s assets will be recorded in the third quarter of 2005. The Company determined it was not likely that sufficient production efficiencies would be realized from Acrocrete’s acrylic stucco manufacturing facility in the future without an inordinate amount of investment and risk to combat increasing costs due primarily to the sharp increase in its raw materials, which are principally oil based. Further, Acrocrete has not been able to obtain product liability insurance related to the sale of its acrylic products used in exterior insulation and finish systems (“EIFS”) since March 15, 2004. For the six months ended June 30, 2005, Acrocrete products generated net sales of approximately $5,346,000, of which $3,024,000 was sold to its affiliate Just-Rite, and operating profits (before corporate allocations of administrative costs) of approximately $362,000.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

-continued-

(12)

Subsequent Event (continued)

In addition, as part of the transaction, the Company’s subsidiary, Just-Rite Supply, Inc. (Just-Rite”) entered into a three-year Distribution Agreement (the “Distribution Agreement”) with Degussa to be effective as of October 1, 2005.

Pursuant to the Distribution Agreement, Degussa appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by Acrocrete and which will thereafter be manufactured by Degussa commencing the effective date of the Distribution Agreement.

Just-Rite has agreed to certain minimum purchase requirements over the term of the Distribution Agreement. Failure to achieve the minimum level of purchase subjects Just-Rite to certain financial obligations up to $2,300,000, provided however, under certain conditions, Just-Rite would have the option to extend the term of the Distribution Agreement for an additional two years in order to cure any shortfall of its minimum purchase obligations. The Company agreed to guarantee Just-Rite’s financial obligations resulting from any shortfall of the minimum purchase obligations.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

The Company’s net sales for the six and three months ended June 30, 2005 were $34,035,000 and $17,443,000, an increase of $7,317,000 and $2,648,000, or 27.4% and 17.9%, respectively, compared to the same periods in 2004. Demand for products sold by the Company was greater in the first six months of 2005 compared to the same period in 2004 primarily due to strength in the new housing and commercial construction markets in the Company’s trade area in the Southeastern United States.

Although management expects the strength in construction activity to remain solid in the Company’s principal markets in 2005 (absent changes in general economic conditions), it is possible certain product shortages within the industry could cause some temporary shortage of raw materials, or other products purchased for resale, which could result in a temporary delay of supply of Company products. The Company did experience some temporary shortages of raw materials used at its manufacturing facilities during the second quarter of 2005.

The Company’s gross margins were lower in the first six months and second quarter of 2005 compared to the same periods in 2004. The consolidated gross profit margins have continued to be pressured by sharply higher costs for raw materials utilized in the products produced at the Company’s facility located in Kennesaw, Georgia. The sharp increases in raw material costs began principally in the last half of 2004. On July 25, 2005, the Company’s subsidiary, Acrocrete, Inc. (“Acrocrete”), entered into an agreement to sell certain assets related to its manufacturing operations at its manufacturing facility in Kennesaw, Georgia and agreed to cease those manufacturing operations no later than December 31, 2005 (the “Degussa Sales Agreement”).

Selling, general and administrative expenses increased in the first six months and three months of 2005 compared to the same period in 2004, due primarily to higher payroll and delivery expenses related to the servicing of the increased sales. Since a substantial portion of the Company’s costs are fixed in nature, the significant increase in sales and gross profits in 2005 more than offset the increase in selling, general and administrative expenses and had a favorable impact on operating income. Operating income increased 44.5% and 20.4%, respectively, for the six and three months ended June 30, 2005 compared to the same periods of 2004.

Results of Operations

Six Months and Three Months Ended June 30, 2005 compared to 2004

Net sales for the six and three months ended June 30, 2005 increased $7,317,000 and $2,648,000, or approximately 27.4% and 17.9%, respectively, compared to the same periods in 2004. The increase in sales and greater demand for Company products is principally due to greater strength in the new housing and commercial construction markets in the Company’s trade areas compared to the same periods last year. The Company’s new distribution facility, located in St. Augustine, Florida, opened in May 2005, accounted for approximately $154,000 in sales in the second quarter of 2005.

Gross profit as a percentage of net sales in the first six months and second quarter of 2005 were approximately 31.3% and 31.3%, respectively, compared to 31.8% and 32.4%, for the same periods in 2004. The Company’s lower gross profit margins in 2005 compared to 2004 were primarily due to significantly higher raw material costs, as well as higher payroll and other manufacturing expenses for the Company’s manufactured products produced at its Kennesaw, Georgia facility. The 2005 and 2004 six months and second quarter periods reflect generally similar competitive conditions in the Company’s markets for the sale of its distributed products, but more intense competitive conditions in the 2005 periods for the sale of the Company’s manufactured products produced at its Kennesaw, Georgia facility limited the Company’s ability to recover raw material cost increases through price increases from certain of its customers.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months and Three Months Ended June 30, 2005 compared to 2004 (continued)

On July 25, 2005, Acrocrete sold certain assets pursuant to the Degussa Sales Agreement. The Company determined it was not likely that sufficient production efficiencies would be realized from Acrocrete’s acrylic stucco manufacturing facility in the future without an inordinate amount of investment and risk to combat increasing costs due primarily to the sharp increase in its raw materials, which are principally oil based. Further, Acrocrete has not been able to obtain product liability insurance related to the sale of its acrylic products used in exterior insulation and finish systems (“EIFS”) since March 15, 2004. For the six months ended June 30, 2005. Acrocrete products generated net sales of approximately $5,346,000, of which $3,024,000 was sold to its affiliate Just-Rite, and operating profits (before corporate allocations of administrative costs) of approximately $362,000. In connection with the Degussa Sales Agreement, Just-Rite entered into a Distribution Agreement with Degussa, a leading manufacturer of EIFS, stucco, specialty finishes and architectural coatings in North America, to provide Just-Rite a continuing availability of Acrocrete brand products for its customers. This is expected to enable Just-Rite to leverage its customer service strengths with its distribution network, and ultimately provide Just-Rite a better opportunity to grow this product line with a wider range of quality products to reach new markets, with greater customer support resources. In part, the Company is presently evaluating the opening of additional distribution facilities in an effort to take advantage of its Distribution Agreement with Degussa.

At June 30, 2005, the Company has made an aggregate investment of approximately $1,600,000 in its Premix manufacturing facility located in Winter Springs (greater Orlando area), Florida in an effort to improve gross profit margins by generating production efficiencies to offset raw material cost increases and to help manage rising operating costs while increasing capacity for future growth. However, temporary shortages in raw materials in the second quarter of 2005 limited the facility’s ability to generate the production efficiencies that are expected from the plant modernization.

Selling, general and administrative expenses as a percentage of net sales for the first six months and second quarter of 2005 were approximately 22.1% and 21.4%, respectively, compared to 23.8% and 22.7% for the same periods in 2004. The percentage decrease was primarily the result of certain fixed costs and overhead being absorbed over higher sales volume. For the six months and three months ended June 30, 2005, selling, general and administrative expenses increased $1,178,000 and $378,000, respectively, compared to the same periods in 2004. The increase in expenses for the six months ended June 30, 2005 was primarily attributable to an increase of $635,000 in payroll and related costs, a $161,000 increase in delivery costs necessary to service increased sales, and  a $104,000 increase in insurance expenses. In addition, fees for listing the Company’s common stock on the NASDAQ Small Cap Market, in combination with professional fees for consulting services for income taxes, internal controls and legal fees increased an aggregate of $145,000 in the first six months of 2005 compared to the same period in 2004. Increases in other operating expenses, primarily those associated with the increased sales, accounted for the balance of the increase in operating expenses in the first six months of 2005. For the second quarter ended June 30, 2005, the increase in selling, general and administrative expenses compared to the same period in 2004 was principally due to an increase of $288,000 in payroll costs, a $34,000 increase in delivery and fuels costs, and a $29,000 increase in insurance expenses.

As noted earlier, a significant portion of the Company’s operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in the first six months compared to the 2004 period had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, the Company generated operating income of $3,107,000 and $1,722,000 in the first six months and second quarter of 2005 compared to operating income of $2,150,000 and $1,430,000, in the same periods last year, an increase of 44.5% and 20.4%, respectively.

Interest expense increased $76,000 and $52,000 in the first six months and second quarter of 2005, compared to the same periods in 2004. The increase in interest expense in the 2005 periods were primarily due to a greater amount of interest bearing debt outstanding and higher interest rates in 2005 compared to the same periods in 2004.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months and Three Months Ended June 30, 2005 compared to 2004 (continued)

Miscellaneous income, net of expenses, increased $64,000 and $11,000 in the first six months and second quarter of 2005, compared to the same periods in 2004. The increase in miscellaneous income in 2005 is attributed primarily to the Company’s recognizing greater income from late charge fees generated from the Company’s past due receivables in 2005 compared to the same periods in 2004.

For the six months and three months ended June 30, 2005, the Company recognized income tax expense of $1,060,000 and $565,000, respectively, compared to income tax expense of $621,000 and $351,000 for the same periods in 2004.

After giving effect to the above factors, the Company had net income of $1,842,000 and $1,011,000, or $0.73 and $0.40 per fully diluted share, for the first six months and second quarter of 2005, compared to net income of $1,336,000 and $974,000, or $.56 and $.40 per fully diluted share, respectively, for the same periods in 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company had working capital of approximately $5,416,000 compared to working capital of $4,439,000 at December 31, 2004. The increase in working capital was due primarily to the increase in accounts receivable and inventory associated with greater sales in the first six months of 2005, which was funded in large part by the increase in net income.

As of June 30, 2005, the Company had cash and cash equivalents of $945,000. Additionally, the Company had customer payments in the amount of $819,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount.

Sources and Uses of Cash

The Company’s operations generated approximately $761,000 of net cash from operations in the six months ended June 30, 2005, compared to $1,579,000 for the same period in 2004. The reduction in cash flow in the first six months of 2005 was primarily attributable to greater increases in accounts payable and accrued expenses in 2004. Such increases when aggregated with net income, more than off-set increases in accounts receivable and inventory compared to the same period in 2004.

During the first six months of 2005, the net expenditures for investing activities were $1,337,000 compared to expenditures of $352,000 in the same period in 2004. The increase in expenditures in 2005 compared to 2004 were primarily the result of expenditures for the purchase of the Company’s distribution facility in Jacksonville, Florida, a greater amount of purchases of vehicles to improve the Company’s job-site delivery capabilities, and to complete the funding for the Company’s manufacturing plant modernization project located at Winter Springs (greater Orlando area), Florida.

In the first six months of 2005, the Company generated net cash of approximately $375,000 from its financing activities, compared to using $1,291,000 in 2004. In 2005, the Company issued long-term debt in the aggregate amount of $536,000 for the purchase of a distribution facility and additional delivery equipment, as compared to issuing long-term debt of $392,000 primarily for the purchase of delivery equipment in 2004. Payments of long-term debt aggregated $536,000 and $392,000 in 2005 and 2004, respectively. In 2005, the Company reduced notes payable in the net amount of $107,000, compared to a net reduction of $1,071,000 in the previous year. Also, in 2004, the Company paid in full the remaining $568,000 balance of the Obligation for Appraisal Rights.

Future Commitments and Funding Sources

At June 30, 2005, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2004. (See Notes 6 and 10 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources (continued)

The Company’s principal source of short-term liquidity is existing cash on hand and the availability under a line of credit with a commercial lender. The line of credit term expires in June 2007. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At June 30, 2005, $5,850,000 had been borrowed against the line of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total borrowing capacity, (including the amount outstanding of $5,850,000) of approximately $9,000,000 at June 30, 2005. The sales proceeds the Company expects to receive in connection with the Degussa Sales Agreement will be used to reduce the line of credit which will increase available borrowings, net of reductions in eligible collateral.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Georgia, Mississippi and Alabama who have purchased products on an unsecured open account basis and through Company owned warehouse distribution facilities. As of June 30, 2005, the Company owned and operated eleven distribution facilities. Accounts receivable, net of allowance, at June 30, 2005 was $8,713,000 compared to $7,541,000 at December 31, 2004. The increase in receivables of $1,172,000, or approximately 15.5%, was primarily related to increased sales in 2005, as compared to the period ending December 2004.

As a result of the consummation of the Company’s December 31, 1998 merger with its wholly-owned subsidiary, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At June 30, 2005, the Company had paid $492,000 of such cash amount. Amounts payable to such stockholders at June 30, 2005 result from their non-compliance with the conditions for payment. Also, the Company has paid the holders of the Subordinated Debentures, which were issued in connection with the 1998 merger, an aggregate of  $822,000. Amounts payable to stockholders at June 30, 2005 on the Company’s consolidated balance sheet includes $199,000 payable to former debenture holders who have not yet tendered their Subordinated Debentures as required by the terms of such instrument.

The Company presently is focusing its efforts on enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $400,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support its existing distribution facilities and improve customer service. The Company expects to finance approximately $300,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In April 2005, the Company purchased the real property at its  distribution facility in Jacksonville, Florida for $475,000, of which approximately $368,000 was financed through a mortgage loan with a commercial bank. The Company previously leased the facility from the seller. In addition, the Company is evaluating a new computer and data processing system for inventory, sales management, financial control and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service its customers. At this date, it is estimated capital expenditures for this project over the next year could approximate $650,000.

In 2004 the Company undertook a major capital project to expand and enhance the Premix manufacturing capabilities at its Winter Springs (greater Orlando area), Florida facility to more effectively serve its customer base, to gain production efficiencies and provide the capacity and opportunity to broaden its manufactured product lines and enter new markets. The installation of the equipment for the modernization project was completed in the second quarter of 2005, and aggregated approximately $1,600,000 in capital expenditures, of which $1,130,000 was financed with a commercial bank. In addition, the Company is evaluating further expanding the manufacturing capabilities of Premix to produce additional products.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources (continued)

Effective May 1, 2005, the Company entered into a lease agreement for a new distribution facility in St. Augustine, Florida. The Company is investigating the opening of additional distribution facilities to increase market share and generate internal growth, which is dependent upon many factors, including assurances of product availability from its principal vendors.

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

In connection with the Degussa Sales Agreement, the Company agreed to cease manufacturing operations at its Kennesaw, Georgia facility by December 31, 2005. The costs to exit the production of Acrocrete products at this facility cannot be estimated at this time. Ceasing manufacture of Acrocrete products for which the Company was not able to obtain insurance for EIFS exposure reduces the Company’s litigation risk for that product line in the future.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

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

Exposure to Interest Rates

A majority of the Company’s debt bears interest at rates that vary with changes in market indexes. At June 30, 2005, the Company had aggregate variable rate mortgage notes of $981,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or the “30-day Libor” rates of interest. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of prime plus ½%. A significant increase in the market index rates could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products.

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

Legal Proceedings

See notes to Consolidated Financial Statements, Note 10 (a), set forth in Part I Financial Information.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Shareholders on May 23, 2005 (the “Annual Meeting”).

At the Annual Meeting, the Company’s shareholders voted on the election of Class I directors. Two Class I directors were elected at the Annual Meeting with the votes as indicated below:

	For	Withhold
Howard L. Ehler, Jr.	2,009,426	8,995
Nadine Gramling	2,003,463	14,958

S. Daniel Ponce, Lisa M. Brock, Milton J. Wallace, and Morton L. Weinberger each continue to serve as directors and were not up for election at the 2005 Annual Meeting.

Item 6.

Exhibits and Reports on Form 8-K

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

10.3

Amendment No. 4 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of September 15, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.6)

10.4

Amendment No. 5 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of October 20, 2004. (Incorporated by reference to Form 10-Q dated September 30, 2004, Exhibit 10.7)

Exhibit No.	Description
10.5

Amendment No. 6 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 10.11)

*10.6

Distribution Agreement between Degussa Wall Systems, Inc. and Just-Rite Supply, Inc. dated July 25, 2005, to be effective as of October 1, 2005. [Portions of Exhibit 10.12 have been omitted pursuant to a request for confidential treatment.]

*10.7	Imperial Industries, Inc. Deferred Compensation Plan effective as of May 15, 2005.
14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)
21	Subsidiaries of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 21)
*31	Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a - 14(a).
*32	Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Section 1350.

Reports filed on Form 8-K:

(a)

A Form 8-K was filed on April 28, 2005 announcing the Company’s Common Stock would commence trading on the NASDAQ Small Cap Market on May 2, 2005.

(b)

A Form 8-K was filed on May 13, 2005 announcing the issuance of a press release setting forth a summary of the Company’s sales and operating results for the three months ended March 31, 2005.

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

August 12, 2005