Form 10-Q
period 2005-09-30
IMPERIAL INDUSTRIES INC
filed 2005-11-15
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10 – Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 1, 2005: 2,464,389.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.

Financial Information

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,074,000	$1,146,000
Restricted cash	1,508,000	1,075,000
Trade accounts receivable (less allowance for doubtful accounts of $958,000 and $874,000 at September 30, 2005 and December 31, 2004, respectively)	9,021,000	7,541,000
Inventories	5,764,000	5,258,000
Deferred income taxes	427,000	385,000
Asset held for sale	226,000	226,000
Other current assets	1,347,000	466,000
Total current assets	19,367,000	16,097,000
Property, plant and equipment, at cost	8,943,000	7,290,000
Less accumulated depreciation	(3,009,000)	(2,597,000)
Net property, plant and equipment	5,934,000	4,693,000
Other assets	220,000	143,000
	25,521,000	20,933,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable - line of credit	$4,725,000	$5,957,000
Current portion of long-term debt	666,000	687,000
Accounts payable	4,136,000	3,767,000
Payable to former preferred stockholders	207,000	252,000
Accrued expenses and other current liabilities	1,882,000	995,000
Income taxes payable	535,000	—
Total current liabilities	12,151,000	11,658,000
Long-term debt, less current maturities	3,124,000	2,904,000
Deferred gain	1,038,000	—
Deferred income taxes	29,000	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued Common stock, $.01 par value; 40,000,000 shares authorized; 2,464,389 and 2,379,350 issued at September 30, 2005 and December 31, 2004, respectively	25,000	24,000
Additional paid-in capital	14,242,000	14,117,000
Accumulated deficit	(5,088,000)	(7,770,000)
Total stockholders’ equity	9,179,000	6,371,000
	$25,521,000	$20,933,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Net Sales	$52,103,000	$39,883,000	$18,068,000	$13,165,000

Cost of Sales	36,116,000	27,344,000	12,719,000	9,129,000
Gross profit	15,987,000	12,539,000	5,349,000	4,036,000

Selling, general and
administrative expenses	11,467,000	9,697,000	3,936,000	3,344,000

Operating income	4,520,000	2,842,000	1,413,000	692,000

Other income (expense):
Interest expense	(479,000)	(338,000)	(178,000)	(113,000)
Gain on litigation settlement	—	508,000	—	508,000
Miscellaneous income	181,000	74,000	85,000	42,000
	(298,000)	244,000	(93,000)	437,000

Income before taxes	4,222,000	3,086,000	1,320,000	1,129,000

Income tax expense	(1,541,000)	(1,083,000)	(481,000)	(462,000)

Net income	$2,681,000	$2,003,000	$839,000	$667,000

Basic income per common share	$1.10	$.86	$.34	$.29

Diluted income per common share	$1.06	$.84	$.33	$.27

Weighted average shares outstanding	2,433,533	2,320,523	2,455,635	2,332,880

Weighted average shares and potentially dilutive shares outstanding	2,528,736	2,398,782	2,549,938	2,427,171

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,

	2005	2004
Cash flows from operating activities:
Net income	$2,681,000	$2,003,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	555,000	369,000
Amortization	20,000	69,000
Provision for doubtful accounts	420,000	487,000
Deferred tax (benefit) provision	(14,000)	194,000
Provision for write down of assets	—	5,000
Gain on disposal of fixed assets	(1,000)	(12,000)
Gain on disposal of assets held for sale	—	(1,000)
Gain on litigation settlement	—	(508,000)
Deferred compensation	45,000	—

(Increase) decrease in:
Accounts receivable	(1,900,000)	(2,024,000)
Inventory	(506,000)	(691,000)
Other assets	(976,000)	(7,000)

Increase in:
Accounts payable	369,000	491,000
Income taxes payable	535,000	352,000
Accrued expenses and other liabilities	709,000	242,000
Total adjustments to net income	(744,000)	(1,034,000)

Net cash provided by operating activities	1,937,000	969,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,825,000)	(1,277,000)
Proceeds received from sale of fixed assets	30,000	14,000
Proceeds received from disposal of assets held for sale	—	14,000
Net proceeds from sale of assets	1,038,000	—

Net cash used in investing activities	(757,000)	(1,249,000)

- continued -

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

-continued-

	Nine Months Ended September 30,

	2005	2004
	(Unaudited)
Cash flows from financing activities:
Proceeds from notes payable - line of credit	52,692,000	40,390,000
Repayments of note payable - line of credit	(53,924,000)	(39,759,000)
Proceeds from issuance of long-term debt	770,000	590,000
Increase in restricted cash	(433,000)	(231,000)
Payment of obligation for appraisal rights	—	(568,000)
Payment to former preferred stockholders	(45,000)	—
Payment for cancellation of fractional shares of common stock	(3,000)	—
Advance on sale of accounts receivable	133,000	—
Repayment of long-term debt	(571,000)	(262,000)
Proceeds received from exercise of stock options	129,000	31,000

Net cash (used in) provided by financing activities	(1,252,000)	191,000

Net decrease in cash and cash equivalents	(72,000)	(89,000)
Cash and cash equivalents beginning of period	1,146,000	923,000
Cash and cash equivalents end of period	$1,074,000	$834,000

Supplemental disclosure of cash flow information:

Cash paid during the nine months for:
Interest	$480,000	$340,000
Income taxes	$895,000	$550,000

Non-cash transactions:

Capital lease obligations	$—	$103,000
Asset acquisitions financed	$862,000	$487,000

Debt assumed in litigation settlement	$—	$916,000
Assets acquired in litigation settlement	$—	$1,376,000
Debt forgiven in litigation settlement	$—	$135,000

The accompanying notes are an integral part of the consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)

Description of Business and Summary of Significant Accounting Policies

The Company and its subsidiaries are primarily involved in the manufacture and sale of exterior and interior finish wall coatings and mortar products for the construction industry, as well as the sale of building materials from other manufacturers. Sales of the Company’s products, as well as other manufacturers’ products, are made to customers located in the Southeastern United States, primarily Florida, Mississippi, Georgia, Alabama and Louisiana, through distributors and Company-owned distribution facilities.

a)

Basis of Presentation

The consolidated financial statements herein contain the accounts of Imperial Industries, Inc. and its wholly-owned subsidiaries, Acrocrete, Inc. (“Acrocrete”), Premix-Marbletite Manufacturing Co. (“Premix”), and Just-Rite Supply, Inc. (“Just-Rite”, and collectively with Acrocrete and Premix, the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. For the nine-month and three-month periods ended September 30, 2005 and 2004, the Company has determined that it continues to operate in a single operating segment.

b)

Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company’s customer base. Trade accounts receivable represent amounts due from building materials dealers, contractors and sub-contractors located principally in the Southeastern United States who have purchased products on an unsecured open account basis.

The Company places its cash with commercial banks. At September 30, 2005, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. However, management believes the credit risk related to these deposits is minimal.

c)

Inventories

Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and overhead.

d)

Property, plant and equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the depreciable assets. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures which extend the useful life of assets are capitalized. Differences between the proceeds received on the sale of property, plant and equipment and the carrying value of the assets on the date of sale is reflected in the Statements of Operations.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

e)

Income Taxes

The Company utilizes the liability method for determining its income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against tax assets that are not likely to be realized. The Company’s income tax expense consists of taxes currently taxable, if any, plus the change during the period of the Company’s deferred tax assets and liabilities.

f)

Earnings per share presented

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period, calculated using the treasury stock method. Earnings per share for all prior periods have been adjusted and restated to reflect a one-for-four reverse common stock split effective March 23, 2005.

g)

Cash and cash equivalents

The Company has defined cash and cash equivalents as those highly liquid investments with maturities at the time of purchase of three months or less, and are stated at cost. Included in cash and cash equivalents at September 30, 2005 and December 31, 2004 are time deposits of $125,000 and $124,000, respectively.

h)

Restricted cash

At September 30, 2005 and December 31, 2004, the Company has $1,508,000 and $1,075,000,respectively, of customer payments that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Such amounts, when remitted to the lender, reduce the outstanding balance on the line of credit.

i)

Revenue recognition policy

Revenue from sales transactions, net of discounts and allowances, is recorded upon customers’ acknowledgement of transfer of title of inventory, generally when delivered.

j)

Purchase rebates

The Company has an arrangement with a buying group organization providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months following fiscal year-end. Management believes the Company will continue to receive vendor rebates from the buying group for the remainder of 2005 and thereafter. However, the size of such rebates will be dependent on maintaining existing purchasing levels. There can be no assurance that this will continue or that the buying group will continue to provide a comparable amount of vendor rebates in the future on the products purchased by the Company. For the nine months ended September 30, 2005, the Company recorded vendor rebates of $343,000, which was recorded as a vendor rebate receivable and included in other current assets.

k)

Stock-based compensation

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees using the intrinsic value method, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

k)

Stock-based compensation (continued)

value of the underlying common stock at the date of the award. Stock-based compensation to non-employees is accounted for using the fair value-method.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-method to account for stock-based employee compensation:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Net income as reported	$2,681,000	$2,003,000	$839,000	$667,000

Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(88,000)	(7,000)	—	(1,000)

Pro-forma net income	$2,593,000	$1,996,000	$839,000	$666,000

Income per share:
Basic as reported	$1.10	$.86	$.34	$.29
Basic pro-forma	$1.07	$.86	$.34	$.29
Diluted as reported	$1.06	$.84	$.33	$.27
Diluted pro-forma	$1.03	$.83	$.33	$.27

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

n)

Assets held for sale

At September 30, 2005, the Company has $226,000 in assets held for sale, consisting primarily of real properties the Company received in connection with the settlement of litigation with a former employee.

o)

Establishment of Contingency Reserves

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(2)

Description of Business and Summary of Significant Accounting Policies (continued)

o)

Establishment of Contingency Reserves (continued)

the evaluation and settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration past experience as well as estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

p)

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (revised), Share-based Payments(FAS 123 R). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,  and its related implementation guidance. This Statement requires all transactions in which an entity obtains employee services or incurs liabilities in exchange for its equity instruments to be accounted for using a fair value method. For public companies, the Statement will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be effective for the Company commencing January 1, 2006. This Statement applies to all new awards granted after the effective date and to unvested awards at the effective date. Management is evaluating the impact of the adoption of the Statement on the Company’s financial condition and results of operations.

On November 24, 2004, the Financial Accounting Standards Board issued Statement No. 151, Inventory Costs, and amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the FASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 and accordingly will become effective for the Company commencing January 1, 2006. Management does not expect this standard will significantly impact the Company’s financial position or results of operations.

(3)

Sale of Certain Assets and Closure of Manufacturing Facility

On July 25, 2005, Acrocrete entered into an agreement to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia with Degussa Wall Systems, Inc. (“Degussa”) and Degussa Construction Chemical Operations, Inc. (“DCCO” and collectively with Degussa, the “Purchasers”) and agreed to cease the manufacture of products that had been formerly used in EIFS applications prior to December 31, 2005 (the “Degussa Sales Agreement”).

Pursuant to the Degussa Sales Agreement, the Purchasers acquired certain of the assets of Acrocrete and its affiliate, Premix. The sale was completed on September 30, 2005. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with Acrocrete’s manufacturing operations in Kennesaw, Georgia (the “Assets’). In addition, the Purchasers purchased certain of Acrocrete’s accounts receivable outstanding as of September 30, 2005 at face value, subject to Acrocrete’s obligation to repurchase the unpaid balances of such accounts receivable ninety (90) days thereafter. The amount of trade accounts receivable sold under this agreement have been re-classified to other current assets. Because the Company continues to bear the risk of loss in connection with these receivables, proceeds from the sale have been recorded as advances and reflected within other current liabilities.

The aggregate purchase price for the Assets consisted of $1,100,000 in cash, plus the net book value of the accounts receivable and equipment to be transferred prior to December 31, 2005. The Company incurred $62,000 in aggregate transaction expenses. Of the aggregate purchase price, $1,320,000, $250,000 was paid on July 25, 2005, $983,000 was paid on September 30, 2005 and the remaining $87,000 will be paid when Acrocrete delivers certain manufacturing equipment to Degussa after the Kennesaw facility ceases production in the fourth quarter of 2005. The net book value of the remaining Acrocrete Assets to be disposed of were approximately $87,000 at September 30, 2005.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(3)

Sale of Certain Assets and Closure of Manufacturing Facility (continued)

In connection with the Degussa Sales Agreement, Acrocrete agreed to cease manufacturing operations at its Kennesaw, Georgia facility by December 31, 2005. Acrocrete will wind down manufacturing operations during the fourth quarter of 2005. As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell certain of the assets previously manufactured and sold by Acrocrete.

Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement. In the event the Company fails to purchase a minimum of $12,000,000, it will be required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once the Company has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, the Company has deferred the gain of $1,038,000 on the Degussa Sales Agreement until it has reached this minimum level of purchases. Subsequently, the Company will recognize the gain ratably as the remaining purchase commitment is attained. The Company’s results of operations for the nine months and three months ended September 30, 2005 does not include any gain from the sale of the Assets.

For the nine months and three months ended September 30, 2005, Acrocrete products generated net sales of approximately $8,208,000, and $2,863,000, of which $4,716,000 and $1,692,000, respectively, was sold to its affiliate Just-Rite. Acrocrete contributed operating income (before corporate allocations of administrative costs) of approximately $386,000 and $57,000 for the respective periods.

In connection with Acrocrete’s agreement to cease manufacturing operations at its Kennesaw, Georgia facility, the facility will be closed by the end of the fourth quarter of 2005 and Acrocrete will cease operations. For the nine months and three months ended September 30, 2005, the Company incuurred a charge of $77,000 against costs of sales as a result of the planned closure.

The closure charge against cost of sales in the third quarter reflects an accrual of the severance payments due to employees at September 30, 2005 of $52,000, in accordance with the terms of a work force reduction plan adopted in July 2005 and an estimated inventory write-down (approximately $25,000) for products determined to be no longer saleable or useable at September 30, 2005 as a result of such closure. In addition, the nine months and third quarter cost of sales includes accelerated depreciation expense of $28,000 related to assets that will no longer be useable when Acrocrete ceases operations.

The Company estimates it will incur additional closure costs in the fourth quarter, including the acceleration of depreciation expense of certain equipment no longer usable of approximately $79,000 as follows:

Severance expenses	$26,000
Dismantling of production equipment	22,000
Accelerated depreciation of surplus equipment	31,000
$79,000

(4)

Trade Accounts Receivable

At September 30, 2005, accounts aggregating $994,000, or approximately 9.5% of total gross trade accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $1,022,000, or approximately 12.0%, of total gross trade receivables outstanding at December 31, 2004 (see Note 6). Management believes the allowance for doubtful accounts at September 30, 2005 of $958,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

Accounting for doubtful accounts is uncertain because management must use judgment to assess the collectibilty of these accounts. Although the Company believes the allowance for doubtful accounts is sufficient, if

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(4)

Trade Accounts Receivable (continued)

the financial condition of certain customers located in the Company’s trade area devastated by Hurricane Katrina were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may subsequently be required that could adversely impact the Company’s consolidated statements of operations.

(5)

Inventories

At September 30, 2005 and December 31, 2004 inventories consisted of:

	September 30, 2005	December 31, 2004

Raw Materials	$795,000	$589,000
Finished Goods	4,646,000	4,404,000
Packaging materials	323,000	265,000
	$5,764,000	$5,258,000

(6)

Notes Payable – Line of Credit

At September 30, 2005 and December 31, 2004, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at prime rate plus ½% (7.0% at September 30, 2005). In February 2005, the line of credit was increased from $8,000,000 to $9,000,000 and the maturity date was extended from June 19, 2005 to June 1, 2007.

At September 30, 2005, the line of credit limit available for borrowing, based on eligible receivables and inventory, aggregated approximately $9,000,000, of which $4,725,000 was outstanding. The average amounts outstanding for the nine month period ended September 30, 2005 and 2004 were $5,428,000 and $6,051,000, respectively.

(7)

Long-Term Debt and Current Installments of Long-Term Debt

Included in long-term debt at September 30, 2005, are six mortgage loans, collateralized by real property, in the aggregate amount of $1,659,000, less current installments aggregating $103,000.

Other long-term debt in the aggregate amount of $2,131,000,less current installments of $563,000, relates principally to equipment financing. The notes bear interest at various rates ranging from approximately 5.8% to 10.75%.

(8)

Income Taxes

At September 30, 2005, the net deferred tax asset of approximately $398,000 consisted primarily of the basis differences attributable to accounts receivable and fixed assets.

In the nine months and three months ended September 30, 2005, the Company recognized income tax expense of $1,541,000 and $481,000, compared to tax expense of $1,083,000 and $462,000, respectively, for the same periods in 2004.

(9)

Capital Stock

a)

Common Stock

At September 30, 2005 and December 31, 2004, the Company had outstanding 2,464,389 and 2,379,350 shares of common stock, $.01 par value per share (the “Common Stock”) adjusted and restated to reflect a one-for-four reverse common stock split effective March 23, 2005. The holders of common stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of common stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of any outstanding preferred stock.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(9)

Capital Stock

a)

Common Stock (continued)

In the first nine months of 2005, the Company issued 90,313 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 3,763 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were cancelled.

As a result of the one-for-four reverse stock split effective March 23, 2005, fractional shares aggregating 1,511 shares were cancelled in consideration of a total cash payment of approximately $3,000 to stockholders.

b)

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At September 30, 2005 and December 31, 2004, there were no shares of preferred stock outstanding.

c)

Stock Option Plans

The Company has two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan”)(collectively, the “1999 Plans”). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company’s Common Stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months following the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is currently comprised of four non-employee directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted under the Employee Plan. A total of 225,000 and 100,000 shares are reserved for issuance under the Employee and Directors’ Plans, respectively.

During the nine months ended September 30, 2005, the Company granted options to 15 employees to purchase 22,500 shares at prices ranging from $5.60 to $6.64 per share and options to non-employee Directors to purchase 10,000 shares at $6.64 per share (the fair market price of such shares at the date of grant). All options granted are exercisable for a five year period under the terms of the Plans. Employees exercised options to purchase 90,313 shares of Common Stock at prices ranging from $.72 to $5.60 per share during the first nine months of 2005. Accordingly, as of September 30, 2005, under the Employee Plan options for 33,584 shares remain outstanding at a weighted exercise price of $4.56 and options for 54,375 shares were available for future grants. Options to purchase 65,000 shares are outstanding at a weighted exercise price of $2.51 and 15,000 shares were available for future grant under the Directors’ Plan.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(10)

Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the nine months and three months ended September 30, 2005 and 2004 (in thousands except per share amounts):

	Nine Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$2,681			$2,003
Basic earnings per share	$2,681	2,434	$1.10	$2,003	2,321	$.86
Effect of dilutive securities:
Options	$—	95	$.04	$—	78	$.02
Diluted earnings per common share	$2,681	2,529	$1.06	$2,003	2,399	$.84

	Three Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$839			$667
Basic earnings per share	$839	2,456	$.34	$667	2,333	$.29
Effect of dilutive securities:
Options	$—	94	$.01	$—	95	$.02
Diluted earnings per common share	$839	2,550	$.33	$667	2,428	$.27

(11)

Commitments and Contingencies

a)

Contingencies

The Company’s subsidiary Acrocrete, together in four instances with affiliates of Acrocrete and in all other instances with non-affiliated parties, are defendants in 37 lawsuits pending in various Southeastern states, brought by homeowners, homeowner associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a very limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 29 of these claims and are providing a defense in the remaining 8 cases, for which Acrocrete expects its carriers will accept coverage.

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

In late January 2005, all defendants except Acrocrete reached a settlement with the plaintiffs in the amount of $535,000. In February and March 2005, the case proceeded to a jury trial with Acrocrete as the lone defendant. The jury found Acrocrete liable to Plaintiffs for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1.

On October 17, 2005, the Court conducted a hearing on several post-trial motions, including (a) Acrocrete’s motion for set-off (to recover a portion of the $535,000 settlement payment paid by defendants other than Acrocrete to Plaintiffs for their alleged damages); and (b) Acrocrete’s motion for attorneys’ fees against the contractor by virtue of all its claims against Acrocrete being dismissed by the Court.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(11)

Commitments and Contingencies (continued)

a)

Contingencies (continued)

On October 26, 2005, the Court issued an Order and ruled that from the settlement payment amount of $535,000, the amount of $221,361 plus the appropriate amount of taxable costs shall be deducted to determine the settlement funds remaining for set-off against the jury verdict against Acrocrete. In other words, the Court’s Order reduced the jury verdict against Acrocrete from $523,200 to $209,562.

Remaining trial issues include the amount of taxable costs, if any, to be awarded Plaintiffs and Acrocrete’s motion for attorneys’ fees against the contractor, Stalnaker Construction, which are expected to be heard by the Court in the near future. Once these trial issues are resolved, the Court will be in a position to enter a final judgment, and unless this matter is settled by the parties, an appeal will follow.

The Company believes that it has several substantive and meritorious issues to be raised on appeal. Regardless of the disposition of any appeal, however, the Company believes that any judgment that is ultimately entered against it, is a fully insured loss, will be paid by the Company’s insurance carrier and will not materially adversely affect the Company’s business or its results of operations.

Over the last 10 years, Acrocrete has been named a co-defendant in an aggregate of approximately 277 resolved product liability lawsuits alleging the same or similar EIFS claims, not including the 37 pending lawsuits described above. A substantial number of the EIFS claims arise from the use of Acrocrete’s products in the residential construction market. A substantial majority of the resolved and pending EIFS claims did not, and do not, allege specific monetary damages, but only allege damages sufficient to satisfy the jurisdictional requirements of the particular courts in which filed. Significant allegations of specific monetary damages are usually not forthcoming until discovery is completed in each case. Acrocrete is vigorously defending these EIFS claims and believes it has meritorious defenses and cross claims against the other defendants. Therefore, the Company cannot make a realistic assessment of exposure as to any particular EIFS claim until the case has proceeded through the litigation process, at which time most EIFS claims have historically been resolved. The Company is not aware of any developments in any comparable products liability cases that may be relevant for purposes of estimating probable loss, or reasonably possible loss.

Historically, Acrocrete’s average settlement, together with legal fees and expenses in the 277 resolved EIFS claims was $16,321. The Company’s insurance carriers have borne complete responsibility for all amounts and the Company has not had to contribute any cash in connection with the resolved EIFS claims. The Company’s administrative costs associated with the EIFS claims have not been material. As such, there has been no material impact on the Company’s consolidated results of operations. The Company has no reason to believe that, based on historical experience, pending EIFS claims will not be similarly resolved and no accrual can reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded.

The allegations of defects in EIFS are not restricted to Acrocrete products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. However, Acrocrete has made a concerted effort to limit its exposure in any such future EIFS claims. For example, Acrocrete has instructed its salesmen and independent distributors not to sell to end users in the residential construction market and has eliminated warranties of its products used in such applications. In addition, the

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(11)

Commitments and Contingencies (continued)

a)

Contingencies (continued)

Company will no longer manufacture such products following the closure of the Acrocrete manufacturing facility in Kennesaw, Georgia which will occur by December 31, 2005 (see Note 3), further reducing future exposure to EIFS claims. Following the closure of the manufacturing facility, Just-Rite will become a distributor of products manufactured by Degussa Wall Systems, Inc. under the Acrocrete brand. As part of such distribution arrangement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products.

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

b)

Lease Commitments

At September 30, 2005, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent of approximately $766,000 for its current operating leases. The leases expire at various dates ranging from November 30, 2005, to August 31, 2009. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

c)

Product Purchase Commitments

In connection with the Degussa Sales Agreement, Just-Rite entered into a three-year Distribution Agreement with Degussa effective as of October 1, 2005. Pursuant to the Distribution Agreement, Degussa appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by Acrocrete and which will thereafter be manufactured by Degussa commencing with the effective date of the Distribution Agreement. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products thereafter manufactured by Degussa.

Just-Rite has agreed to purchase a minimum of $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement. Once the Company has purchased a minimum of $12,000,000, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment.

The Company agreed to guarantee Just-Rite’s financial obligations resulting from any shortfall of the minimum purchase obligations. Based on historical sales of this product and future business prospects, the Company believes Just-Rite will achieve the minimum purchases required under the Distribution Agreement, although there can be no assurance of this because of many risks and uncertainties beyond the Company’s control (see Note 3).

At September 30, 2005, Degussa purchased certain accounts receivable from Acrocrete in the amount of $133,000 at face value, subject to Acrocrete’s obligation to repurchase the unpaid balance of such accounts receivable within ninety days thereafter (see Note 3).

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(12)

Gain on Litigation Settlement and Acquisition of Assets

On September 27, 2004, the Company’s subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) completed a settlement (“Settlement”) of its litigation against a former employee and others (“Settling Defendants”), case styled Just-Rite Supply, Inc. v. Dennis Robertson, Sr. et al, Case No. 1:03 CV214 GuRo in the United States District Court of the Southern District of Mississippi, Southern Division. The former employee was previously employed at Just-Rite’s Gulfport, Mississippi distribution facility. Just-Rite alleged violations by the employee of his non-compete agreements related to the acquisition of the business at that location. Under the terms of the Settlement, the former employee and certain of the Settling Defendants entered into new three-year non-compete agreements with Just-Rite. In addition, as part of the Settlement, Just-Rite received four parcels of real properties, including two warehouse buildings currently utilized by Just-Rite’s Gulfport, Mississippi distribution facility. Two of these facilities were previously leased from the former employee. The remaining two parcels of real property, valued at approximately $211,000, were classified as held for sale at September 30, 2005 and December 31, 2004. Just-Rite also received two delivery trucks which were put into immediate service. The assets received had an aggregate value of $1,376,000. All assets acquired were subject to indebtedness. Further, a promissory note payable with a remaining principal balance and accrued interest of approximately $144,000 due from Just-Rite to one of the Defendants associated with the acquisition of the business was cancelled.

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

The assumed indebtedness for the acquired facilities and trucks required aggregate monthly payments of approximately $9,700 including interest, with a balloon payment for the remaining principal balance, plus accrued interest due and payable in 2008. In March 2005, Just-Rite completed the refinancing of the assumed mortgage indebtedness associated with the acquired real properties with the existing commercial bank for a five-year period ending 2010. Just-Rite recognized a gain of $508,000 in the third quarter of 2004 from the Settlement.

(13)

Impact of Hurricane Katrina

In connection with losses incurred at the Company’s Mississippi facilities as a result of Hurricane Katrina, the Company accrued $330,000 at September 30, 2005 to complete estimated repairs to the Company’s buildings. Additionally, the Company wrote off approximately $460,000, principally related to damaged inventory.

Included in other current assets is $790,000 due from the Company’s insurance carrier for damages to the Company’s assets in Mississippi incurred from Hurricane Katrina in August 2005. This amount offset the majority of the Company’s losses in connection with Hurricane Katrina.

The net charge to the Company’s financial statements in the third quarter of 2005 from hurricane damages is estimated to be approximately $4,000.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company’s products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of their effect on the construction industry are uncertain and cannot be predicted. Recently, Hurricane Katrina, which struck the Gulf Coast states of Louisiana, Mississippi, and Alabama in the third quarter of 2005 and Hurricane Wilma, which struck the South Florida area in October 2005, caused a significant amount of property damage throughout the area. The subsequent construction repairs of damaged property in the Gulf Coast area has had a major favorable effect on product demand and sales of Company products at the Company’s distribution facility in Gulfport, Mississippi, which was able to reopen for business shortly after the storm. The Company expects to also realize an increase in demand for its products from the damage caused by Hurricane Wilma.

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

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected for the full year, due among any number of other

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Overview

The Company’s net sales for the nine and three months ended September 30, 2005 were $52,103,000 and $18,068,000, an increase of $12,220,000 and $4,903,000, or 30.6% and 37.2%, respectively, compared to the same periods in 2004. Demand for products sold by the Company was greater in the first nine months of 2005 compared to the same period in 2004 primarily due to continued strength in the new housing and commercial construction markets in the Company’s trade area in the Southeastern United States. In addition, the Company realized an increase in demand for its products in the third quarter of 2005 attributed to the need to repair property damaged in the Gulf Coast areas impacted by Hurricane Katrina and will continue to do so in the foreseeable future. The Company anticipates that  property damages caused by Hurricane Wilma in South Florida will also result in increased demand for certain of the Company’s manufactured products in the fourth quarter and thereafter in the foreseeable future.

Although management expects the strength in construction activity to remain solid in the Company’s principal markets in 2005 (absent changes in general economic conditions), it is possible certain product shortages within the industry could cause some temporary shortage of raw materials, or other products purchased for resale, which could result in a temporary delay of supply of Company products. The Company has experienced some temporary shortages of raw materials used at its manufacturing facilities and products purchased for resale at its distribution facilities during the third quarter and first nine months of 2005.

The Company’s gross margins were lower in the first nine months and third quarter of 2005 compared to the same periods in 2004. The consolidated gross profit margins have continued to be pressured by sharply higher costs for raw materials utilized in the products produced at the Company’s Acrocrete manufacturing facility located in Kennesaw, Georgia. The sharp increases in raw material costs for that facility began principally in the last half of 2004. As part of the sale of Assets by Acrocrete and Premix to Degussa, Acrocrete will cease manufacturing operations at the Kennesaw facility by December 31, 2005 and Acrocrete will wind down its operations. Commencing in the fourth quarter, Just-Rite will distribute products manufactured by Degussa under the Acrocrete brand pursuant to a three-year Distribution Agreement.

Selling, general and administrative expenses increased in the first nine months and three months of 2005 compared to the same period in 2004, due primarily to higher payroll and delivery expenses related to the servicing of the increased sales. Since a substantial portion of the Company’s costs are fixed in nature, the significant increase in sales and gross profits in 2005 more than offset the increase in selling, general and administrative expenses and had a favorable impact on operating income. Operating income increased 59.0% and 104.2%, respectively, for the nine and three months ended September 30, 2005, compared to the same periods of 2004.

Results of Operations

Nine Months and Three Months Ended September 30, 2005 compared to 2004

Net sales for the nine and three months ended September 30, 2005 increased $12,220,000 and $4,903,000, or approximately 30.6% and 37.2%, respectively, compared to the same periods in 2004. The increase in sales and greater demand for Company products is principally due to greater strength in the new housing and commercial

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months and Three Months Ended September 30, 2005 compared to 2004 (continued)

construction markets in the Company’s trade areas compared to the same periods last year. In addition, the Company’s new distribution facilities, located in St. Augustine, Florida, (opened in May 2005) and Fort Walton Beach, Florida, (opened in September 2005) accounted for approximately $734,000 and $131,000, respectively, in sales in the first nine months, and $580,000 and $131,000, respectively, in sales in the third quarter of 2005.

A significant portion of the Company’s sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast in the third quarter of 2005. Although the Company suffered some damage to its facility located in Gulfport, Mississippi, the facility, currently the Company’s largest distribution location, was able to reopen shortly after the storm. The Gulfport facility realized an increase in sales of approximately $1,220,000 in the month of September 2005, based on monthly sales in 2005 prior to Hurricane Katrina, because of increased demand for its products resulting from repairs to property in the storm damaged area. The Company expects the increased demand for products in the Gulf Coast market to continue as hurricane clean up and recovery efforts give way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and is expected to result in increased demand for certain of the Company’s manufactured products.

Third quarter results in 2004 were adversely affected by disruption to operations caused by the four hurricanes that struck Florida and other parts of the Southeastern United States. The Company estimates that during this period it lost sales of approximately $1,200,000 as a result of these storms. Subsequent increased demand as a result of reconstruction efforts made up for these lost sales in subsequent periods.

Gross profit as a percentage of net sales in the first nine months and third quarter of 2005 were approximately 30.7% and 29.6%, respectively, compared to 31.4% and 30.7%, for the same periods in 2004. The Company’s lower gross profit margins in 2005 compared to 2004 were primarily due to significantly higher raw material costs, as well as higher payroll and other manufacturing expenses for the Company’s manufactured products produced at its Kennesaw, Georgia facility. The 2005 and 2004 nine months and third quarter periods reflect generally similar competitive conditions in the Company’s markets for the sale of its distributed products, although temporary shortages for certain products have become more frequent. However, more intense competitive conditions in the 2005 periods for the sale of the Company’s manufactured products produced at its Kennesaw, Georgia facility limited the Company’s ability to recover raw material cost increases through price increases from certain of its customers as compared to the Company’s ability to pass along price increases to its customers for its other product lines. The decreased gross margins on Acrocrete manufactured products was a primary factor in the Company’s decision to sell certain of Acrocrete’s assets to Degussa Wall Systems, Inc. and to cease manufacture of product at the Kennesaw facility.

The Company determined it was not likely that sufficient production efficiencies would be realized from Acrocrete’s acrylic stucco manufacturing facility in the future without an inordinate amount of investment and risk to combat increasing costs due primarily to the sharp increase in its raw materials, which are principally oil based. Further, Acrocrete has not been able to obtain product liability insurance related to the sale of its acrylic products used in exterior insulation and finish systems (“EIFS”) since March 15, 2004. Accordingly, on September 30, 2005, Acrocrete and its affiliate, Premix, completed the sale of certain assets to Degussa pursuant to the Degussa Sales Agreement. In connection with the sale of Assets to Degussa, Acrocrete’s acrylic stucco manufacturing facility is being closed in the fourth quarter of 2005. For the nine months and three months ended September 30, 2005, the consolidated statements of operations include closure charges incurred to date of $77,000 against cost of sales associated with the planned facility closure. The operating activities of the facility until closure in the fourth quarter will include additional estimated closure and asset disposal costs aggregating approximately $79,000.

For the nine months and three months ended September 30, 2005, Acrocrete products generated net sales of approximately $8,208,000 and $2,863,000, of which $4,716,000 and $1,692,000, respectively, was sold to its affiliate Just-Rite. Acrocrete contributed operating income (before corporate allocations of administrative costs) of approximately $386,000 and $57,000 for the respective periods. In connection with the Degussa Sales Agreement, Just-Rite entered into a Distribution Agreement with Degussa, a leading manufacturer of EIFS, stucco, specialty

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months and Three Months Ended September 30, 2005 compared to 2004 (continued)

finishes and architectural coatings in North America, to provide Just-Rite a continuing availability of Acrocrete brand products for its customers. This is expected to enable Just-Rite to leverage its customer service strengths with its distribution network, and ultimately provide Just-Rite a better opportunity to grow this product line with a wider range of quality products to reach new markets, with greater customer support resources.

The Company is presently evaluating the opening of additional distribution facilities in an effort to take advantage of its Distribution Agreement with Degussa. Further, Degussa has agreed to indemnify Just-Rite for any product liability claims for Degussa manufactured products reducing the Company’s exposure to future EIFS claims.

At June 30, 2005, the Company has made an aggregate investment of approximately $1,600,000 in its Premix manufacturing facility located in Winter Springs (greater Orlando area), Florida in an effort to improve gross profit margins by generating production efficiencies to offset raw material cost increases and to help manage rising operating costs while increasing capacity for future growth. However, temporary shortages in raw materials in the first nine months of 2005 has been an important factor in limiting the facility’s ability to generate the production efficiencies that are expected from the plant modernization.

Selling, general and administrative expenses as a percentage of net sales for the first nine months and third quarter of 2005 were approximately 22.0% and 21.8%, respectively, compared to 24.3% and 25.4% for the same periods in 2004. The percentage decrease was primarily the result of certain fixed costs and overhead being absorbed over higher sales volume. For the nine months and three months ended September 30, 2005, selling, general and administrative expenses increased $1,770,000 and $593,000, respectively, compared to the same periods in 2004. The increase in expenses for the nine months ended September 30, 2005 was primarily attributable to an increase of $667,000 in payroll and related costs, a $298,000 increase in delivery costs necessary to service increased sales, and a $174,000 increase in insurance expenses. In addition, fees for listing the Company’s common stock on the NASDAQ Small Cap Market, in combination with professional fees for accounting and consulting services for income taxes, internal controls and legal fees increased an aggregate of $238,000 in the first nine months of 2005 compared to the same period in 2004. Increases in other operating expenses, primarily those associated with the increased sales, accounted for the balance of the increase in operating expenses in the first nine months of 2005. For the third quarter ended September 30, 2005, the increase in selling, general and administrative expenses compared to the same period in 2004 was principally due to an increase of $144,000 in payroll costs, a $137,000 increase in delivery and fuel costs, a $61,000 increase in insurance expenses and a $75,000 increase in professional fees.

As noted earlier, a significant portion of the Company’s operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in the first nine months compared to the 2004 period had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, the Company generated operating income of $4,520,000 and $1,413,000 in the first nine months and third quarter of 2005 compared to operating income of $2,842,000 and $692,000, in the same periods last year, an increase of 59.0% and 104.2%, respectively.

Interest expense increased $141,000 and $65,000 in the first nine months and third quarter of 2005, compared to the same periods in 2004. The increase in interest expense in the 2005 periods were primarily due to a greater amount of interest bearing debt outstanding and higher interest rates in 2005 compared to the same periods in 2004.

Miscellaneous income, net of expenses, increased $107,000 and $43,000 in the first nine months and third quarter of 2005, compared to the same periods in 2004. The increase in miscellaneous income in 2005 is attributed primarily to the Company’s recognizing greater income from late charge fees generated from the Company’s past due receivables in 2005 compared to the same periods in 2004.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months and Three Months Ended September 30, 2005 compared to 2004 (continued)

For the nine months and three months ended September 30, 2004, the Company recognized a gain of $508,000 from the settlement of litigation against a former employee related to his alleged violation of non-compete agreements with the Company.

For the nine months and three months ended September 30, 2005, the Company recognized income tax expense of $1,541,000 and $481,000, respectively, compared to income tax expense of $1,083,000 and $462,000 for the same periods in 2004.

After giving effect to the above factors, the Company had net income of $2,681,000 and $839,000, or $1.06 and $0.33 per fully diluted share, for the first nine months and third quarter of 2005, compared to net income of $2,003,000 and $667,000, or $0.84 and $0.27 per fully diluted share, respectively, for the same periods in 2004.

Liquidity and Capital Resources

At September 30, 2005, the Company had working capital of approximately $7,216,000 compared to working capital of $4,439,000 at December 31, 2004. The increase in working capital was due primarily to the increase in accounts receivable and inventory associated with greater sales in the first nine months of 2005, which was funded in large part by the increase in net income. In addition, the Company received $1,038,000 in net cash from the sale of certain of Acrocrete’s assets to Degussa in the third quarter of 2005.

As of September 30, 2005, the Company had cash and cash equivalents of $1,074,000. Additionally, the Company had customer payments in the amount of $1,508,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount and could thereafter be available for borrowing.

Sources and Uses of Cash

The Company’s operations provided approximately $1,937,000 of net cash from operations in the nine months ended September 30, 2005, compared to $969,000 for the same period in 2004. The increase in cash flow in the first nine months of 2005 was primarily attributable to greater increases in net income and the inclusion of the $508,000 non-cash gain on litigation settlement in 2004.

During the first nine months of 2005, the net expenditures for investing activities were $757,000 compared to expenditures of $1,249,000 in the same period in 2004. The decrease in expenditures in 2005 compared to 2004 were primarily the result of obtaining net cash proceeds of $1,038,000 from the sale of assets, which off-set greater expenditures for the purchase of the Company’s distribution facility in Jacksonville, Florida, a greater amount of purchases of vehicles to improve the Company’s job-site delivery capabilities, and to complete the funding for the Company’s manufacturing plant modernization project located at Winter Springs (greater Orlando area), Florida.

In the first nine months of 2005, the Company used net cash of approximately $1,252,000 in its financing activities, compared to generating net cash of $191,000 in 2004. In 2005, the Company issued long-term debt in the aggregate amount of $770,000 for the purchase of a distribution facility and additional delivery equipment, as compared to issuing long-term debt of $590,000 primarily for the purchase of delivery equipment in 2004. Payments of long-term debt aggregated $571,000 and $262,000 in 2005 and 2004, respectively. In 2005, the Company reduced notes payable in the net amount of $1,232,000, compared to an increase of $631,000 in the previous year. In 2004, the Company paid in full the remaining $568,000 balance of the Obligation for Appraisal Rights.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources

At September 30, 2005, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2004 except for product purchase commitments related to the Degussa Sales Agreement. (See Notes 7 and 11 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

In connection with the Degussa Sales Agreement, Acrocrete agreed to cease manufacturing operations at its Kennesaw, Georgia facility by December 31, 2005 and Acrocrete will wind down manufacturing operations during the fourth quarter of 2005. As part of the transaction, Just-Rite entered into a three-year Distribution Agreement.

Just-Rite has agreed to purchase at least of $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement. In the event the Company fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price plus $1,200,000. Once the Company has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. Although the Company believes Just-Rite will achieve the minimum level of purchases required under the Distribution Agreement, there can be no assurance of this because of many risks and uncertainties beyond the Company’s control.

The Company’s principal source of short-term liquidity is existing cash on hand and the availability under a line of credit with a commercial lender. The line of credit term expires in June 2007. Premix, Acrocrete and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At September 30, 2005, $4,725,000 had been borrowed against the ine of credit. Based on eligible receivables and inventory, the Company had, under its line of credit, total borrowing capacity, (including the amount outstanding of $4,725,000) of approximately $9,000,000 at September 30, 2005.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Georgia, Mississippi and Alabama who have purchased products on an unsecured open account basis and through Company owned warehouse distribution facilities. As of September 30, 2005, the Company owned and operated twelve distribution facilities. Accounts receivable, net of allowance, at September 30, 2005 was $9,021,000 compared to $7,541,000 at December 31, 2004. The increase in receivables of $1,480,000, or approximately 19.6%, was primarily related to increased sales in 2005, as compared to the period ending December 2004.

As a result of the consummation of the Company’s December 31, 1998 merger with its wholly-owned subsidiary, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At September 30, 2005, the Company had paid $697,000 of such cash amount. Amounts payable to such stockholders at September 30, 2005 result from the former preferred stockholders’ non-compliance with the conditions for payment. Also, the Company has paid the holders of the Subordinated Debentures, which were issued in connection with the 1998 merger, an aggregate of  $850,000. Amounts payable to stockholders at September 30, 2005 on the Company’s consolidated balance sheet includes $171,000 payable to former debenture holders who have not yet tendered their Subordinated Debentures as required by the terms of such instrument.

The Company presently is focusing its efforts on expanding market share through opening new distribution facilities, expanding its manufacturing capabilities at its facility in Winter Springs, Florida, enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $850,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support its existing distribution facilities and improve customer service. The Company expects to finance approximately $725,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In addition, the Company is evaluating a

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Future Commitments and Funding Sources (continued)

new computer and data processing system for inventory, sales management, financial controls and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service its customers. At this date, it is estimated capital expenditures for this project over the next year could approximate $650,000.

In 2004 the Company undertook a major capital project to expand and enhance the Premix manufacturing capabilities at its Winter Springs (greater Orlando area), Florida facility to more effectively serve its customer base, to gain production efficiencies and provide the capacity and opportunity to broaden its manufactured product lines nd enter new markets. The installation of the equipment for the modernization project was completed in the second quarter of 2005, and aggregated approximately $1,600,000 in capital expenditures, of which $1,130,000 was financed with a commercial bank. In addition, the Company is evaluating further expanding the manufacturing capabilities of Premix to produce additional products.

The Company recently leased new distribution facilities in St. Augustine, Florida and Fort Walton Beach, Florida in May and September 2005, respectively. The Company is investigating the opening of additional distribution facilities to increase market share and generate internal growth, particularly facilities located in the Southeastern United States Gulf Coast area to satisfy current and future product demand resulting from property damages caused by Hurricane Katrina. In addition, the Company is evaluating the opening of new distribution facilities on the West Coast of Florida. The opening of new distribution facilities is dependent upon many factors, including assurances of product availability from the Company’s  principal vendors.

Beginning March 15, 2004, the Company was forced to renew its product liability coverage with an exclusion for EIFS exposure. Based on past experience for these types of claims, the Company does not expect any of these types of uninsured claims that may be alleged in the future to have a material effect on the Company’s financial position within the immediate future. Due to the uncertainty and unpredictability of litigation there can be no assurances as to when or if any future uninsured claims may be filed, and if they were, that they will not be material. In addition, while the Company does not believe the outstanding insured EIFS claims against Acrocrete will have a material effect on the Company’s financial position, there can be no assurance of this because of the inherent uncertainty of litigation. See “Note 11 (a) of the Consolidated Financial Statements”.

In connection with the Degussa Sales Agreement, the Company agreed to cease manufacturing operations at its Kennesaw, Georgia facility by December 31, 2005. Ceasing manufacture of Acrocrete products for which the Company was not able to obtain insurance for EIFS exposure reduces the Company’s litigation risk for that product line in the future. In addition, as part of the Degussa Sales Agreement, Just-Rite entered into a Distribution Agreement with Degussa, in which Degussa has agreed to indemnify Just-Rite against any product liability claims for products manufactured by Degussa and sold through Just-Rite.

The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of its regular capital expenditure programs. In the event the Company elects to accelerate its expansion activities, it may seek additional financing from other sources. There can be no assurance that any such financing will be available or that the Company could obtain any such financing on terms suitable to the Company.

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully maintain profitable operations and resolve litigation on terms favorable to the Company.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

Item 3.

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

The Company’s first quarter revenues and, to a lesser extent, the Company’s fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain or snow, will generally preclude customers from installing the Company’s products on job sites. Because much of the Company’s overhead and expense remains relatively fixed throughout the year, the Company’s profits and operating results generally also tend to be lower and less favorable during the first and fourth quarters. However, in view of the recent strength in general construction demand for Company products and the effect the recent Hurricanes may have on product demand it is not possible to predict if historical construction trends and sales patterns will persist in the near term.

Exposure to Interest Rates

A majority of the Company’s debt bears interest at rates that vary with changes in market indexes. At September 30, 2005, the Company had aggregate variable rate mortgage notes of $962,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or the “30-day Libor” rates of interest. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of prime plus ½%. A significant increase in the market index rates could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products.

Item 4.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 11 (a), set forth in Part I Financial Information.

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

3.3

By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).

3.4

Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)

10.1

Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc., and Just-Rite Supply, Inc. dated January 28, 2000. (Form 10-K for the year ended December 31, 1999, Exhibit 10.1)

10.2

Amendment No. 3 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing CO., Acrocrete, Inc., and Just-Rite Supply, Inc. dated April 22, 2003. (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003, Exhibit 10.5)

10.3

Amendment No. 4 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of September 15, 2004. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.6)

10.4

Amendment No. 5 to Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. dated as of October 20, 2004. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.7)

10.5

Amendment No. 6 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., Acrocrete, Inc. and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K for the year ended December 31, 2004, Exhibit 10.11)

10.6

Asset Purchase Agreement dated as of July 25, 2005 by and among Degussa Wall Systems, Inc., a Delaware corporation, Degussa Construction Chemicals Operations, Inc., a Delaware corporation, and Acrocrete, Inc., a Florida corporation. (Incorporated by reference to Form 8-K dated July 25, 2005 filed on July 29, 2005, Exhibit 2.1)

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

10.7

Distribution Agreement between Degussa Wall Systems, Inc. and Just-Rite Supply, Inc. dated July 25, 2005, to be effective as of October 1, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.6)

10.8

Imperial Industries, Inc. Deferred Compensation Plan effective as of May 15, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.7)

14.1

Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)

21

Subsidiaries of the Company. (Incorporated by reference to Form 10-K for the year ended December 31, 2004, Exhibit 21)

*31.1

Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a - 14(a).

*32.1

Certification of the Company’s Chief Executive Officer/Chief Financial Officer pursuant to Section 1350.

Reports filed on Form 8-K:

(a)

Form 8-K dated July 25, 2005 filed on July 26, 2005 announcing the issuance of a press release setting forth the terms of Acrocrete, Inc.’s sale of certain assets to Degussa Wall Systems, Inc. and Degussa Construction Chemicals, Inc. (collectively “Degussa”) and Just-Rite Supply, Inc.’s agreement to enter into a distribution agreement with Degussa.

(b)

Form 8-K dated July 25, 2005 filed on July 29, 2005 reporting the terms of the Asset Purchase Agreement in which Acrocrete agreed to sell certain assets to Degussa and the terms of a Distribution Agreement between Just-Rite Supply, Inc. and Degussa.

(c)

Form 8-K filed on August 12, 2005 announcing the issuance of a press release setting forth a summary of the Company’s sales and operating results for the six months ended June 30, 2005.

(d)

Form 8-K/A-1 dated July 25, 2005 filed on August 30, 2005 to provide pro-forma financial information associated with the Asset Purchase Agreement in which Acrocrete, Inc. sold certain assets to Degussa.

(e)

Form 8-K/A-2 dated July 25, 2005 filed on August 31, 2005 to correct certain independent printer’s typographical errors contained in the Form 8-K/A-1 filed on August 30, 2005.

(f)

Form 8-K filed on September 1, 2005 announcing the issuance of a press release reporting a preliminary assessment of the physical condition of the Company’s  facilities following Hurricane Katrina.

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

November 14, 2005