Form 10-K
period 2005-12-31
IMPERIAL INDUSTRIES INC
filed 2006-03-31
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of March 23, 2006 is: $36,101,536

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 23, 2006: 2,470,770.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Parts II and III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

Item 1A.

Risk Factors

6

Item 2.

Properties

10

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

13

Item 6.

Selected Financial Data

14

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 8.

Financial Statement and Supplementary Data

24

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

49

Item 9A.

Controls and Procedures

49

Item 9B.

Other Information

49

PART III

Item 10.

Directors and Executive Officers of the Registrant

50

Item 11.

Executive Compensation

51

Item 12.

Security Ownership of Certain Beneficial Owners and Management

51

Item 13.

Certain Relationships and Related Transactions

51

Item 14.

Principal Accounting Fees and Services

52

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

53

SIGNATURES

55

PART I

Item 1.

Business

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to the Company, or changes in policies of vendors that may not be favorable to the Company; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects  the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. See “Item 1A Risk Factors” for a more detailed discussion of some of the risks related to the Company and its business.

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can it assess the impact, if any, of such risks on its business or the extent to which any risk or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected for the full year, due in part to the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

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

The Company, through its subsidiaries, is engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern part of the United States. The Company has two manufacturing facilities for its products and thirteen distribution facilities through which it markets certain of its manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

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

The Company manufactures products through its wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”). The Company distributes building materials, including its own and complementary products, through its wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The manufacturing facilities primarily produce and distribute pool finish coatings, roof tile mortar, stucco and plaster products, while the distribution facilities expand the Company’s product line by distributing gypsum wallboard, roofing and insulation products, as well as products manufactured by the Company. Pool finish products are applied as coatings for below ground swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Stucco products are applied as a finishing coat to exterior surfaces and plaster customarily is used to finish interiors of structures.

Sale of Certain Assets and Closure of Manufacturing Facility

Until December 2005, the Company manufactured acrylic stucco products through its wholly-owned subsidiary DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively, “Degussa”) to sell certain assets associated with DFH’s manufacturing facility in Kennesaw, Georgia (the “Degussa Sales Agreement”). In connection with such sale, DFH  agreed to cease the manufacture of acrylic stucco products that had been formerly used in EIFS applications no later than December 31, 2005.

Pursuant to the Degussa Sales Agreement, Degussa acquired certain of the assets of DFH and DFH’s affiliate, Premix. The sale was completed on September 30, 2005. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approval and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). In addition, Degussa purchased certain of DFH’s accounts receivable outstanding as of September 30, 2005. The aggregate sales price for the Assets was $1,320,000, prior to transaction costs of approximately $65,000. DFH closed its Kennesaw, Georgia facility in the fourth quarter of 2005 and ceased the manufacture of acrylic stucco products. As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell Degussa manufactured acrylic stucco products to replace products previously manufactured and sold by DFH. (See Note 2 of Notes to Consolidated Financial Statements)

Premix

Premix, together with its predecessors, has been in business for approximately 50 years. The names “Premix” and “Premix-Marbletite” are among the registered trademarks of Premix. The Company believes the trade names of its manufactured products represent a substantial benefit to the Company because of industry recognition and brand preference. Premix manufactures swimming pool finishes, roof tile mortar, stucco and plaster coatings. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials. The products are sold primarily to building materials distributors including Premix’s affiliate, Just-Rite.

Premix products accounted for approximately 21%, 24% and 25% of the Company’s consolidated annual revenues in the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, a majority of all roof tile mortar sales have been derived from South Florida. The Company has expanded its marketing efforts for this product to other areas of Florida.

DFH

Until the closure of its manufacturing facility in December 2005, DFH, since 1988, manufactured acrylic stucco products under the trade name “Acrocrete”, protected by registered trademarks. DFH’s products, used principally for exterior wall coatings, broadened and complemented the range of products produced and sold by Premix. For the fiscal years ended December 31, 2005, 2004 and 2003, DFH’s sales accounted for approximately 13%, 18% and 23%, respectively, of the Company’s consolidated annual revenues.

The decline in DFH’s sales as a percentage of the Company’s consolidated annual revenues for the past three years was principally due to:

•

Lower demand for acrylic stucco products within the construction industry compared to past periods;

•

DFH’s lack of building code approvals for certain product applications, as compared to certain other competitors, which caused market share limitations;

•

The inability to obtain product liability insurance for certain types of product applications; and

•

More intense competitive pressures within the industry.

In addition, DFH was unable to recover sharp increases in raw material costs from its customers or gain production efficiencies to off-set increases in operating costs. As a result, DFH sold certain of its assets to Degussa and ceased manufacturing acrylic stucco products.

Just-Rite

Just-Rite owns and operates the Company’s wholesale distribution facilities. Prior to 2000, these facilities had been operated through DFH. During 2000, Just-Rite acquired nine additional building distribution facilities to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services for certain products beyond those supported by the Company’s manufacturing operations. Management believes the acquired distribution facilities position the Company to gain a greater market share for its manufactured products through a more direct sales approach to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to its existing product lines. In 2005, the Company opened two distribution facilities in Florida and closed a facility in Alabama. In 2006, the Company opened a larger facility in Mobile, Alabama. Just-Rite now operates 13 distribution facilities.

The majority of products are delivered to customer job sites, principally by company owned vehicles, usually within 50 miles of each distribution facility.

For the fiscal years ended December 31, 2005, 2004, and 2003, Just-Rite’s sales, excluding the sale of Premix and DFH products, accounted for approximately 66%, 58% and 52% of the Company’s consolidated annual revenues.

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

The Company’s primary focus in the past has been to complete the integration of the distribution outlets acquired in 2000 with its existing operations and to attempt to effect cost savings and gain productivity in the consolidation of these acquired operations. The Company has taken action to improve operating performance in the Company’s distribution facilities through (i) reduction in workforce of approximate 32% (68 employees) in 2001; (ii) closure of three under-performing distribution locations in Mississippi in 2001, one in Florida in 2002 and one in Alabama in 2003; (iii) elimination of installation services at two other locations; and (iv) development of a consolidated purchasing program. While the Company continues to emphasize internal growth through gains in productivity and the possible opening of new distribution facilities, of which several sites are under consideration, it believes there exists a number of possible acquisition candidates. The Company presently does not have any binding understanding, agreement or commitment regarding potential acquisitions and may pursue acquisitions in the future if they will enhance Company operations.

In 2004, the Company obtained financing and acquired equipment to modernize the Premix manufacturing facility located in Winter Springs, Florida in an effort to both gain efficiencies in its manufacturing processes and provide production capacity for additional products. The Company completed the modernization project in 2005 and is considering further expanding the manufacturing capabilities of that facility.

Suppliers

Premix’s raw materials and products are purchased from approximately 31 suppliers. While 5 suppliers account for approximately 62% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Historically, equivalent materials have been  available from other sources at similar prices. However, in 2005, the Company experienced some product shortages, which was an industry wide problem and not specific to any one supplier.

The Just-Rite distribution facilities sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors’ behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 24%, 27% and 28% of Just-Rite purchases in 2005, 2004 and 2003. However, there are other buying organizations in which the Company believes it can obtain products at the same or similar prices.

In connection with DFH and Premix’s sale of certain assets to Degussa, and the closing of the DFH manufacturing facility, Just-Rite entered into a distribution agreement with Degussa which requires Just-Rite to purchase a minimum of $16,000,000 of synthetic stucco products over a three-year period, commencing October 1, 2005. (See Note 15(c) to Notes to Consolidated Financial Statements.)

Marketing and Sales

The Company’s marketing and sales strategy is to create a profit center for the products it manufactures, as well as enlarging its product offerings to include certain complementary products and other building materials manufactured by other companies. The other building materials and complementary items are purchased by the Company and held in inventory, together with Company manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. The Company’s sales approach to the new and renovation construction markets is targeted at both the end user of the Company’s products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from the Company and sell to the end-user, and in some instances, retail customers.

While the Company’s manufactured products have typically been sold to distributors, the Company focuses marketing efforts on the contractor/subcontractor end user to create a brand preference for the Company’s manufactured products. No one non-affiliated independent distributor has accounted for 10% or more of total sales during the past three years. Sales of the Company’s manufactured products through Just-Rite accounted for approximately 42%, 40% and 38% of the revenues generated from the Company’s manufacturing facilities for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company believes the loss of any one independent distributor would not cause a material loss in sales because the brand preference the Company’s products have with contractors and subcontractors generally cause the user to seek a distributor who carries the Company’s products. The Company markets its products to distributors through Company salesmen located throughout the Southeastern United States.

The Company opened its first distribution facility in 1994 when it opened a facility in Savannah, Georgia to sell its manufactured acrylic stucco products and certain complementary products manufactured by other companies to the end user.

Over the following years the Company opened new distribution facilities and expanded its operations into other parts of Florida, as well as Alabama and Mississippi through acquisition and startups to gain market share for both Company manufactured products and building materials manufactured by other companies. Just-Rite currently has 13 distribution facilities in Florida, Georgia, Mississippi and Alabama and is considering the opening of additional facilities. Just-Rite sales to end-users, including Company manufactured products, accounted for approximately 81% of total revenues in 2005.

The Company’s distribution facilities each consist of between approximately 4,000 to 29,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, increase profit margins from the sale of the Company’s products and to expand operations by distributing a wide range of products to the construction industry. Each distribution facility maintains its own unique mix of products for sale in its respective geographic trade areas.

Seasonality

The sale of the Company’s products in the construction market for the Southeastern United States is generally somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year. Primarily as a result of acquisitions consummated in 2000 located in Northwest Florida and Mississippi, management believes the Company’s sales are somewhat more subject to seasonal fluctuation than in previous periods.

Competition

The Company’s industry is highly competitive and varies depending on product line and geographic market. Premix encounters significant competition from local, independent firms, as well as regional and national manufacturers of cement and plaster products, most of whom manufacture products similar to those of Premix. The Just-Rite distribution facilities encounter significant competition from local independent distributors as well as regional and national distributors who sell similar products. Many of these competitors are larger, more established and better financed than the Company. The Company competes with the other companies based primarily upon product performance and quality, customer service and pricing by striving to maintain lower overhead than larger national companies.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulation in the normal course of its business. Although the Company believes that its manufacturing, handling, consuming, selling and disposing of its raw materials and products are in accordance with current environmental regulations, future developments could require the Company to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with the Company’s operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2006 to comply with existing laws and regulations are also not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Employees

The Company and its subsidiaries had 148 full time employees at December 31, 2005. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

Available Information

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

Item 1A.

Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of our common stock could decline, and you could lose all or part of your investment in our common stock.

Our business is dependent on demand for construction, renovation and repair of residential and commercial buildings. Such demand is influenced by changes in the overall condition of the U. S. economy including interest rates, job formation, consumer confidence and other important factors.

The building products industry is cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the residential and commercial construction markets. Prices for our products and services are affected by overall supply and demand in the market for our products and for our competitors’ products. In particular, market prices of building products historically have been volatile and cyclical, and we, like other companies, may have limited ability to control the timing and amount of pricing changes for our products. Future economic downturns could result in prolonged periods of weak demand or excess supply which could negatively affect our revenues and margins and adversely affect our liquidity, financial condition and operating results.

The markets we serve, including, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets in the Southeast United States, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and operating results.

Our business is subject to intense competition.

We experience competition for our products and services from many distributors and manufacturers, including manufacturers that distribute a significant portion of their products through their own distribution organizations. Competition within any given geographic market is based on many factors, including, but not limited to customer classification, product line, product availability, customer service, technical product knowledge and expertise as to application and usage, price, quality and availability of credit. In addition, the barriers to entry for local competitors are relatively low. We may not be able to maintain our costs at a level sufficiently low for us to compete effectively. We may not be successful in responding effectively to competitive pressures, particularly from competitors with substantially greater financial and other resources than us.

Our operating results are affected by fluctuations in our costs and the availability of raw materials and building material products from our vendors.

Prices of raw materials and building material products are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. Rapid and significant changes in product prices may affect sales as well as margins due to a limited ability to pass on short-term price changes. We do not use derivative financial instruments to hedge commodity price changes.

Generally, our products are obtainable from various sources and in sufficient quantities. However, we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations. Any disruption in our sources of supply for raw materials or building materials could negatively impact our financial condition and results of operations. If shortages were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on our operations and a long-term adverse effect on our customer relationships and reputation if we were unable to obtain a sufficient allocation of products from other vendors. In addition, the Company has strategic relationships with several key vendors. In the event we are unable to maintain these relationships, we could lose some of the competitive advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition.

We are subject to continuing business risk related to insurance coverage. We have been unable to obtain product liability coverage for certain types of product applications since March 15, 2004. Losses from claims in excess of insurance coverage, or for matters not insured, could have a material adverse effect on our operating results and financial condition.

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverages for the protection of our assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. Effective March 15, 2004, the Company was unable to renew its existing products liability coverage to provide coverage for any alleged damages caused to building structures because of moisture intrusion due to the use of products formerly manufactured by the Company’s subsidiary, DFH, for exterior insulation finish wall systems, (“EIFS”), on single and multi-family residences, as well as commercial buildings. While no uninsured lawsuits have been filed against DFH to date, there can be no assurance that this fact will continue in the future. Losses and expenses in excess of insurance coverage, as well as for any uninsured lawsuits for EIFS product liability claims in the future, could have a material adverse effect on our operating results and financial condition.

Future litigation could adversely affect our operating results and financial condition.

The nature of our business exposes us to various litigation matters including product liability claims, employment matters, environmental matters, tort claims and contract disputes. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we accrue liabilities as we believe warranted, the amounts we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties and shortcomings in the estimation process. Future litigation costs, settlements or judgments could materially and adversely affect our results of operations and financial condition.

We have minimum product purchase requirements under our distribution Agreement with Degussa. If we are not able to achieve such minimum purchases, we would be required to make certain payments to Degussa.

Our subsidiary, Just-Rite, has agreed to purchase $16,000,000 of products manufactured by Degussa over the three-year term of a Distribution Agreement which commenced as of October 1, 2005. In the event Just-Rite fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price Degussa paid for certain of our assets, plus $1,200,000. Once Just-Rite has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Failure to achieve the minimum purchase requirement under the Degussa Agreement could have an adverse effect on our financial position and results of operations.

We depend on our senior management team and key personnel for their expertise and leadership. The loss of any member of our senior management could adversely affect our operations.

We believe that our ability to implement our business strategy and our continued success will largely depend upon the efforts, skills, abilities and judgment of our executive management team. Our success also depends upon our ability to recruit and retain highly knowledgeable and skilled sales, marketing, operations and other senior managers. We may not be successful in attracting and retaining these employees or in managing our growth successfully, which may in turn have an adverse effect on our results of operations and financial condition.

Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies. If we are not successful in managing our working capital, our financial condition would be adversely affected.

Our operations are working capital intensive, and our levels of inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. The large majority of our net sales are credit sales through open unsecured accounts with our customers. Our customers’ ability to pay may depend on the economic strength of the construction industry and regional economies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

We are dependent on our information systems. Delays in the implementation of our new computer system, or interruptions in the proper functioning of our information system, could disrupt our operations and cause unanticipated increases in costs and adversely affect our operating results and financial condition.

We expect implementation of our new computer system to be completed within the next year. We believe that this time frame will enable us to reduce implementation-related risk, minimize customer disruption, reduce system outages and disruptions and spread implementation costs. Delays in the successful implementation of the new systems or their failure to meet our expectations could result in adverse consequences, including disruption of operations or unanticipated increases in costs. In addition, the proper functioning of our information systems is critical to the successful operation of our business. Although we protect our information systems through physical and logical safeguards, these information systems are still vulnerable to natural disasters, power losses, telecommunications failures, physical or internet access intrusions and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily affect our ability to process orders, identify business opportunities, maintain proper levels of inventories, bill customers and pay vendors.

The seasonal nature of our operations may adversely affect our quarterly financial results. Fluctuations in our quarterly results may also have an adverse effect on the market price of our common stock.

Our operating results are typically seasonal. Historically, we have experienced lower operating results in the first and fourth quarters than in the second and third quarters of our fiscal year. Seasonal weather conditions, such as cold or wet weather, can also delay construction projects, further contributing to quarterly fluctuation in our operating results. If our financial results for a quarter fall below investors’ expectations, the market price of our common stock may decline, perhaps significantly

We have substantial fixed costs, and as a result, our operating income is sensitive to changes in our net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with net sales. Consequently, a percentage decline in our net sales has a greater percentage effect on our operating income. Any decline in our net sales could cause our profitability to be adversely affected.

Implementation of our growth strategy has certain risks. If we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely effected.

As part of our growth strategy, we may open new facilities, expand existing facilities, build additional plants, or acquire businesses that complement our existing business. There are certain  risks inherent in such growth strategy that could adversely affect our ability  to achieve these objectives including, but not limited to the following:

•

The potential disruption of our business;

•

The uncertainty that a new or acquired business will achieve anticipated operating results;

•

The diversion of resources and management’s time;

•

The difficulty of managing the operations of a larger company;

•

The risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•

The difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than we have,

•

The difficulty of and costs associated with integration of acquired operations and personnel into our existing business; and

•

Possible departures of key personnel from any acquired business.

Pursuing our growth strategy may be required for us to remain competitive, but we may not be able to complete any such transactions or obtain financing, if necessary, for such transactions on favorable terms or at all. Future transactions may not improve the competitive position and business prospects as anticipated, and could reduce sales or profit margins, and, therefore, adversely affect our operating results and financial condition if they are not successful.

We are subject to environmental and safety regulations that are subject to change. Such regulations could cause us to make modifications to how we manufacture and distribute our products.

We are subject to federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanction. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials.

Environmental laws tend to become more stringent over time, and we could incur significant expenses in the future relating to compliance with future environmental laws. In addition, the price and availability of certain of the raw materials that we use may vary in the future as a result of environmental laws and regulation affecting certain of our suppliers. An increase in the price of our raw materials, a decline in their availability or future costs relating to our compliance with environmental laws could negatively affect our operating margins or result in reduced demand for our products and adversely affect our financial condition.

Natural disasters could negatively affect our operating results and financial condition.

Future disasters caused by earthquakes, hurricanes, floods, or other similar events could have a significant adverse effect on the general economic and market conditions, which in turn could have a material adverse effect on our financial condition. In addition, natural catastrophes may cause our operating results to fluctuate from time to time due to increased demand or interruption of operations.

Actual and perceived vulnerabilities as a result of terrorist activities and armed conflict may adversely impact consumer confidence and our business.

Instability in the economy and financial markets as a result of terrorism or war may impact consumer confidence and result in a decrease in residential and commercial construction in our markets. Terrorist attacks may also directly impact our ability to maintain operations and may have a material adverse effect on our business.

We do not expect to pay dividends on our common stock for the foreseeable future. Dividends are payable at the discretion of our Board of Directors. The failure to declare and pay dividends may have an adverse effect on the market price of our common stock.

The payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. In the future, we may become a party to debt instruments or agreements that further restrict our ability to pay dividends.

Our stock price may fluctuate substantially and decline.

Our common stock is traded on the NASDAQ Capital Market under the symbol “IPII”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, availability of capital, changes in general condition in the economy, the financial markets, the construction industry, or other developments affecting us, our customers or our competitors, some of which may be unrelated to our performance or may be outside our control. Those fluctuations and demand for our products may adversely affect the price of our stock. In addition, if our results of operations fail to meet the expectations of investors, our stock price could decline.

Certain anti-takeover provisions may make our stock less attractive to investors.

Our certificate of incorporation, as amended, as well as Delaware law applicable to our company contain provisions which may delay or prevent other companies from completing transactions in which shareholders may receive a substantial premium for their shares over then-prevailing market prices. These provisions may also limit shareholders’ ability to approve transactions they may otherwise believe are in their best interests. For example, our  Board of Directors is divided into three classes of directors and as such is elected for staggered three-year terms, making it difficult for another company to succeed in proxy contests to obtain control of the Board. The certificate of incorporation also permits the Board of Directors to issue, at any time without shareholder approval, shares of preferred stock, with such terms it may determine in the Board’s discretion. These provisions and others could delay, prevent or allow the Board of Directors to resist an acquisition of our company, even if a majority of the shareholders favor such a transaction.

We expect to begin to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) in the first fiscal year ending on or after July 15, 2007

Under SOX, we will be required to document and test the Company’s internal controls and opine as to the control’s effectiveness. Complying with SOX may increase our audit implementation fees significantly and may require us to hire management consultants to assist our compliance effort. As a result, complying with the requirements of SOX could have an adverse affect on our results of operations.

Item 2.

Properties

The Company and its subsidiaries conduct operations from a total of 14 (Just-Rite and Premix share Pompano Beach, FL location) facilities in Florida, Georgia, Mississippi and Alabama. The location and size of the Company’s facilities and the principal nature of the operations in which such facilities are used, are as follows:

Location	Approximate Sq. Footage	Owned/Leased	Company
Manufacturing Facilities
Pompano Beach, FL	19,600	Leased	Premix
Winter Springs, FL	26,000	Owned	Premix

Distribution Facilities
Tampa, FL	13,470	Owned	Just-Rite
Jacksonville, FL	13,920	Owned	Just-Rite
Norcross, GA	12,200	Leased	Just-Rite
Dallas, GA	6,400	Leased	Just-Rite
Destin, FL	7,680	Leased	Just-Rite
Panama City Beach, FL	9,540	Leased	Just-Rite
Tallahassee, FL	17,500	Leased	Just-Rite
Gulfport, MS	28,800	Owned	Just-Rite
Port St. Lucie, FL	4,800	Leased	Just-Rite
Mobile, AL	22,500	Leased	Just-Rite
Fort Walton Beach, FL	11,000	Leased	Just-Rite
St. Augustine, FL	18,000	Leased	Just-Rite
Pompano Beach, FL	(1)	Leased	Just-Rite

———————

(1)

Just-Rite Pompano Beach, FL shares the Premix Pompano Beach, FL manufacturing facility.

Just-Rite distribution facilities typically consist of a warehouse and supply yard for the inventory and sale of products directly to the end user.

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

Item 3.

Legal Proceedings

EIFS Claims

The Company’s subsidiary DFH (f/k/a Acrocrete), together in four instances with affiliates of DFH and in all other instances with non-affiliated parties, are defendants in 32 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors, subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 24 of these claims and are providing a defense in the remaining seven cases, for which DFH expects its carriers will eventually accept coverage.

In one pending EIFS claim, DFH is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from DFH for moisture damages allegedly caused by DFH’s EIFS products. DFH was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. The Company’s insurance carrier provided a defense and accepted coverage under a reservation of rights.

In late January 2005, all defendants except DFH reached a settlement with the Dercks in the amount of $535,000. In February 2005, the case proceeded to a jury trial with DFH as the lone defendant. The jury rendered a verdict in favor of the Dercks and against DFH for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1. Subsequent to the entry of the jury verdict, the Court reduced the jury verdict from $523,200 to $209,562. The Court thereafter added $10,972 in prejudgment interest and $60,731 in costs, bringing the total judgments to $281,265. Post-judgment interest continues to accrue at the statutory mandated amount of 7% for the balance of 2005 and 9% thereafter.

Notwithstanding the entry of the judgments, the Company believes that it has several substantive and meritorious defenses on appeal and DFH filed a notice of appeal of the underlying judgment on December 29, 2005. Subsequent to the initial notice of appeal, DFH filed an amended notice of appeal to include both the underlying judgment and the subsequent assessment of attorneys’ fees and costs judgment.

The Company believes that the judgments in the Derck case are a fully insured loss. Subsequent to the filing of the notice of appeal and as a direct result of the insurance carrier’s failure to pay the judgments, DFH filed a notice with the Florida Department of Insurance which is required to commence the statutory waiting period before DFH is permitted to file suit against the insurance carrier for failure to pay the judgments entered in the Derck case. The insurance carrier has never contested its obligation to pay the costs judgment.

On March 1, 2006, following receipt of DFH’s statutory notice, the insurance carrier, Liberty Mutual Insurance Company (“Liberty Mutual”), filed  a declaratory judgment action against DFH in federal court in the Southern District of Florida styled Liberty Mutual Insurance Company vs. DFH, Inc. et al Case No: 06-60262, in which Liberty Mutual has requested the federal court declare as a matter of law that the subject insurance policy does not provide coverage for the underlying compensatory damages judgment entered against DFH in the Derck case. DFH believes Liberty Mutual’s declaratory judgment action is without merit and that the judgments are a fully insured loss under the subject Liberty Mutual insurance policies. DFH intends to vigorously defend Liberty Mutual’s declaratory judgment action and expects to file the aforementioned lawsuit against Liberty Mutual for payment of the judgments. Notwithstanding the Company’s dispute with Liberty Mutual over coverage, Liberty Mutual has continued to pay all attorney’s fees and costs that are being incurred on appeal of the judgment.

Five of the more recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

One of the cases subject to the S.I.R. has been settled. With respect to the four remaining EIFS cases, DFH’s applicable insurance carrier has accepted coverage and will pay all defense and indemnity costs once the S.I.R has been exhausted. Notwithstanding acceptance of such coverage, the Company believes that two such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, the Company believes that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. The Company believes that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

The allegations of defects in EIFS are not restricted to DFH products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. However, DFH has made a concerted effort to limit its exposure in any such future EIFS claims. For example, DFH instructed its salesmen and independent distributors not to sell acrylic stucco products for EIFS applications to end users in the residential construction market and eliminated warranties of acrylic stucco products used in such applications. In addition, the Company no longer manufactures such products following the closure of the DFH manufacturing facility in Kennesaw, Georgia in the fourth quarter of 2005, further reducing future exposure to EIFS claims. Following the closure of the DFH manufacturing plant, Just-Rite became a distributor of acrylic stucco products manufactured by Degussa under the Acrocrete brand. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products.

To date, DFH has not experienced any EIFS claims for any periods that would not be covered by insurance. Due to the uncertainty and unpredictability of litigation, there can be no assurance as to when, or if any future uninsured claims may be filed, and if they were, to not be material.

Non-EIFS Claims

DFH is a named defendant in four claims  alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims subject to $10,000 S.I.R. requirements per claim.

Premix, DFH and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “IPII”. The following table sets forth the high and low sales price per share for the common stock for each quarter during the fiscal 2005 and 2004. The shares were traded on the NASDAQ Capital Market subsequent to May 2, 2005. Prior thereto, the Company’s common stock was traded in the over-the-counter market, and reported on the OTC Bulletin Board. The following table sets forth the high and low bid quotations of the Common Stock for the periods prior to May 2, 2005, for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. All quotations have been retroactively adjusted for a one-for-four reverse stock split effective with the close of business on March 22, 2005.

Fiscal, 2004	High	Low

First Quarter	$1.76	$1.00
Second Quarter	3.60	1.40
Third Quarter	7.12	2.40
Fourth Quarter	7.12	4.32

Fiscal, 2005	High	Low

First Quarter	$8.20	$5.40
Second Quarter	22.35	6.05
Third Quarter	30.69	15.50
Fourth Quarter	22.72	11.52

The Company has not paid any cash dividends on its Common Stock since 1980. The Company intends to retain earnings, if any, to finance the expansion of the Company’s business and does not anticipate paying any in the foreseeable future.

On March 23, 2006, the Common Stock was held by 1,609 stockholders of record.

As of March 23, 2006, the closing price of the Common Stock on the NASDAQ Capital Market was $16.25 per share.

Information required by this item regarding the Company’s equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders.

Item 6.

Selected Financial Data

The following is a summary of selected financial data (in thousands except for per share amounts and ratios) for each of the last five years for the periods ended December 31. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected for future periods.

Statements of Operations Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
Net Sales	$72,254	$55,268	$41,069	$36,504	$39,514
Cost of sales	50,815	38,118	28,438	25,099	27,254
Selling, general and administrative expenses	15,895	13,588	11,457	10,564	11,367
Interest expense	(647)	(475)	(454)	(531)	(825)
Gain on litigation settlement *	—	482	—	—	—
Impairment charge	—	—	—	(96)	(238)
Miscellaneous income, net	332	185	218	129	77
Income (loss)before income taxes and cumulative effect of change in accounting principle	5,229	3,754	938	343	(93)
Income tax expense net	(1,816)	(1,288)	(298)	(448)	(128)
Cumulative effect of change in accounting principle **	—	—	—	(789)	—
Net income (loss)	3,413	2,466	640	(894)	(221)
Less: Provision for settlement of appraisal rights obligation ***	—	—	—	(313)	—
Net income (loss) applicable to common stockholders	$3,413	$2,466	$640	$(1,207)	$(221)
Net income (loss) per share applicable to common stockholders:****
Basic	$1.40	$1.06	$0.28	$(0.52)	$(0.10)
Diluted	$1.34	$1.02	$0.28	$(0.52)	$(0.10)
Number of shares used in computation of income (loss) per share:****
Basic	2,441	2,334	2,309	2,307	2,303
Diluted	2,556	2,408	2,322	2,307	2,303

Balance Sheets Data

	As of December 31,
	2005	2004	2003	2002	2001
Working capital	$7,619	$4,499	$2,173	$1,432	$2,743
Total assets	$25,952	$20,933	$14,918	$13,707	$14,591
Long term debt, less current maturities	$3,461	$2,904	$848	$961	$1,440
Obligation for appraisal rights	$—	$—	$568	$1,541	$1,140
Common stock and other stockholders’ equity	$10,122	$6,371	$3,780	$3,140	$4,343
Current ratio	1.7 to 1	1.4 to 1	1.2 to 1	1.1 to 1	1.4 to 1

———————

*

Gain on settlement of litigation. See note 17.

**

Loss from impairment of under-performing distribution facility.

***

Loss from the retirement of the preferred stock. The Company was required to pay to the preferred stockholders a combination of cash, debentures and the then fair value of common stock. See note 16.

****

The number of outstanding shares and per share data has been restated for a one-for-four reverse stock split of the Company’s common stock effective at the close of business on March 22, 2005.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-K, the Company’s actual results may differ materially from those anticipated in these forward-looking statements.

General

The Company’s business is related primarily to the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of the Company’s products are sold to contractors, subcontractors and building materials dealers located principally in these states that provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. Although general construction activity has remained strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of its effect on the construction industry are uncertain and cannot be predicted.

Recently, Hurricane Katrina, which struck the Gulf Coast states of Louisiana, Mississippi, and Alabama in September 2005 and Hurricane Wilma, which struck the South Florida area in October 2005, caused a significant amount of property damage throughout the impacted areas. The subsequent repairs of damaged property in the Gulf Coast area has had a major favorable effect on product demand and sales of Company products at the Gulfport, Mississippi distribution facility which was able to reopen for business shortly after the storm. The Company expects to also realize an increase in demand for its products from the damage caused by Hurricane Wilma.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared  in accordance with accounting principles generally accepted in the United States of America. The preparation of such consolidated financial statements requires management to make estimates and assumptions (see Note 2 to the consolidated financial statements). As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates and assumptions on historical results and known trends as well as its forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. The Company believes that the following critical accounting policies involve a higher degree of judgment and complexity.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when the following four criteria are met:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collectibility is reasonably assured.

The Company generally recognizes revenue, net of discounts and allowances, at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point.

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the aging of the receivables and the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, which may affect customers’ ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by the Company in estimating its allowance for doubtful accounts could have a material adverse affect on the Company’s financial condition.

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

Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. The Company accrues legal fees and a loss contingency when it believes a loss is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

Asset Impairment

The Company’s review of long-lived assets requires the Company to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, the Company is required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting carrying degrees of perceived risk.

The determination of fair value includes numerous uncertainties. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired. However, if there is a material change in the assumptions used in the Company’s determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material non-cash impairment charge.

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The

Company’s anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements,” and “Market Risks” and “Risk Factors” appearing elsewhere in this Form 10-K.

Overview

The Company’s net sales increased approximately 30.7% in 2005 as compared to 2004. Demand for products sold by the Company remained strong in 2005 primarily due to the continuing strength in the new housing and commercial construction markets in the Company’s trade area in the Southeastern United States and market share gains in selected territories. Management expects the strength in new construction activity to continue to remain solid in the Company’s principal markets in 2006.

In addition, the Company realized an increase in demand for its products in the last half of 2005 attributed to the need to repair property damaged in the Gulf Coast areas impacted by Hurricane Katrina and will continue to do so in the foreseeable future as rebuilding efforts continue. The Company anticipates that property damages caused by Hurricane Wilma in South Florida will also result in some increased demand for certain of the Company’s manufactured products in 2006.

Although management expects the strength in new construction and rebuilding activity to remain solid in the Company’s principal markets in 2006 (absent changes in general and economic conditions), it is possible certain product shortages within the industry could become more severe and cause some shortages of raw materials, or other products purchased for resale, and adversely affect sales due to a delay of supply of Company products. The Company experienced temporary shortages of certain raw materials used at its manufacturing facilities and for certain products purchased for resale at its distribution facilities during 2005.

The Company’s gross margins were lower in 2005 compared to 2004. The gross margins were pressured by sharply higher costs for raw materials utilized in the products produced at the Company’s manufacturing facility located in Kennesaw, Georgia. The sharp increases in raw material costs for that facility began principally in the last half of 2004. In conjunction with the sale of assets by DFH and Premix to Degussa, DFH ceased manufacturing operations at the Kennesaw facility in the fourth quarter of 2005. High raw material costs, plant closure costs and expenses incurred to wind down its operations at the Kennesaw facility had an adverse effect on consolidated gross profits in 2005. Commencing in the fourth quarter, Just-Rite began to distribute products manufactured by Degussa under the Acrocrete brand name pursuant to the Distribution Agreement.

Selling, general and administrative expenses increased in 2005 compared to 2004, due primarily to higher payroll and delivery expenses related to the servicing of the increased sales. Since a substantial portion of the Company’s costs are fixed in nature, the significant increase in sales and gross profit dollars in 2005 more than offset the increase in selling, general and administrative expenses and had a favorable impact on operating income.

Results of Operations

Year Ended December 31, 2005 compared to 2004

Net sales in 2005 increased $16,986,000 or approximately 30.7%, to $72,254,000 compared to net sales of $55,268,000 for 2004. The increase in sales and strong demand for Company products is principally due to greater strength in the new housing and commercial construction markets in the Company’s trade areas compared to the same period last year. In addition, the Company’s new distribution facilities, located in St. Augustine, Florida (opened in May 2005) and Fort Walton Beach, Florida (opened in September 2005) accounted for approximately $1,435,000 and $759,000, respectively, of the increase in sales in 2005.

A significant portion of the Company’s sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in the third quarter of 2005. Although the Company suffered some damage to its facility located in Gulfport, Mississippi, the facility, currently the Company’s largest distribution location, was able to reopen shortly after the storm. Management estimates that the Gulfport facility sales increased approximately $4,700,000 in 2005 due to increased demand for its products resulting from emergency repairs to property in the storm damaged area. The Company expects to realize a continuing strong demand for its products in the Gulf Coast market to continue as hurricane clean up and recovery efforts give way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and is expected to increase demand for certain of the

Company’s manufactured products. However, industry shortages of certain products purchased for resale could result in a delay of supply of Company products and significantly impact sales in 2006.

Gross profit as a percentage of net sales in 2005 was approximately 29.7%, compared to 31.0% in 2004. The Company’s lower gross profit margins in 2005 compared to 2004 were primarily due to significantly higher cost of sales for the Company’s manufactured products produced at its Kennesaw, Georgia facility. The 2005 and 2004 years reflect generally similar competitive conditions in the Company’s markets for a majority of the sales of its distributed products, although temporary shortages for certain products became more frequent in 2005. Also, more intense competitive conditions in 2005 for the sale of DFH’s manufactured products produced at its Kennesaw, Georgia facility limited DFH’s ability to recover overhead and raw material cost increases through price increases from certain of its customers, as compared to the Company’s ability to realize price increases from its customers for its other manufactured and distributed product lines. The decreased gross margins on DFH manufactured products was a primary factor in the Company’s decision to sell certain of DFH’s assets to Degussa and to cease manufacture of product at the Kennesaw facility. The costs incurred to wind down the manufacturing activities and closure of the Kennesaw facility had an adverse effect on DFH’s gross margin.

The Company determined it was not likely that sufficient production efficiencies would be realized from DFH’s acrylic stucco manufacturing facility in Kennesaw in the future without an inordinate amount of investment and risk to combat increasing costs due primarily to the sharp increase in its raw materials, which are principally oil based. Further, DFH was not able to obtain product liability insurance related to the sale of its acrylic products used in exterior insulation and finish systems (“EIFS”) since March 15, 2004. Accordingly, on September 30, 2005, DFH and its affiliate, Premix, entered into the Degussa Sales Agreement, and closed the facility in the fourth quarter of 2005.

In 2005 and 2004, DFH products generated net sales of approximately $9,226,000 and $9,873,000, of which $5,569,000 and $5,007,000, respectively, was sold to its affiliate Just-Rite. DFH realized an operating loss (before corporate allocations of administrative costs) of approximately $(530,000) in 2005, compared to generating operating income of approximately $914,000 in 2004. Plant closure costs and asset disposal costs of approximately $226,000, in combination with the operating costs of winding down the plant in the fourth quarter of 2005, had an adverse impact on gross profits and consolidated operating results. In connection with the Degussa Sales Agreement, Just-Rite entered into the Distribution Agreement with Degussa, a leading manufacturer of EIFS, stucco, specialty finishes and architectural coatings in North America, to provide Just-Rite a continuing availability of Acrocrete brand products for its customers. This is expected to enable Just-Rite to leverage its customer service strengths with its distribution network, and ultimately provide Just-Rite a better opportunity to grow this product line with a wider range of products to reach new markets, with greater customer support resources.

The Company is presently evaluating the opening of additional distribution facilities in an effort to take advantage of its Distribution Agreement with Degussa. Further, Degussa has agreed to indemnify Just-Rite for any product liability claims for Degussa manufactured products reducing the Company’s exposure to future EIFS claims. See Item 3 “Legal Proceedings” appearing elsewhere in this Form 10-K.

In 2005, the Company completed a plant modernization project with an aggregate investment of approximately $1,600,000 in its Premix manufacturing facility located in Winter Springs (greater Orlando area), Florida in an effort to improve gross profit margins by generating production efficiencies to offset raw material cost increases and to help manage rising operating costs while increasing capacity for future growth. However, temporary shortages in raw materials in 2005, in combination with the plant’s conversion to utilizing new equipment, limited the facility’s ability to generate the production efficiencies that were expected from the plant modernization in 2005.

Selling, general and administrative expenses as a percentage of net sales for 2005 was approximately 22.0%, compared to 24.6% in 2004. The percentage decrease was primarily the result of certain fixed costs and overhead being absorbed over higher sales volume. For the year ended December 31, 2005, selling, general and administrative expenses increased $2,307,000, compared to 2004. The increase in expenses for the year ended December 31, 2005 was primarily attributable to an increase of $882,000 in payroll and related costs, a $336,000 increase in delivery costs necessary to service increased sales, and a $234,000 increase in insurance expenses. In addition, professional fees for accounting and consulting services for income taxes and internal controls increased an aggregate of $184,000 in 2005, compared to 2004. Legal fees, including a loss contingency of $400,000 relating to product liability litigation, increased approximately $473,000 in 2005 compared to 2004. Increases in other operating expenses, primarily those associated with the increased sales, accounted for the balance of the increase in operating expenses in 2005.

As noted earlier, a significant portion of the Company’s operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in 2005 compared to 2004 had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, the Company generated operating income of $5,544,000 in 2005, compared to operating income of $3,562,000 in 2004, an increase of 55.6%.

Interest expense increased $172,000 in 2005, compared to 2004. The increase in interest expense in 2005 was primarily due to a greater amount of debt outstanding related to purchasing the Jacksonville, Florida distribution facility and delivery equipment and higher interest rates during 2005 compared to 2004.

Miscellaneous income, net of expenses, increased $147,000 in 2005, compared 2004. The increase in 2005 relates to various items that individually are not significant.

For the year ended December 31, 2004 the Company recognized a gain of $482,000 from the settlement of litigation against a former employee related to his alleged violation of non-compete agreements with the Company.

For the year ended December 31, 2005, the Company recognized income tax expense of $1,816,000, compared to income tax expense of $1,288,000 in 2004.

As a result of the above factors, the Company had net income of $3,413,000, or $1.35 per fully diluted share, for 2005, compared to net income of $2,466,000, or $1.02 per fully diluted share, for 2004.

Year Ended December 31, 2004 compared to 2003

Net sales in 2004 increased $14,199,000, or approximately 34.6% compared to 2003, even though sales in 2003 included net sales of approximately $2,192,000 generated by a distribution facility closed in December 2003. The increase in sales and greater demand for Company products was principally due to greater strength in the new housing and commercial construction markets in the Company’s trade areas compared to the same periods in 2003. In addition, the Company estimates it suffered lost sales due to a reduced demand for its products during the third quarter of 2004 because of a temporary decline in construction activity caused by the disruption to operations from the storm damages inflicted by four hurricanes. Subsequent to the third quarter of 2004, the Company believes it realized an increase in demand for its products attributed in part to the rebuilding needs in the hurricane damaged areas resulting in additional sales in the fourth quarter of 2004 similar to the amount lost in the third quarter.

Gross profit as a percentage of net sales in 2004 was approximately 31.0% compared to 30.8% in 2003. The Company realized slightly higher gross profit margins in 2004 compared to 2003 primarily because of achieving higher selling prices for products distributed from the Company’s distribution facilities in excess of vendor price increases. However, raw material cost increases, as well as higher payroll and insurance costs for certain of the Company manufactured products had an adverse effect on consolidated gross margins in 2004. The 2004 and 2003 years reflect generally similar competitive conditions in the Company’s markets for the sales of its distributed products, but more intense competitive conditions in 2004 for the sales of certain of the Company manufactured product lines, limited the Company’s ability to recover raw material cost increases from its customers and caused pressure on gross profit margins.

The increase of selling, general and administrative expenses as a percentage of net sales for 2004 was approximately 24.6%, compared to 27.9% in 2003. The percentage decrease was primarily the result of certain fixed costs and overhead being absorbed over higher sales volume. For the year ended December 31, 2004, selling, general and administrative expenses increased $2,823,000, prior to the adjustment of decreased expenses of $692,000 related to a former distribution facility closed in December 2003, primarily attributable to an increase of $1,380,000 in payroll and related costs, a $298,000 increase in delivery costs necessary to service the increased sales, and a $149,000 increase in insurance expenses. In addition, the Company increased its provision for bad debt expense by $496,000 in 2004 compared to 2003, a higher rate of increase than that incurred in 2003. Increases in other operating expenses, primarily those associated with the increase in sales, accounted for the balance of the increase in operating expenses in 2004.

As noted earlier, a significant portion of the Company’s costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in 2004 compared to 2003 had a favorable impact on operating income. As a result of the above factors and the operating leverage gained from the increase in sales, the Company generated operating income of $3,562,000 in 2004 compared to operating income of $1,174,000 in 2003, an increase of 203.4%.

Interest expense increased $21,000 in 2004, compared to 2003. The increase in interest expense in 2004 was primarily due to a greater amount of  debt outstanding in 2004 compared to 2003.

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

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital of approximately $7,619,000 compared to working capital of $4,499,000 at December 31, 2004. The increase in working capital was due primarily to the increase in accounts receivable and inventory associated with greater sales in 2005, which was funded in large part by the increase in net income. In addition, the Company received net proceeds of approximately $1,035,000 from the sale of certain of Premix and DFH’s assets to Degussa in 2005.

As of December 31, 2005, the Company had cash and cash equivalents of $974,000. Additionally, the Company had customer payments in the amount of $1,082,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced, generally resulting in greater borrowing capacity.

Sources and Uses of Cash

The Company’s operations generated approximately $1,848,000 of net cash from operations in 2005 compared to $2,023,000 in 2004. The decrease in cash flow in 2005 was primarily attributable to the Company’s investment in working capital to fund inventory and accounts receivable associated with greater sales in 2005.

During 2005, the net expenditures for investing activities were $1,440,000 compared to $2,229,000 in 2004. The decrease in expenditures in 2005 compared to 2004 were primarily the result of obtaining net cash proceeds of $1,035,000 from the sale of certain assets to Degussa, which off-set greater expenditures, primarily for the purchase of the Company’s distribution facility in Jacksonville, Florida, a greater amount of purchases of vehicles to improve the Company’s job-site delivery capabilities, and to complete the funding for the Company’s manufacturing plant modernization project located at Winter Springs (greater Orlando area), Florida.

In 2005, the Company used net cash of approximately $580,000 in its financing activities, compared to generating net cash of $429,000 in 2004. In 2005, the Company issued long-term debt in the aggregate amount of $1,378,000 for the purchase of a distribution facility and additional delivery equipment, as compared to issuing long-term debt of $1,911,000 primarily for the initial funding of the Company’s plant modernization project and purchase of delivery equipment in 2004. Payment of long-term debt aggregated $768,000 and $381,000 in 2005 and 2004, respectively. In 2005, the Company reduced its notes payable line of credit in the net amount of $1,261,000, compared to a decrease of $513,000 in the previous year. In 2004, the Company paid in full the remaining $568,000 balance of the Obligation for Appraisal Rights.

Future Commitments and Funding Sources

At December 31, 2005, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

Contractual Cash Obligations	Total		Payment due by Fiscal			2010 and Thereafter
		2006	2007	2008	2009

Long-term debt (a)	$4,201,000	$740,000	$721,000	$703,000	$984,000	$1,053,000
Interest on long-term debt (b)	916,000	266,000	230,000	192,000	131,000	97,000
Operating leases (a)	2,413,000	907,000	712,000	427,000	164,000	203,000
Purchase obligations (c)	16,000,000	—	—	16,000,000	—	—
Total contractual cash obligations	$23,530,000	$1,913,000	$1,663,000	$17,322,000	$1,279,000	$1,353,000

———————

(a)

See Notes 8 and 15 in the accompanying financial statements for additional information regarding our debt and commitments.

(b)

Interest payable on long-term debt was calculated by using the interest rates in effect at December 31, 2005 for both fixed and variable rate obligations based on the reducing principal balances for such debt for each period in accordance with contractually agreed amortization schedules. No effect was given for fluctuations in variable interest rates over the terms of such loans.

(c )

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility and wound down manufacturing operations during the fourth quarter of 2005. As part of the transaction, Just-Rite entered into a three-year Distribution Agreement with Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement ending September 30, 2008. In the event Just-Rite fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price plus $1,200,000. Once Just-Rite has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. Although the Company believes Just-Rite will achieve the minimum level of purchases required under the Distribution Agreement, there can be no assurance of this because of many risks and uncertainties beyond Just-Rite’s control.

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with a commercial lender. Premix and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At December 31, 2005, $4,696,000 had been borrowed against the line of credit, which bears interest at prime plus ½% at December 31, 2005. The Company’s borrowing rate of 7.75% at such date represents annual interest expense of approximately $379,000. The outstanding balance under the line is subject to daily fluctuations. Based on eligible receivables and inventory, the Company had under its line of credit, total available borrowing capacity (including the amount outstanding of $4,696,000) of approximately $9,000,000 at December 31, 2005.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution facilities. Accounts receivable, net of allowance, at December 31, 2005 was $8,344,000 compared to $7,541,000 at December 31, 2004. The increase in receivables of $803,000, or approximately 10.6%, was primarily related to increased sales in 2005, as compared to the period ending December 2004.

As a result of the consummation of the December 31, 1998 merger with its wholly-owned subsidiary, the Company agreed to pay $733,000 in cash to its former preferred stockholders. At December 31, 2005, the Company had paid $700,000 of such cash amount. Amounts payable to such stockholders at December 31, 2005 results from the former preferred stockholders’ non-compliance with the conditions for payment. Also, the Company has paid the holders of debentures, which were issued in connection with the 1998 merger, an aggregate of $850,000. Amounts payable to stockholders at December 31, 2005 on the Company’s consolidated balance sheet includes $163,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such instrument.

The Company presently is focusing its efforts on expanding market share through opening new distribution facilities, evaluating further expansion of its manufacturing capabilities at its facility in Winter Springs, Florida, enhancing customer service, increasing operating productivity through reducing costs and expenses and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $1,400,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support its existing facilities, including the recent opening of a new distribution facility in Mobile, Alabama. The Company expects to finance approximately $1,100,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In addition, in 2006 the Company is implementing a new computer and data processing system for inventory, sales management, financial reporting, internal controls and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service its customers. The estimated capital expenditure for this project is $400,000, all of which was financed by a commercial lender in the first quarter of 2006.

In 2004, the Company undertook a major capital project to expand and enhance the Premix manufacturing capabilities at its Winter Springs (greater Orlando area), Florida facility to more effectively serve its customer base, to gain production efficiencies and provide the capacity and opportunity to broaden its manufactured product lines and enter new markets. The installation of the equipment for the modernization project was completed in 2005. The Company is evaluating further expanding the manufacturing capabilities of Premix to produce additional products.

The Company recently leased new distribution facilities in St. Augustine, Florida and Fort Walton Beach, Florida in May and September 2005, respectively. In February 2006, the Company opened an additional distribution facility in Mobile, Alabama, in part to satisfy current product demand resulting from property damages caused by Hurricane Katrina. The Company is investigating the opening of additional distribution facilities to increase market share and generate internal growth in the Southeastern United States Gulf Coast area and on the West Coast of Florida. The opening of new distribution facilities is dependent upon many factors, including assurances of product availability from the Company’s principal vendors.

Beginning March 15, 2004, the Company was forced to renew its products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While the Company does not believe the outstanding insured EIFS claims against Acrocrete will have a material effect on the Company’s financial position, there can be no assurance of this because of the uncertainty of litigation. See “Item 3 Legal Proceedings”.

In connection with the Degussa Sales Agreement, the Company ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005. Ceasing manufacture of Acrocrete products for which the Company was not able to obtain insurance for EIFS exposure reduces the Company’s litigation risk for that product line in the future. In addition, as part of the Degussa Sales Agreement, Just-Rite entered into a Distribution Agreement with Degussa, in which Degussa has agreed to indemnify Just-Rite against any product liability claims for products manufactured by Degussa and sold through Just-Rite.

The Company believes its cash on hand and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of its capital expenditure programs. In the event the Company elects to accelerate its expansion activities, it may seek additional financing from other sources. There can be no assurance that any such financing will be available or that the Company could obtain any such financing on terms suitable to the Company.

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully maintain profitable operations and resolve litigation on terms favorable to the Company.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. The Company’s future results could be materially and adversely impacted by changes in these or other factors. (See “Part I, Item 1.A, Risk Factors” and “Risk Factors” in the Company’s filings with the Securities and Exchange Commission for additional information of the Company’s financial exposures.)

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

Exposure to Interest Rates

A majority of the Company’s debt bears interest at rates that vary with changes in market indexes. At December 31, 2005, the Company had aggregate variable rate mortgage notes of $943,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or the “30-day LIBOR” rates of interest. In addition, the Company’s $9,000,000 line of credit from a commercial lender now bears an interest rate of 30-day Libor plus 2%. A significant increase in the market index rates could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products. If the interest rate increased or decreased 1%, interest expense would increase or decrease approximately $56,000.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-based Payments (“FAS 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under FAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. For public companies the Statement will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all new awards granted after the effective date and to unvested awards at the effective date. Accordingly, the Company will adopt the provisions of FAS 123R effective for the first quarter of fiscal year 2006.

As of December 31, 2005, all stock options are 100% vested and, as a result, will not be subject to compensation recognition required by FAS 123R beginning in January 2006. The impact from adoption of FAS 123R on future awards granted on the Company’s financial statements will be contingent on the terms of the individual awards.

On November 24, 2004, the FASB issued SFAS  No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period expense regardless of whether they meet the criterion of “abnormal.” Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect this standard to significantly impact the Company’s results of operations.

Item 8.

Financial Statement and Supplementary Data

Consolidated Financial Statements

Page

Report of Independent Registered Certified Public Accounting Firm

25

Consolidated Balance Sheets

26

Consolidated Statements of Operations

27

Consolidated Statement of Changes in Stockholders’ Equity

28

Consolidated Statements of Cash Flows

29

Notes to Consolidated Financial Statements

31

Schedule II - Valuation and Qualifying Accounts

48

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imperial Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida

March 31, 2006

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$974,000	$1,146,000
Restricted cash	1,082,000	1,075,000
Trade accounts receivable (less allowance for doubtful accounts of $917,000 and $874,000 at December 31, 2005 and 2004, respectively)	8,344,000	7,541,000
Inventories	6,563,000	5,258,000
Deferred income taxes	596,000	385,000
Assets held for sale	211,000	226,000
Other current assets	1,061,000	466,000
Total current assets	18,831,000	16,097,000

Property, plant and equipment, at cost	9,022,000	7,290,000
Less accumulated depreciation	(2,666,000)	(2,597,000)
Net property, plant and equipment	6,356,000	4,693,000
Deferred income taxes	405,000	—
Other assets	360,000	143,000
Total assets	$25,952,000	$20,933,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,696,000	$5,957,000
Current portion of long-term debt	740,000	687,000
Accounts payable	3,059,000	3,767,000
Payable to former preferred stockholders	196,000	252,000
Accrued expenses and other liabilities	1,864,000	935,000
Income taxes payable	657,000	—
Total current liabilities	11,212,000	11,598,000

Long-term debt, less current maturities	3,461,000	2,904,000
Deferred gain	1,035,000	—
Deferred compensation	120,000	60,000
Deferred income taxes	2,000	—
Total liabilities	15,830,000	14,562,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued
Common stock, $.01 par value; 40,000,000 shares authorized; 2,465,772 and 2,379,350 issued at December 31, 2005 and 2004, respectively	25,000	24,000
Additional paid-in capital	14,454,000	14,117,000
Accumulated deficit	(4,357,000)	(7,770,000)
Total stockholders’ equity	10,122,000	6,371,000
Total liabilities and stockholders’ equity	$25,952,000	$20,933,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Net sales	$72,254,000	$55,268,000	$41,069,000
Cost of sales	50,815,000	38,118,000	28,438,000
Gross profit	21,439,000	17,150,000	12,631,000
Selling, general and administrative expenses	15,895,000	13,588,000	11,457,000
Operating income	5,544,000	3,562,000	1,174,000
Other (expense) income:
Interest expense	(647,000)	(475,000)	(454,000)
Gain on litigation settlement	—	482,000	—
Miscellaneous income	332,000	185,000	218,000
	(315,000)	192,000	(236,000)

Income before income tax provision	5,229,000	3,754,000	938,000
Income tax (provision) benefit:
Current	(2,430,000)	(1,046,000)	(33,000)
Deferred	614,000	(242,000)	(265,000)
	(1,816,000)	(1,288,000)	(298,000)

Net income	$3,413,000	$2,466,000	$640,000

Income per common share - basic	$1.40	$1.06	$0.28

Income per common share - diluted	$1.34	$1.02	$0.28

Weighted average shares outstanding - basic	2,441,395	2,334,154	2,308,858

Weighted average shares outstanding - diluted	2,555,741	2,408,069	2,322,465

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2002	2,308,858	$23,000	$13,993,000	$(10,876,000)	$3,140,000

Net income	—	—	—	640,000	640,000

Balance at December 31, 2003	2,308,858	23,000	13,993,000	(10,236,000)	3,780,000

Exercise of stock options	70,492	1,000	124,000	—	125,000

Net income	—	—	—	2,466,000	2,466,000

Balance at December 31, 2004	2,379,350	24,000	14,117,000	(7,770,000)	6,371,000

Exercise of stock options, including tax benefit of $204,000	87,933	1,000	337,000	—	338,000

Partial shares canceled in connection with the reverse stock split	(1,511)

Net income	—	—	—	3,413,000	3,413,000

Balance at December 31, 2005	2,465,772	$25,000	$14,454,000	$(4,357,000)	$10,122,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,413,000	$2,466,000	$640,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	816,000	540,000	481,000
Amortization	42,000	83,000	36,000
Provision for doubtful accounts	396,000	727,000	318,000
Provision for write-down of assets	—	5,000	11,000
Provision for deferred income taxes	(614,000)	242,000	265,000
Tax benefit for stock option exercises	204,000	—	—
Loss (gain) on disposal of fixed assets	6,000	(12,000)	(48,000)
Loss (gain) on disposal of assets held for sale	4,000	(1,000)	—
Gain on litigation settlement	—	(482,000)	—
Deferred compensation	60,000	60,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,199,000)	(2,667,000)	(1,140,000)
Inventories	(1,305,000)	(968,000)	(677,000)
Other current assets	(595,000)	(25,000)	122,000
Other assets	(258,000)	(72,000)	(13,000)
Accounts payable	(708,000)	1,701,000	214,000
Accrued expenses and other liabilities	929,000	448,000	138,000
Income taxes payable	657,000	(22,000)	15,000
Net cash provided by operating activities	1,848,000	2,023,000	362,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,633,000)	(2,280,000)	(380,000)
Proceeds received from sale of property and equipment	148,000	29,000	26,000
Proceeds received from disposal of assets held for sale	10,000	14,000	—
Proceeds received from insurance settlement	—	8,000	47,000
Net proceeds from sale of assets	1,035,000	—	—
Net cash used in investing activities	(1,440,000)	(2,229,000)	(307,000)

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2005	2004	2003
Cash flows from financing activities
Proceeds from notes payable line of credit	75,760,000	55,077,000	43,487,000
Repayments of notes payable line of credit	(77,021,000)	(55,590,000)	(41,931,000)
Payment to former preferred stockholders	(56,000)	(9,000)	(1,000)
Payment of obligation for appraisal rights	—	(568,000)	(973,000)
Proceeds from issuance of long-term debt	1,378,000	1,911,000	240,000
Proceeds from exercise of stock options	137,000	117,000
Repayment of long-term debt	(768,000)	(381,000)	(616,000)
Increase in restricted cash	(7,000)	(128,000)	(234,000)
Payment of fractional shares of common stock in connection with the reverse stock split	(3,000)	—	—
Net cash (used in)provided by financing activities	(580,000)	429,000	(28,000)
Net (decrease) increase in cash and cash equivalents	(172,000)	223,000	27,000
Cash and cash equivalents, beginning of year	1,146,000	923,000	896,000
Cash and cash equivalents, end of year	$974,000	$1,146,000	$923,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$647,000	$477,000	$446,000
Cash paid during the year for income taxes	$1,445,000	$1,175,000	$17,000
Non-cash transactions:
Capital lease obligations for new equipment	$29,000	$1,246,000	$48,000
Asset acquisitions financed	$1,349,000	$665,000	$193,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

The Company and Summary of Significant Accounting Policies

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”), Premix-Marbletite Manufacturing Co. (“Premix”), and Just-Rite Supply, Inc. (“Just-Rite”) and collectively with Imperial and the other subsidiaries, the (“Company”) are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

A summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements is presented below.

(a)

Consolidation

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, DFH, Premix, and Just-Rite. All material intercompany transactions and balances have been eliminated.

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations on customers prior to acceptance. Trade accounts receivable are unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. At December 31, 2005 and 2004, the Company had no significant concentrations of credit risk.

The Company places its cash with commercial banks. At December 31, 2005, the Company had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

(c)

Allowance for Doubtful Accounts

The collectibility of customer accounts is evaluated routinely based on payment history, current economic condition and an assessment of our lien and bond rights. The Company recognizes bad debt using the allowance method based on its accounts receivable aging at the end of the period. If deemed necessary, the Company records an allowance for doubtful accounts and writes off all uncollectible receivables against the reserve.

(d)

Inventories and Rebates

Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out basis. Finished goods include the cost of raw materials, freight in, direct labor and plant overhead.

The Company has an arrangement with a buying group providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company accrues the estimated receipt of vendor rebates as a reduction of the cost of inventory purchases based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year. Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. Management believes the Company will continue to receive consideration from the buying group in 2006 and thereafter. However, the size of such rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable amounts of vendor rebates in the future on products purchased by the Company. For the year ended December 31, 2005, the Company recorded vendor rebates of approximately $534,000 of which, approximately $18,000 is recorded as a reduction to inventory and $346,000 as a receivable due from the vendor. For the year ended December 31, 2004, the Company recorded vendor rebates of approximately $273,000, all of which had been recorded in cost of sales.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(e)

Property, plant and equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

(f)

Income taxes

The Company utilizes the liability method for determining its income taxes. Under this method, deferred taxes and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against assets for differences that are not likely to be realized.

(g)

Basic and diluted earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the additional dilutive effect of common stock equivalents outstanding during the year. The dilutive effect of options and warrants is calculated using the treasury stock method (See Note 13, Earnings Per Common Share).

(h)

Cash and cash equivalents

The Company defines cash and cash equivalents as those highly liquid investments with original maturities when purchased of three months or less. Included in cash and cash equivalents at December 31, 2005 and 2004 are short-term time deposits of $126,000 and $124,000, respectively.

(i)

Restricted cash

At December 31, 2005 and 2004 restricted cash consists of $1,082,000 and $1,075,000, respectively, of customer payments that the Company received and is required to be remitted to the Company’s commercial lender upon bank clearance under the terms of the Company’s line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance of the line of credit and will generally result in greater borrowing capacity.

(j)

Revenue recognition policy

The Company recognizes revenue when the following four criteria are met.

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collectibility is reasonably assured.

The Company generally recognizes revenue, net of discounts and allowances, at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point.

(k)

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to account for stock-based compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income available to common stockholders, as reported	$3,413	$2,466	$640

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(313)	(98)	(12)

Pro forma net income	$3,100	$2,368	$628

Earnings per share:
Basic as reported	$1.40	$1.06	$0.28
Basic pro forma	$1.27	$1.01	$0.28
Diluted as reported	$1.34	$1.02	$0.28
Diluted pro forma	$1.21	$0.99	$0.28

(l)

Use of estimates

The Company’s management uses estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(m)

Fair Value of Financial Instruments

The fair value of the Company’s variable rate financial instruments has been estimated by discounting the future cash flows at rates currently offered to the Company. The fair value of all other financial instruments are believed to approximate their carrying amounts.

(n)

Segment Reporting

For the years ended December 31, 2005, 2004 and 2003, management has determined that the Company operated in a single operating segment.

(o)

Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. The Company accrues legal fees and a loss contingency when it believes a loss is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(p)

Assets Held for Sale

At December 31, 2005, the Company had $211,000 in assets held for sale consisting primarily of real properties the Company received in connection with the settlement of litigation with a former employee. Assets held for sale are recorded at fair value at the date of receipt, and reviewed periodically for impairment, with any noted impairment charges taken against earnings.

(q)

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model.

(r) Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at December 31, 2005 and 2004 of $50,000 and $87,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

(s)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-based Payments (“FAS 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under FAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. For public companies the Statement will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all new awards granted after the effective date and to unvested awards at the effective date. Accordingly, the Company will adopt the provisions of FAS 123R effective for the first quarter of fiscal year 2006.

As of December 31, 2005, all stock options are 100% vested and, as a result, will not be subject to compensation recognition required by FAS 123R beginning in January 2006. The Company will elect the modified prospective method upon adoption of FAS 123R. The impact from adoption of FAS 123R on future awards granted on the Company’s financial statements will be contingent on the terms of the individual awards.

On November 24, 2004, the FASB issued SFAS  No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period expense regardless of whether they meet the criterion of “abnormal.” Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. This statement has not had any impact on the Company’s operations.

(2)

Sale of Certain Assets and Closure of Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. (“Degussa”) and Degussa Construction Chemical Operations, Inc. (“DCCO” and collectively with Degussa, the “Purchasers”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia and also agreed to cease the manufacture of products that had been formerly used in EIFS applications prior to December 31, 2005 (the “Degussa Sales Agreement”).

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(2)

Sale of Certain Assets and Closure of Manufacturing Facility (continued)

Pursuant to the Degussa Sales Agreement, the Purchasers acquired certain of the assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets’). In addition, the Purchasers purchased certain of DFH’s accounts receivable outstanding as of September 30, 2005 at face value, subject to DFH’s obligation to repurchase the unpaid balances of such accounts receivable ninety (90) days thereafter. As of December 31, 2005, all accounts receivable were collected by Degussa.

The aggregate sales price for the Assets consisted of $1,100,000 in cash, plus the net book value of the accounts receivable and equipment to be transferred prior to December 31, 2005. The Company incurred $65,000 in aggregate transaction expenses. Of the aggregate sales price of $1,320,000, $250,000 was received on July 25, 2005, $983,000 was received on September 30, 2005 and the remaining $87,000 was received in the fourth quarter of 2005.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event the Company fails to purchase a minimum of $12,000,000, it will be required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once the Company has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, the Company has deferred the gain of $1,035,000 on the Degussa Sales Agreement until it has reached the minimum purchase requirements. Subsequently, the Company will recognize the gain ratably to the extent the remaining purchase commitment is attained. The Company’s results of operations for the year ended December 31, 2005 do not include any gain from the Degussa Sales Agreement.

For the years ended December 31, 2005, 2004 and 2003, DFH products generated net sales of approximately $9,226,000, $9,873,000 and $9,264,000 of which $5,568,000, $5,007,000 and $4,609,000, respectively, was sold to its affiliate Just-Rite. DFH contributed operating (loss) and operating income (before corporate allocations of administrative costs) of approximately $(530,000), $914,000 and $845,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005 and is expected to complete closure activities in the first quarter of 2006.

The closure charge against cost of sales in the third quarter reflected an accrual of the severance payments due to employees at September 30, 2005 of $52,000, in accordance with the terms of a work force reduction plan adopted in July 2005. At December 31, 2005, there is no accrued liability remaining related to the closure.

Costs incurred related to closing the facility are as follows:

	Costs Incurred for Year Ended December 31, 2005	Total Expected Costs to be Incurred
Severance expenses	$75,000	$84,000
Dismantling of production equipment & other plant expenses	52,000	76,000
Accelerated depreciation & surplus equipment	74,000	74,000
Inventory write-down	25,000	25,000
	$226,000	$259,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(3)

Trade Accounts Receivable

At December 31, 2005, accounts aggregating $927,000, or approximately 10% of total gross accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $1,022,000 or approximately 12%, of total gross accounts receivables outstanding at December 31, 2004 (see Note 6). Management believes the allowance for doubtful accounts at December 31, 2005 of $918,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

Accounting for doubtful accounts is uncertain because management must use judgment to assess the collectibilty of these accounts. Although the Company believes the allowance for doubtful accounts is sufficient, if the financial condition of certain customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may subsequently be required that could adversely impact the Company’s consolidated statements of operations.

(4)

Inventories

Inventories consisted of the following at December 31:

	2005	2004

Raw materials	$400,000	$589,000
Finished goods	5,785,000	4,404,000
Packaging materials	378,000	265,000
	$6,563,000	$5,258,000

(5)

Property, Plant and Equipment

Property, Plant and Equipment consisted of the following at December 31:

	2005	2004	Estimated useful life (years)
Land	$559,000	$401,000	—
Buildings and improvements	1,718,000	1,482,000	10 - 40
Machinery and equipment	3,913,000	3,536,000	3 - 20
Vehicles	2,589,000	1,597,000	2 - 8
Furniture and fixtures	243,000	274,000	3 - 12
	9,022,000	7,290,000
Less accumulated depreciation	(2,666,000)	(2,597,000)
	$6,356,000	$4,693,000

The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $5,289,000 and $4,368,000 at December 31, 2005 and 2004, respectively. (See Note 8).

Property, Plant and Equipment under capital leases consisted of the following at December 31:

	2005	2004	Estimated useful life (years)
Machinery and equipment	$1,407,000	$1,406,000	5 - 15
Less accumulated amortization	(135,000)	(46,000)
	$1,272,000	$1,360,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(6)

Notes Payable

At December 31, 2005 and 2004, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, bears interest at prime plus ½% (7.75% at December 31, 2005). In February 2005, the line of credit was increased from $8,000,000 to $9,000,000 and the maturity date was extended from June 19, 2005 to June 1, 2007 and is subject to annual renewal thereafter. The weighted average effective interest rate on the line of credit was 7.4%, 4.79%, and 5.08% during years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated approximately $9,000,000, of which $4,696,000 was outstanding. The average amounts outstanding during 2005 and 2004 were $5,104,000, and $5,981,000, respectively. The maximum amounts outstanding at any month-end during 2005 and 2004 were $5,850,000 and $7,100,000, respectively.

In February 2006, the line of credit was amended allowing the Company to select its interest rate from either the Libor rate or the prime rate, plus the applicable margin. The margin is dependent on the ratio of consolidated funded debt to consolidated EBITDA calculated quarterly for the preceding 12 fiscal months.

(7)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31:

	2005	2004
Employee compensation related items	$676,000	$416,000
Taxes, other than income taxes	444,000	266,000
Product warranty	50,000	87,000
Insurance payable	138,000	86,000
Litigation loss contingency	400,000	—
Interest	6,000	7,000
Other	150,000	73,000
	$1,864,000	$935,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(8)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2005	2004
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2005), principal payments of $1,127 plus interest monthly, with a balloon payment of approximately $137,000 due March 10, 2009	$177,000	$190,000

Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2005), principal payments $800 plus interest payable monthly, with a balloon payment of approximately $76,000 due March 10, 2009	106,000	115,000

Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2005), principal payments of $1,678 plus interest payable monthly, with a balloon payment of approximately $160,000 due March 10, 2009	221,000	242,000

Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2005), principal payments of $556 plus interest payable monthly, with a balloon payment of $67,000 due March 10, 2009	88,000	95,000

Mortgage note payable at 6.99%, principal and interest payable monthly in the amount of approximately $6,445, with a balloon payment of approximately $556,000 due March 30, 2010	690,000	—

Mortgage note payable at Libor plus 2.5% (6.87% at December 31, 2005), principal and interest payable monthly in the amount of approximately $2,042, with a balloon payment of approximately $125,000 due April 20, 2015	351,000	—

Capitalized lease obligation, interest at various rates ranging from 3.0% to 13.4% per annum, principal and interest payable monthly expiring at various dates through December 2009	995,000	1,278,000

Equipment notes payable, interest at various rates ranging from 5.8% to 10.75%, per annum, principal and interest payable monthly expiring at various dates through December 2009	1,573,000	953,000

Mortgage note payable, repaid in 2005	—	380,000

Mortgage note payable, repaid in 2005	—	338,000
	4,201,000	3,591,000
Less current maturities	(740,000)	(687,000)
Long-term portion	$3,461,000	$2,904,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(8)

Long-Term Debt (continued)

Long-term debt matures as follows:

Year ended December 31,	Amount
2006	$740,000
2007	721,000
2008	703,000
2009	984,000
2010	1,053,000
$4,201,000

The carrying amount of debt, excluding capital leases, was approximately $3.22 million and $2.32 million at December 31, 2005 and 2004, respectively. The Company estimates the fair value of the debt to be $3.19 and  $2.33 at December 31, 2005 and 2004.

(9)

Income Taxes

Deferred tax asset consisted of the following at December 31:

	2005	2004

Goodwill amortization	$246,000	$335,000
Gain on sale of assets	405,000	—
Other	350,000	50,000
	$1,001,000	$385,000

The deferred tax asset net increase of $616,000 for 2005 compared to 2004 was primarily due to changes in cumulative differences for amortization and allowance for loan losses and a deferred gain on sale of assets recognized for tax purposes during 2005. The ultimate realization of the deferred tax asset is largely dependent on the Company’s ability to generate sufficient future taxable income.

The current income tax expense represents federal and state taxes payable for the year ended December 31, 2005 and 2004. The current income tax expense for 2003 represents states taxes and alternative minimum taxes payable for the years ended December 31, 2003.

The difference between the statutory federal and state tax rate and the Company’s effective tax rate is due primarily to state taxes. A reconciliation of the federal statutory rate to the effective tax is as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. statutory rate	34%	34%	35%
Other	1%	0%	(3%)
Effective rate	35%	34%	32%

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Capital Stock

(a)

Common Stock

At December 31, 2005 and 2004, the Company had authorized 40,000,000 shares of common stock, $.01 par value per share, of which 2,465,772 and 2,379,350 shares of common stock were issued and outstanding, respectively (“Common Stock”), adjusted and restated for a one-for-four reverse common stock split effective at the close of business on March 22, 2005. The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In 2005, the Company issued 91,696 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 3,763 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were canceled. Also, 1,511 partial shares were canceled in connection with the 1 for 4 reverse stock split.

In 2004, the Company issued 71,875 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 1,383 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were cancelled.

(b)

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2005, and 2004, there were no shares of preferred stock issued and outstanding.

(11)

Stock-Based Compensation

The Company has two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted at generally no less than the fair market value of the Company’s common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of four outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 225,000 and 100,000 shares are reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of December 31, 2005, options for 17,875 shares were available for future grants under the 1999 Employee Plan and no shares were available under the Directors Plan. All options have been adjusted for the one-for-four reverse stock split effective March 22, 2005.

As of December 31, 2005, all stock options were 100% vested and, as a result, will not be subject to compensation recognition required by FAS 123R beginning in January 2006. Pursuant to the 1999 Plans, all options are not exercisable for a period of six months following the date of grant to ensure compliance with the Securities and Exchange Commission regulations. Termination of a holder’s relationship with the Company will not terminate the holder’s ability to receive the benefit of such vested options. The impact from adoption of FAS 123R on future awards granted on the Company’s financial statements will be contingent on the terms of the individual awards.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(11)

Stock-Based Compensation

A summary of the activity and status of the 1999 Plans was as follows:

	Weighted Average Exercise Price Per Share			Number of Options Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Outstanding Options - Beginning of year	$1.62	$1.28	$1.48	153,000	148,000	110,000
Options Granted	$9.61	$2.24	$0.72	88,000	81,000	38,000
Options Exercised	$1.76	$1.74	$—	(92,000)	(72,000)	—
Options Cancelled	$-	$2.28	$—	—	(4,000)	—
Options Outstanding - End of Year	$6.24	$1.62	$1.28	149,000	153,000	148,000
Options Exercisable - End of Year	$3.17	$1.62	$1.28	97,000	153,000	148,000

Information with respect to outstanding and exercisable stock options at December 31, 2005 was as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price (A)	Shares	Weighted Average Exercise Price
$ 0.72	2,000	2.42	$ 0.72	2,000	$0.72
$ 0.80	20,000	.92	$ 0.80	20,000	$0.80
$ 0.88	10,000	1.42	$ 0.88	10,000	$0.88
$ 1.24	4,000	3.25	$ 1.24	4,000	$1.24
$ 2.88	31,000	3.58	$ 2.88	31,000	$2.88
$ 5.60	11,000	4.08	$ 5.60	11,000	$5.60
$ 6.46	3,000	3.25	$ 6.46	3,000	$6.46
$ 6.76	1,000	2.42	$ 6.76	1,000	$6.76
$ 6.64	15,000	4.25	$ 6.61	15,000	$6.64
$12.06	52,000	5.0	$12.06	—	—
Total	149,000		$ 6.24	97,000	$3.17

———————

(A)

All options were granted at market price and no compensation cost has been recognized in connection with these options.

The weighted average fair value of stock options granted during 2005, 2004 and 2003 were $5.72, $.57 and $.52 per share, respectively, at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003; no expected dividend yield; expected volatility of 114%, 215% and 103%; risk free interest rate of 4.35%, 2.7% and 2.3%; and an expected option life of  2, 4 and 4 years for each period, respectively.

(12)

Miscellaneous Income

Miscellaneous income (expense) consisted of the following at December 31:

	2005	2004	2003
Interest income	$2,000	$2,000	$3,000
Insurance premium dividends	16,000	—	57,000
Late charge income	236,000	190,000	114,000
Gain on disposal of property, plant and equipment	9,000	5,000	38,000
Other gain (loss), net	69,000	(12,000)	6,000
	$332,000	$185,000	$218,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Basic and Diluted Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 (in thousands except per share amounts):

		2005			2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Earnings per common share

Net income available to common shareholders	$3,413	2,441	$1.40	$2,466	2,334	$1.06	$640	2,309	$0.28

Effect of Dilutive Securities:
Options	—	91	(0.06)	—	74	(0.04)	-	13	—
Net income available to common stockholders	$3,413	2,532	$1.34	$2,466	2,408	$1.02	$640	2,322	$0.28

Options to purchase 86,000 shares of common stock as of December 31, 2003 were not included in the computation of diluted earnings per share for the respective year because the exercise price of the options was greater than the average market price of the Company’s common stock.

(14)

Related Party Transactions

The Company and its subsidiaries paid legal fees of approximately $187,000, $198,000 and $193,000 in 2005, 2004 and 2003, respectively, to a law firm with which two directors, including the Company’s Chairman of the Board are affiliated. Such fees were primarily for services rendered by members and associates of such law firm other than the two directors. In addition, the Company paid annual lease payments of $94,000 for use of a distribution facility in each of 2005, 2004 and 2003, to the former owner of a business acquired by a Company subsidiary. The former owner is currently employed by the Company’s subsidiary.

(15)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

The Company’s subsidiary DFH (f/k/a Acrocrete), together in 4 instances with affiliates of DFH and in all other instances with non-affiliated parties, are defendants in 32 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 24 of these claims and are providing a defense in the remaining 7 cases, for which DFH expects its carriers will eventually accept coverage.

In one pending EIFS claim, DFH is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from DFH for moisture damages allegedly caused by DFH’s EIFS products. DFH was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. The Company’s insurance carrier provided a defense and accepted coverage under a reservation of rights.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15)

Commitments and Contingencies (continued)

In late January 2005, all defendants except DFH reached a settlement with the Dercks in the amount of $535,000. In February 2005, the case proceeded to a jury trial with DFH as the lone defendant. The jury rendered a verdict in favor of the Dercks and against DFH for compensatory damages in the amount of $523,200, and for punitive damages in the amount of $1. Subsequent to the entry of the jury verdict, the Court reduced the jury verdict from $523,200 to $209,562. The Court thereafter added $10,972 in prejudgment interest and $60,731 in costs, bringing the total judgments to $281,625. Post-judgment interest continues to accrue at the statutory mandated amount of 7% for the balance of 2005 and 9% thereafter.

Notwithstanding the entry of the judgments, the Company believes that it has several substantive and meritorious defenses on appeal and DFH filed a notice of appeal of the underlying judgment on December 29, 2005. Subsequent to the initial notice of appeal, DFH filed an amended notice of appeal to include both the underlying judgment and the subsequent assessment of attorneys’ fees and costs judgment.

The Company believes that the judgments in the Derck case are a fully insured loss. Subsequent to the filing of the notice of appeal and as a direct result of the insurance carrier’s failure to pay the judgments, DFH filed a notice with the Florida Department of Insurance which is required to commence the statutory waiting period before DFH is permitted to file suit against the insurance carrier for failure to pay the judgments entered in the Derck case. The insurance carrier has never contested its obligation to pay the costs judgment.

On March 1, 2006, following receipt of DFH’s statutory notice, the insurance carrier, Liberty Mutual Insurance Company (“Liberty Mutual”), filed  a declaratory judgment action against DFH in federal court in the Southern District of Florida styled Liberty Mutual Insurance Company vs. DFH, Inc. et al Case No: 06-60262, in which Liberty Mutual has requested the federal court declare as a matter of law that the subject insurance policy does not provide coverage for the underlying compensatory damages judgment entered against DFH in the Derck case. DFH believes Liberty Mutual’s declaratory judgment action is without merit and that the judgments are a fully insured loss under the subject Liberty Mutual insurance policies. DFH intends to vigorously defend Liberty Mutual’s declaratory judgment action and expects to file the aforementioned lawsuit against Liberty Mutual for payment of the judgments. Notwithstanding the Company’s dispute with Liberty Mutual over coverage, Liberty Mutual has continued to pay all attorney’s fees and costs that are being incurred on appeal of the judgment.

The five of the more recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

One of the cases subject to the S.I.R. has been settled. With respect to the four (4) remaining EIFS cases, DFH’s applicable insurance carrier has accepted coverage and will pay all defense and indemnity costs once the S.I.R has been exhausted. Notwithstanding acceptance of such coverage, the Company believes that two (2) such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, the Company believes that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. The Company believes that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

The allegations of defects in EIFS are not restricted to DFH products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15)

Commitments and Contingencies (continued)

As insurance markets for moisture intrusion type coverage have all but disappeared, the Company was forced on March 15, 2004 to renew its existing products liability coverage with an exclusion for EIFS exposure. However, DFH has made a concerted effort to limit its exposure in any such future EIFS claims. For example, DFH instructed its salesmen and independent distributors not to sell acrylic stucco products for EIFS applications to end users in the residential construction market and eliminated warranties of acrylic stucco products used in such applications. In addition, the Company no longer manufactures such products following the closure of the DFH manufacturing facility in Kennesaw, Georgia in the fourth quarter of 2005, further reducing future exposure to EIFS claims. Following the closure of the DFH manufacturing facility, Just-Rite became a distributor of acrylic stucco products manufactured by Degussa under the Acrocrete brand. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products.

To date, DFH has not experienced any EIFS claims for any periods that would not be covered by insurance. Due to the uncertainty and unpredictability of litigation, there can be no assurance as to when, or if any future uninsured claims may be filed, and if they were, to not be material.

Legal proceedings - Non-EIFS Claims

DFH is a named defendant in four claims  alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims subject to $10,000 S.I.R. requirements per claim.

Historically, there have been 284 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was $17,240. With the exception of one claim where DFH contributed $5,000 towards settlement in December 2005, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on the Company’s consolidated results of operations.

The Company has no reason to believe that, based on such historical experience, with the possible exception of the anomalous Derck case discussed above, the pending EIFS and non-EIFS claims which are not subject to S.I.R. limits, will not be similarly resolved and no accrual can reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded for any of these claims. Losses and expenses in excess of insurance coverage could have a material adverse effect on the Company’s operating results and financial condition.

The Company believes that the Derck case discussed above will either be overturned on appeal or will ultimately be determined to be a fully insured loss. However, based on the current status of the case and the pending EIFS and non EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, the Company has determined to increase its loss contingency $275,000 in the fourth quarter of 2005 resulting in a total loss contingency of $400,000 recorded in selling, general and administrative expense and accrued expenses and other liabilities at December 31, 2005. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims when applicable.

Premix, DFH and Just-Rite are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above, and while the Company does not believe these claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation there can be no assurance of this.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15)

Commitments and Contingencies (continued)

(b)

Lease Commitments

Certain property, plant and equipment were leased by the Company under long-term leases. For all noncancellable leases, future minimum lease commitments consisted of the following at December 31:

Amount
2006	$907,000
2007	712,000
2008	427,000
2009	164,000
2010 and thereafter	203,000
$2,413,000

Rental expense incurred for operating leases were approximately $958,000, $789,000 and $1,152,000, for the three years ended December 31, 2005, 2004 and 2003, respectively.

c)

Product Purchase Commitments

In connection with the Degussa Sales Agreement, Just-Rite entered into a three-year Distribution Agreement with Degussa effective October 1, 2005. Pursuant to the Distribution Agreement, Degussa appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by DFH and which will thereafter be manufactured by Degussa commencing with the effective date of the Distribution Agreement. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products thereafter manufactured by Degussa.

Just-Rite has agreed to purchase a minimum of $16,000,000 of products manufactured by Degussa under the DFH brand name over the term of the Distribution Agreement. Once the Company has purchased a minimum of $12,000,000, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment.

The Company agreed to guarantee Just-Rite’s financial obligations resulting from any shortfall of the minimum purchase obligation. For the period October 2005 through December 2005, Just-Rite purchased approximately $1,077,000 of products manufactured by Degussa pursuant to the Distribution Agreement. Based on historical sales of this product and future business prospects, the Company believes Just-Rite will achieve the minimum purchases required under the Distribution Agreement, although there can be no assurance of this because of many risks and uncertainties beyond the Company’s control (see Note 2).

(16)

Obligation for Appraisal Rights

On April 30, 2003, the Company and former holders of 81,100 shares of Preferred Stock who elected appraisal rights in connection with the Company’s 1998 Merger (“Dissenting Stockholders”) reached a settlement (the “Settlement”). In accordance with the Settlement, the Company paid the Dissenting Stockholders $12.00 per share in cash ($973,200) and issued a 5.6% promissory note (the “Note”) for $10.00 per share ($811,000) due May 1, 2006. The principal balance of the Note was to be reduced to $7.00 per share ($567,700) in the event the Company prepaid the Note in full prior to November 1, 2004. The Note was prepaid in 2004 to take advantage of the reduction. The Company obtained the cash due at closing of the settlement from cash on hand and borrowings from its amended line of credit with its commercial lender based on an increase to its inventory borrowing base. At December 31, 2003, based on management’s intention to prepay the Note in full prior to November 1, 2004, the appraisal right obligation was classified as a short-term liability. In 2004 the Company prepaid the Note in full. The amount due to the former preferred stockholders at December 31, 2005 and 2004 is $196,000 and $252,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(17)

Settlement of Litigation and Acquisition of Assets

In September 2004, the Company completed a settlement of certain litigation against a former employee and others. As part of the settlement, Just-Rite received four parcels of real property and two delivery trucks, with an aggregate appraised fair market value of $1,376,000. The Company assumed an aggregate of $916,000 of indebtedness collateralized by such assets. A promissory note payable by Just-Rite with a remaining principal balance and accrued interest of approximately $144,000 was cancelled. Two of the properties received are being used by the Company’s Gulfport, Mississippi distribution center. The remaining two parcels of real property, valued at approximately $211,000 were classified as held for sale at December 31, 2005.

As part of the settlement, Just-Rite paid cash consideration of approximately $45,000 and agreed to be liable for approximately $97,000 in contingent liabilities at September 30, 2004. In January 2005 the assets of a settling defendant were sold in foreclosure and Just-Rite was required to pay approximately $26,000 to eliminate the remaining contingent liability. Just-Rite recognized a gain of $482,000 from the Settlement in 2004 and a decrease in rent payable of approximately $10,500 per month, offset by approximately $6,445 of principal and interest payments on the assumed indebtedness, which have balloon payments due in 2010.

(18)

Impact of Hurricane Katrina and Wilma

In connection with Hurricanes Katrina and Wilma which hit the Southeast United States in the third and fourth quarters of 2005, the Company’s Gulfport, Mississippi and Port St. Lucie, Florida facilities incurred damages of approximately $1,002,000. Damages were primarily related to buildings and inventory.

The Company’s insurance carrier covered approximately $983,000 of the damages incurred of which $452,000 remained due as of December 31, 2005 and was included in other current assets of the accompanying balance sheet. Of the receivable, $411,000 was received in the first quarter of 2006.

The net charge to the Company’s financial statements in 2005 from storm related damages was approximately $19,000.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(19)

Quarterly Financial Data (unaudited)

Following is a summary of the unaudited quarterly results for 2005 and 2004.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	16,592,000	17,443,000	18,068,000	20,151,000
Gross profit	5,178,000	5,460,000	5,349,000	5,452,000
Net income	831,000	1,011,000	839,000	732,000
Per common share
Basic earnings per share	$0.34	$0.42	$0.34	$0.30
Diluted earnings per share	$0.33	$0.40	$0.33	$0.28

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	11,923,000	14,795,000	13,165,000	15,385,000
Gross profit	3,713,000	4,790,000	4,036,000	4,611,000
Net income *	362,000	974,000	667,000	463,000
Per common share
Basic earnings per share	$0.16	$0.42	$0.29	$0.19
Diluted earnings per share	$0.15	$0.41	$0.28	$0.18

———————

*

The third quarter includes a pre-tax gain on settlement of litigation of approximately $482.000. See note 18.

SCHEDULE II

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYNG ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description	Balance beginning of period	Charged to cost and expenses	Charged to Other accounts - describe	Deductions – describe		Balance at end of period

Year Ended December 31, 2005:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$874,000	$396,000	—	$353,000	(A)	$917,000

Year Ended December 31, 2004:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$556,000	$828,000	—	$510,000	(A)	$874,000

Year Ended December 31, 2003:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$477,000	$318,000	$—	$239,000	(A)	$556,000

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

The Company’s management, under the supervision of the Company’s Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

b.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

Information regarding the Company’s Board of Directors appearing under the caption “Election of Directors” and “Board of Directors and its Committees” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce	57	Chairman of the Board

Lisa M. Brock	47	Director

Nadine Gramling	60	Director

Milton J. Wallace	70	Director

Morton L. Weinberger	76	Director

Howard L. Ehler, Jr.	62	Director, Principal Executive Officer, Chief Operating Officer, and Secretary of the Company, President of Premix and Vice President of Just-Rite

Stephen C. Brown	59	President, Just-Rite and Vice President of Premix

Steven M. Healy, CPA	43	Chief Financial Officer of the Company

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the Company since 1988. Mr. Ponce has been engaged in the practice of law for over thirty (30) years and is currently a shareholder in the law firm of Legon, Ponce & Fodiman, P.A. During 2002, Mr. Ponce served as special counsel to then United States Senator Bob Graham. Mr. Ponce is a member of the Board of Directors of the University of Florida Foundation, Inc. and serves as Chairman of its audit committee. Additionally, Mr. Ponce is a member of the Board of Directors of the University of Florida Athletic Association, Inc. where he serves on various committees, including the Chairman of its finance committee. He is also a non-practicing certified public accountant.

Lisa M. Brock. Mrs. Brock has been a Director of the Company since 1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix-Marbletite Manufacturing Co. and Acrocrete, Inc., as Vice President for over five (5) years until December 1994, when she retired.

Nadine Gramling. Ms. Gramling was elected a Director of the Company in May 2005. Prior thereto, Ms. Gramling has served as Vice President of Lifestyle Home Solutions, Inc., a real estate holding company since 2003. Ms. Gramling has also been the owner of Gramling enterprises, Inc. d/b/a Active Professionals, a property management consulting company since 2002. From 1978 until 2000, Ms. Gramling was President and Chief Executive Officer of Southeastern Metals Manufacturing Co., Inc., a manufacturer and distributor of metal products for the building construction industry. Ms. Gramling served on the Board of Directors of South Trust Bank from 2002 until the bank was sold in 2004.

Milton J. Wallace. Mr. Wallace has been a Director of the Company since 1999. Mr. Wallace has been a practicing attorney in Miami for over forty (40) years and is currently of counsel to the law firm of Legon, Ponce & Fodiman, P.A. He was a co-founder and Chairman of the Board of Renex Corp., a provider of dialysis services, from 1993 through February 2000, when Renex Corp. was acquired by National Nephrology Associates, Inc. Mr. Wallace was Chairman of the Board of Med/Waste, Inc., a provider if medical waste management services until February 13,

2002 when such company filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. He is a Director of several private companies.

Morton L. Weinberger. Mr. Weinberger has been a Director of the Company since 1988. Mr. Weinberger, a certified public accountant, has been self-employed as a consultant to various professional organizations for the past sixteen (16) years. For the previous twenty-five (25) years, he was engaged in the practice of public accounting. During such period, he was a partner with Peat Marwick Mitchell & Co., now know as KPMG Peat Marwick, and thereafter BDO Seidman, both public accounting firms.

Howard L. Ehler, Jr. Mr. Ehler has been a Director of the Company since 2000. He has been Principal Executive Officer of the Company since March 1990 and Executive Vice President, Chief Financial Officer (through November 2005) and Secretary of the Company since April 1988. Prior thereto he was Vice President, Chief Financial Officer and Assistant Secretary of the Company for over five years. In August 2004 Mr. Ehler assumed the position of President of Premix while maintaining his other positions with the Company

Stephen C. Brown.. Mr. Brown has been President of Just-Rite since June 1, 2004, and Vice President of Premix since August, 2004. From 2000 until his appointment as President of Just-Rite, Mr. Brown was retired. Prior thereto, from 1997 until 2000, he served as President and CEO of Rugby Building Products, Inc. until its merger with Huttig Building Products.

Steven M. Healy, CPA. Mr. Healy has been the Company’s Chief Financial Officer since November 2005. Prior thereto, from July 2004 to November 2005, he was an auditor with the independent public accounting firm of BDO Seidman LLP. From July 2000 to July 2004, Mr. Healy served as Director of Finance for SystemOne Technologies, Inc., a manufacturer of industrial parts washers for use in automotive, aviation and general industrial repair markets. From March 1998 to July 2000, Mr. Healy served as Director of Finance for Radiant Oil Company, a privately held fuel distributor, convenience store operator and real estate company. From January 1993 to March 1998, he served as Controller of United Leisure Industries, Inc., a privately held manufacturer and distributor of sport and recreation equipment. From January 1987 to December 1992, Mr. Healy served as an auditor for Deloitte & Touche, LLP.

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

The Company’s officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Information regarding the filing of such reports is included in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding the Company’s Business Conduct and Ethics is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 11.

Executive Compensation

Information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13.

Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Transaction” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.

Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Independent Certified Public Accountant” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Exhibit No.	Description
10.12

Asset Purchase Agreement dated as of July 25, 2005 by and among Degussa Wall Systems, Inc. a Delaware corporation, Degussa Construction Chemical Operations, Inc., a Delaware corporation, and Acrocrete, Inc. a Florida corporation. (Incorporated by reference to Form 8-K dated July 25, 2005 filed on July 29, 2005, Exhibit 2.1)

10.13

Distribution Agreement between Degussa Wall Systems, Inc. and Just-Rite Supply, Inc. dated July 25, 2005, to be effective as of October 1, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.6)

10.14	Imperial Industries, Inc. Deferred Compensation Plan effective as of May 15, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.7)
*10.15

Amendment No.7 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc.

14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)
*21	Subsidiaries of the Company.
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

Reports filed on Form 8-K:

(a)

A Form 8-K A/3 was filed on November 4, 2005 providing an estimate of costs associated with the Exit or Disposal Activities associated with the Company’s closure of a manufacturing facility located at Kennesaw, Georgia in the fourth quarter of 2005.

(b)

A Form 8-K was filed on November 10, 2005 announcing the issuance of a press release reporting that the Company will host a conference call to discuss its financial results for the third quarter ended September 30, 2005 on November 15, 2005.

(c)

A Form 8-K was filed on November 11, 2005 announcing the issuance of a press release setting forth a summary of the Company’s sales and operating results for the third quarter and nine months ended September 30, 2005.

(d)

A Form 8-K was filed on November 18, 2005 announcing the issuance of a press release reporting that Steven M. Healy had been appointed Chief Financial Officer and Principal Accounting Officer of the Company.

(e)

A Form 8-K was filed on November 21, 2005 providing a copy of the transcript of the conference call the Company held with the investment community on November 15, 2005 to discuss its financial results for the third quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 31, 2006	By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	March 31, 2006
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 31, 2006
Lisa M. Brock

/s/ NADINE GRAMLING	Director	March 31, 2006
Nadine Gramling

/s/ MILTON J. WALLACE	Director	March 31, 2006
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 31, 2006
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR.	Director, Chief Operating Officer, Principal Executive Officer, and Secretary	March 31, 2006
Howard L. Ehler, Jr.

/s/ STEVEN M. HEALY, CPA	Chief Financial Officer	March 31, 2006
Steven M. Healy, CPA