Form 10-Q
period 2006-03-31
IMPERIAL INDUSTRIES INC
filed 2006-05-12
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number  1-7190

______________

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-1428

(Address of principal executive offices) (Zip Code)

(954) 917-7665

Registrant’s telephone number, including area code

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 1, 2006: 2,472,645

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Consolidated Balance Sheets

March 31, 2006 (Unaudited) and December 31, 2005

3

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2006 and 2005

4

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005

5

Notes to Consolidated Financial Statements

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

25

Item 4.     Controls and Procedures

25

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

27

Item 1A.  Risk Factors

27

Item 6.     Exhibits

28

SIGNATURES

29

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,054,000	$974,000
Restricted cash	763,000	1,082,000
Trade accounts receivable (less allowance for doubtful accounts of $970,000 and $917,000 at March 31, 2006 and December 31, 2005, respectively)	9,659,000	8,344,000
Inventories	8,071,000	6,563,000
Deferred income taxes	593,000	596,000
Assets held for sale	211,000	211,000
Other current assets	714,000	1,061,000
Total current assets	21,065,000	18,831,000
Property, plant and equipment, net	6,865,000	6,356,000
Deferred income taxes	405,000	405,000
Other assets	343,000	360,000
Total assets	$28,678,000	$25,952,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$4,336,000	$4,696,000
Current portion of long-term debt	886,000	740,000
Accounts payable	4,573,000	3,059,000
Payable to former preferred stockholders	86,000	196,000
Accrued expenses and other liabilities	1,606,000	1,864,000
Income taxes payable	830,000	657,000
Total current liabilities	12,317,000	11,212,000

Long-term debt, less current maturities	3,973,000	3,461,000
Deferred gain	1,035,000	1,035,000
Deferred compensation	135,000	120,000
Deferred income taxes	2,000	2,000
Total liabilities	17,462,000	15,830,000

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 2,470,770 and 2,465,772 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	25,000	25,000
Additional paid-in capital	14,467,000	14,454,000
Accumulated deficit	(3,276,000)	(4,357,000)
Total stockholders' equity	11,216,000	10,122,000
Total liabilities and stockholders' equity	$28,678,000	$25,952,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Net sales	$20,033,000	$16,592,000

Cost of sales	14,088,000	11,414,000
Gross profit	5,945,000	5,178,000

Selling, general and administrative expenses	4,135,000	3,793,000

Operating income	1,810,000	1,385,000

Other income (expense):
Interest expense	(170,000)	(139,000)
Miscellaneous income	78,000	80,000
	(92,000)	(59,000)

Income before income taxes	1,718,000	1,326,000

Income tax expense	(637,000)	(495,000)

Net income	$1,081,000	$831,000

Income per common share – basic	$0.44	$0.34

Income per common share – diluted	$0.42	$0.33

Weighted average shares outstanding – basic	2,468,241	2,413,924

Weighted average shares outstanding – diluted	2,552,685	2,501,842

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,081,000	$831,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	216,000	138,000
Amortization	10,000	12,000
Provision for doubtful accounts	186,000	143,000
Provision for deferred income taxes	3,000	24,000
Loss (gain) on disposal of fixed assets	1,000	—
Deferred compensation	15,000	15,000
Changes in operating assets and liabilities
Trade accounts receivable	(1,501,000)	(611,000)
Inventories	(1,508,000)	(198,000)
Other current assets	347,000	(45,000)
Other assets	7,000	(43,000)
Accounts payable	1,514,000	431,000
Accrued expenses and other liabilities	(258,000)	297,000
Income taxes payable	173,000	257,000
Net cash provided by operating activities	286,000	1,251,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(727,000)	(445,000)
Proceeds received from sale of property and equipment	1,000	2,000
Net cash used in investing activities	(726,000)	(443,000)

Cash flows from financing activities
Proceeds from notes payable line of credit	20,070,000	16,121,000
Repayments of notes payable line of credit	(20,430,000)	(16,981,000)
Payment to former preferred stockholders	(110,000)	—
Proceeds from issuance of long-term debt	860,000	25,000
Proceeds from exercise of stock options	13,000	50,000
Payment for cancellation of fractional shares of common stock	—	(20,000)
Repayment of long-term debt	(202,000)	(179,000)
Decrease (Increase) in restricted cash	319,000	(58,000)
Net cash provided by (used in) financing activities	520,000	(1,042,000)

Net increase (decrease) in cash and cash equivalents	80,000	(234,000)
Cash and cash equivalents, beginning of period	974,000	1,146,000
Cash and cash equivalents, end of period	$1,054,000	$912,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information:

Cash paid during the three months for interest	$169,000	$141,000

Cash paid during the three months for income taxes	$460,000	$90,000

Non-cash transactions:

Asset acquisitions financed	$—	$25,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future fiscal quarters in 2006 or for the year ended December 31, 2006. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)

Description of Business

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), and DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”), collectively the (“Company”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and company-owned distribution facilities.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix and DFH. All material intercompany transactions and balances have been eliminated.

(3)

Sale of Certain Assets and Closure of Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. (“Degussa”) and Degussa Construction Chemical Operations, Inc. (“DCCO” and collectively with Degussa, the “Purchasers”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia and also agreed to cease the manufacture of products that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications prior to December 31, 2005 (the “Degussa Sales Agreement”).

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event the Company fails to purchase a minimum of $12,000,000, it will be required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once the Company has purchased a minimum of $12,000,000,

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, the Company has deferred the gain of $1,035,000 on the Degussa Sales Agreement until it has reached the minimum purchase requirement. Subsequently, the Company will recognize the gain ratably to the extent the remaining purchase commitment is attained.

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005 and completed closure activities in the first quarter of 2006.

The closure charge against cost of sales in the third quarter of 2005 reflected an accrual of the severance payments due to employees at September 30, 2005 of $52,000, in accordance with the terms of a work force reduction plan adopted in July 2005. At December 31, 2005 and March 31, 2006 there is an accrued liability for $25,000 for estimated repair work to the facility in Kennesaw, Georgia. The accrual was recorded in selling, general and administrative expenses in the fourth quarter of 2005.

Costs incurred related to closing the facility are as follows:

	Costs Incurred for the Year Ended December 31, 2005	Costs Incurred for the Quarter Ended March 31, 2006	Total Costs Incurred
Severance expenses	$75,000	$9,000	$84,000
Dismantling of production equipment & other plant expenses	52,000	30,000	82,000
Accelerated depreciation & surplus equipment	74,000	—	74,000
Inventory write-down	25,000	—	25,000
	$226,000	$39,000	$265,000

(4)

Trade Accounts Receivable

At March 31, 2006, accounts aggregating $996,000, or approximately 9% of total gross accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $927,000 or approximately 10%, of total gross accounts receivables outstanding at December 31, 2005. Management believes the allowance for doubtful accounts at March 31, 2006 of $970,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

Accounting for doubtful accounts is uncertain because management must use judgment to assess the collectibility of these accounts. Although the Company believes the allowance for doubtful accounts is sufficient, if the financial condition of certain customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may subsequently be required that could adversely impact the Company’s consolidated statements of operations.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. Management believes the Company will continue to receive rebates from the buying group in 2006 and thereafter. However, receipt of historical levels of rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by the Company. The Company recorded vendor rebates in cost of sales of approximately $145,000 and $82,000 in the first quarter of 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the Company recorded rebates in a contra inventory account of approximately $18,000. Also at March 31, 2006 and December 31, 2005, the Company recorded amounts due from vendors in other assets of $151,000 and $346,000, respectively.

Inventories consisted of the following at:

	March 31, 2006	December 31, 2005
Raw Materials	$371,000	$400,000
Finished Goods	7,342,000	5,785,000
Packaging materials	358,000	378,000
	$8,071,000	$6,563,000

(6)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	March 31, 2006	December 31, 2005	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	1,750,000	1,718,000	10 - 40
Machinery and equipment	4,260,000	3,913,000	3 - 20
Vehicles	2,906,000	2,589,000	2 - 8
Furniture and fixtures	252,000	243,000	3 - 12
	9,727,000	9,022,000
Less accumulated depreciation	(2,862,000)	(2,666,000)
	$6,865,000	$6,356,000

(7)

Notes Payable

At March 31, 2006 and December 31, 2005, notes payable represent amounts outstanding under a line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at a variable rate of 6.739% (Libor + 2.0%) as of March 31, 2006. Additionally, Imperial is a guarantor of the subsidiaries’ notes payable. In February 2005, the line of credit was increased from $8,000,000 to $9,000,000. The maturity date is June 1, 2007 and is subject to annual renewal thereafter. Although the credit facility matures June 1, 2007, Imperial has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

At March 31, 2006, the line of credit limit available for borrowing based on eligible receivables and inventory aggregated approximately $9,000,000, of which $4,336,000 was outstanding. The average amounts

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

outstanding during the three months ending March 31, 2006 and year ending December 31, 2005 were $4,070,000 and $5,104,000, respectively. The maximum amounts outstanding at any month-end during the three months ending March 31, 2006 and year ending December 31, 2005 were $4,336,000 and $5,850,000, respectively. The effective interest rate on the line of credit was 7.02% and 7.4%, at March 31, 2006 and December 31, 2005, respectively.

In February 2006, the line of credit was amended allowing the Company to select its interest rate from either the Libor rate or the prime rate, plus the applicable margin. The margin is dependent on the ratio of consolidated funded debt to consolidated EBITDA calculated quarterly for the preceding 12 fiscal months.

(8)

Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at March 31, 2006 and 2005 of $52,000 and $117,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity during the periods ending March 31, is as follows:

	2006	2005
Beginning balance	$50,000	$87,000
Warranty provision	24,000	54,000
Warranty payments	(22,000)	(24,000)
Ending balance	$52,000	$117,000

(9)

Long-Term Debt and Current Installments of Long-Term Debt

Included in long-term debt at March 31, 2006, are six mortgage loans, collateralized by the Company’s real property, in the aggregate amount of $1,608,000, less current installments aggregating $104,000.

Other long-term debt in the aggregate amount of $3,251,000, less current installments of $782,000, relates principally to equipment financing. The notes bear interest at various annual rates ranging from approximately 3.0% to 13.4%.

(10)

Income Taxes

At March 31, 2006, the net deferred tax asset of approximately $998,000 consisted primarily of the basis differences attributable to accounts receivable, fixed assets, litigation reserve, goodwill and a deferred gain resulting from the sale of assets upon closing the manufacturing facility.

In the three months ended March 31, 2006, the Company recognized income tax expense of $637,000, compared to tax expense of $495,000, for the same period in 2005 primarily due to higher net income before taxes.

(11)

Common Stock

At March 31, 2006 and December 31, 2005, the Company had authorized 40,000,000 shares of common stock, $.01 par value per share, of which 2,470,770 and 2,465,772 shares were issued and outstanding, respectively (“Common Stock”). The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In the first three months of 2006, the Company issued 5,880 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 882 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were canceled.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of a one-for-four reverse stock split effective March 23, 2005, fractional shares aggregating 1,511 shares were cancelled in consideration of a total cash payment of approximately $3,000 to stockholders during the first quarter of 2005.

(12)

Stock-Based Compensation

The Company has two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than the fair market value of the Company’s common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date subject to vesting requirements that may be imposed on individual grants. The 1999 Plans are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of four outside directors. The Committee determines who is eligible to participate and the number of shares for which options are to be granted. A total of 225,000 and 100,000 shares are reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of March 31, 2006, options for 17,875 shares were available for future grants under the 1999 Employee Plan and no shares were available under the Directors Plan. All options have been adjusted for the one-for-four reverse stock split effective March 22, 2005, where necessary.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the 1999 Plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. In accordance with this method, the Company’s Consolidated Financial Statements for prior periods will not be restated to reflect the impact of SFAS 123R, if any. The impact from adoption of FAS 123R on the Company’s Consolidated Financial Statements is contingent on the terms of the individual awards granted.

As of December 31, 2005, all stock options were 100% vested and, as a result, will not be subject to compensation recognition required by FAS 123R beginning in January 2006. Pursuant to the 1999 Plans, all options are not exercisable for a period of six months following the date of grant to ensure compliance with the Securities and Exchange Commission regulations.

A summary of the activity and status of the 1999 Plans was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding Options at January 1, 2006	149,000	$6.24	—	—
Options Granted	—	—	—	—
Options Exercised	(5,000)	$4.37	—	—
Options Cancelled	—	—	—	—
Outstanding Options at March 31, 2006	144,000	$6.33	3.63	1,319,000
Options Exercisable at March 31, 2006	92,000	$3.09	2.85	1,138,000
Options Vested at March 31, 2006	144,000	$6.33	3.63	1,319,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2005 was $3.59. No options were granted during the three months ended March 31, 2006.

The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions for the first quarter of 2005; no expected dividend yield; expected volatility of 128.8%; risk free interest rate of 3.29%; and an expected option life of 1.75 years. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock option. The estimated expected option life is based primarily on historical employee exercise patterns.

Cash and shares of common stock received from option exercises under the 1999 plans for the three months ended March 31, 2006 and 2005 was approximately $13,000 and $50,000, respectively.

The fair value method was applied pursuant to SFAS 123R which was adopted in the first quarter of 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to account for stock-based employee compensation:

Three Months Ended
March 31, 2005
Net income available to common stockholders, as reported	$831,000
Deduct: Total stock-based employee compensation expense determined under fair value-method for all awards, net of related tax effects	45,000
Pro forma net income	$786,000
Earnings per share:
Basic as reported	$0.34
Basic pro forma	$0.33
Diluted as reported	$0.33
Diluted pro forma	$0.31

(13)

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus the additional dilutive effect of common stock equivalents outstanding during the year. The dilutive effect of options is calculated using the treasury stock method.

Below is a reconciliation between basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 (in thousands except per share amounts):

	Three Months Ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,081			$831
Basic earnings per share	$1,081	2,468	$0.44	$831	2,414	$0.34
Effect of dilutive securities:
Options	$—	85	$(0 .02)	$—	88	$(0.01)
Diluted earnings per share	$1,081	2,553	$0.42	$831	2,502	$0.33

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(14)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

The Company’s subsidiary DFH (f/k/a Acrocrete), together in four instances with affiliates of DFH and in all other instances with non-affiliated parties, are defendants in 29 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 24 of these claims and are providing a defense in the remaining five cases, for which DFH expects its carriers will eventually accept coverage.

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

On March 1, 2006, following receipt of DFH’s statutory notice, the insurance carrier, Liberty Mutual Insurance Company (“Liberty Mutual”), filed  a declaratory judgment action against DFH in federal court in the Southern District of Florida styled Liberty Mutual Insurance Company vs. DFH, Inc. et al Case No: 06-60262, in which Liberty Mutual requested the federal court declare as a matter of law that the subject insurance policy does not provide coverage for the underlying compensatory damages judgment entered against DFH in the Derck case. DFH believes Liberty Mutual’s declaratory judgment action is without merit and that the judgments are a fully insured loss under the subject Liberty Mutual insurance policies. DFH intends to vigorously defend Liberty Mutual’s declaratory judgment action and has filed a lawsuit against Liberty Mutual for payment of the judgments. Notwithstanding the Company’s dispute with Liberty Mutual over coverage, Liberty Mutual has continued to pay all attorney’s fees and costs that are being incurred on appeal of the judgment.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The five most recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

One of the cases subject to the S.I.R. has been settled. With respect to the four remaining EIFS cases, DFH’s applicable insurance carrier has accepted coverage and will pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, the Company believes that two such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, the Company believes that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. The Company believes that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

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

Legal proceedings - Non-EIFS Claims

DFH is a named defendant in six claims alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims. Of these six claims, one has no S.I.R., while the other five claims are subject to a $10,000 S.I.R.

Historically, there have been 287 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was $17,419. With the exception of one claim where DFH contributed $5,000 towards settlement in December 2005, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on the Company’s consolidated results of operations.

The Company has no reason to believe that, based on such historical experience, with the possible exception of the Derck case discussed above, the pending EIFS and non-EIFS claims which are not subject to S.I.R. limits, will not be similarly resolved and no accrual can reasonably be estimated. The estimated exposure could

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded for any of these claims. Losses and expenses in excess of insurance coverage could have a material adverse effect on the Company’s operating results and financial condition.

The Company believes that the Derck case discussed above will either be overturned on appeal or will ultimately be determined to be a fully insured loss. However, based on the current status of the case and the pending EIFS and non-EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, the Company has established a loss contingency of approximately $382,000 recorded in accrued expenses and other liabilities at March 31, 2006. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims when applicable.

Just-Rite , Premix and DFH are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above. While the Company does not believe these claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

b)

Lease Commitments

At March 31, 2006, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent in 2006 of approximately $979,000 for its current operating leases. The leases expire at various dates ranging from June 2007 to April 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

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

Just-Rite has agreed to purchase a minimum of $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. Once the Company has purchased a minimum of $12,000,000, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment.

The Company agreed to guarantee Just-Rite’s financial obligations resulting from any shortfall of the minimum purchase obligation. Through the first quarter of 2006, Just-Rite purchased an aggregate of approximately $3,332,000 of products manufactured by Degussa pursuant to the Distribution Agreement. Based on historical sales of this product and future business prospects, the Company believes Just-Rite will achieve the minimum purchases required under the Distribution Agreement, although there can be no assurance of this because of many risks and uncertainties beyond the Company’s control.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d)

System Conversion Commitments

In the first quarter of 2006, the Company initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service its customers. The project is expected to cost approximately $400,000 of which, $332,000 was financed by a commercial lender in the first quarter of 2006.

(15)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with its wholly-owned subsidiary, the Company has a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on the Company’s consolidated balance sheets at March 31, 2006 and December 31, 2005 is $86,000 and $196,000, respectively.

(16)

Settlement of Litigation and Acquisition of Assets

In September 2004, the Company completed a settlement of certain litigation against a former employee and others. At March 31, 2006 and December 31, 2005, the Company had two parcels of real estate received as part of such settlement valued at approximately $211,000 classified as assets held for sale. In the second quarter of 2006, one of these parcels was sold.

(17)

Impact of Hurricane Katrina and Wilma

In connection with Hurricanes Katrina and Wilma which hit the Southeast United States in the third and fourth quarters of 2005, the Company’s Gulfport, Mississippi and Port St. Lucie, Florida facilities incurred damages of approximately $1,002,000. Damages were primarily related to buildings and inventory.

The Company’s insurance carrier covered approximately $983,000 of the damages incurred of which $37,000 and $452,000 remained due as of March 31, 2006 and December 31, 2005, respectively, and was included in other current assets in the accompanying balance sheet.

The net charge to the Company’s financial statements in 2005 from storm related damages was approximately $19,000.

(18)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of March 31, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(19)

Related Party Transactions

The Company and its subsidiaries paid legal fees of approximately $52,000 and $45,000 in the first quarter of 2006 and 2005, respectively, to a law firm with which two directors, including the Company’s Chairman of the Board, are affiliated. Such fees were primarily for services rendered by members and associates of such law firm other than the two directors. In addition, the Company paid lease payments of approximately $24,000 for use of a distribution facility in each of the first quarters of 2006 and 2005 to the former owner of a business acquired by a Company subsidiary. The former owner is currently employed by the Company’s subsidiary. Also, the Company paid a relative of a member of management a salary of approximately $4,000 in the first quarter of 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements on Form 10-K as of and for the year ended December 31, 2005. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

General

The Company, through its subsidiaries, is engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern United States. The Company has two manufacturing facilities for its products and thirteen distribution facilities through which it markets certain of its manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond the Company’s control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to the Company, or changes in policies of the Company’s vendors that may not be favorable to the Company; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; quality of management; business abilities and judgment of personnel;  changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in the Company’s 2005 Form 10-K for a more complete description of risk factors.)

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected in future fiscal quarters or for the full year, due to any number of other factors, including the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements speak only as of the date of this document. The Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance. You should carefully consider the risks and uncertainties described below, together with all of the other information in this quarterly report on Form 10-Q and in other documents that the Company files with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s common stock could decline, and you could lose all or part of your investment in the Company’s common stock.

Overview

The Company’s net sales for the three months ended March 31, 2006 increased approximately 20.7% as compared to the same period in 2005. Demand for products sold by the Company remained strong in the first quarter of 2006 primarily due to the continuing strength in the new housing and commercial construction markets in the Company’s trade area in the Southeastern United States. Management expects the strength in new construction activity to continue to remain solid in the Company’s principal markets in 2006.

In addition, the Company has realized an increase in demand for its products in the first quarter of 2006, compared to the same period in 2005, attributed to the need to repair property damaged in the Southeastern United States impacted by Hurricanes Katrina and Wilma and will continue to do so in the foreseeable future as rebuilding efforts continue.

Although management expects the strength in new construction and rebuilding activity to remain solid in the Company’s principal markets in 2006 (absent changes in general and economic conditions), certain product shortages within the industry could become more severe and cause some shortages of raw materials, or other products purchased for resale, and adversely affect sales due to a delay of supply of Company products. In the first quarter of 2006, the Company experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, sales were lost or delayed at several of the Company’s distribution facilities.

The Company’s gross margins were lower in the first quarter of 2006 compared to the same period in 2005. The gross margins were lower in the first three months of 2006 primarily because a greater proportion of consolidated sales were represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of Company manufactured products which generally produce higher gross profit margins relative to products purchased for resale.

Selling, general and administrative expenses increased in the first quarter of 2006 compared to the same period in 2005, due primarily to higher payroll related to the servicing of the increased sales. Since a substantial portion of the Company’s costs are fixed in nature, the increase in sales and gross profit dollars in the first quarter of 2006 more than offset the increase in selling, general and administrative expenses and had a favorable impact on operating income.

Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue when the following four criteria are met:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collectibility is reasonably assured.

The Company generally recognizes revenue, net of discounts and allowances, at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are FOB shipping point.

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

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The Company’s anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements,” and “Market Risks” and “Risk Factors” appearing elsewhere in this Form 10-Q.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense would have been recognized for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. However, all outstanding stock options at December 31, 2005 are 100% vested. Additionally, compensation expense would have been recognized for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R. No stock options were issued during the first quarter of 2006.

Results of Operations

Three Months Ended March 31, 2006 compared to 2005

Net sales for the three months ended March 31, 2006 increased $3,441,000, or approximately 20.7%, compared to the same period in 2005. The increase in sales is principally due to continued strength in demand for Company products in the new housing and commercial construction markets in the Company’s principal trade areas. In addition, the Company’s new distribution facilities, located in St. Augustine, Florida (opened in May 2005), Fort

Walton Beach, Florida (opened in September 2005), and Mobile, Alabama (opened in February 2006) accounted for approximately $1,616,000, of the increase in sales in the first quarter of 2006. However, facilities located in Kennesaw, Georgia and Rainbow City, Alabama were closed in 2005, and represented net sales of approximately $1,116,000 in the first quarter of 2005, which partially off-set the amount of sales gains generated from the new facilities in 2006.

Also, a significant portion of the Company’s sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in 2005. In the first quarter of 2006, the Company’s Gulfport, Mississippi distribution facility realized a sales increase of $1,694,000 compared to the same period in 2005, primarily because of the need to repair hurricane damaged property. The Company expects to realize a continuing strong demand for its products in the Gulf Coast market as hurricane clean up and recovery efforts give way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and is believed to have caused increased demand for certain of the Company’s products in the first quarter of 2006. However, industry shortages of gypsum wallboard purchased for resale has resulted in a delay of supply of such products and has significantly impacted sales at certain of the Company’s distribution facilities that inventory and sell gypsum wallboard. Industry shortages of gypsum wallboard are expected to continue during the 2006 fiscal year and restrict sales at certain facilities.

Gross profit as a percentage of net sales in the first three months of 2006 was approximately 29.7%, compared to 31.2% in the same period of 2005. The Company’s lower gross profit margin in the first quarter of 2006 compared to the same period in 2005 was primarily due to a change in the Company’s product sales mix. A greater proportion of consolidated sales are now represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of Company manufactured products with generally higher gross profit margins relative to those products purchased for resale. In the first quarter of 2006, the sale of Company manufactured products represented approximately 15.6% of total sales as compared to approximately 36.4% for the same period in 2005. The product sales mix in the first quarter of 2006 is not expected to materially change during the year. The first quarter periods for 2006 and 2005 reflect generally similar competitive conditions in the Company’s markets for a majority of the sales of its products, although shortages for gypsum wallboard products has become more severe in the first quarter of 2006 compared to the same period in 2005.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2006 was approximately 20.6%, compared to 22.9% for the first quarter of 2005. The percentage decrease was primarily the result of fixed costs being absorbed over higher sales volume. For the three months ended March 31, 2006, selling, general and administrative expenses increased $342,000, compared to the first quarter of 2005. The increase in expenses was primarily attributable to an increase of $303,000 in payroll and related costs associated with the need for additional personnel created by the newly opened facilities and the increase in sales volume.

As noted earlier, a significant portion of the Company’s operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The increase in net sales and gross profits in the first three months of 2006 compared to the same period in 2005 had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, the Company generated operating income of $1,810,000 in the first quarter of 2006, compared to operating income of $1,385,000 in the first quarter of 2005, an increase of 30.7%.

Interest expense increased $31,000 in the first quarter of 2006, compared to the same period in 2005. The increase in interest expense was primarily due to a greater amount of debt outstanding due to the purchase of the Jacksonville, Florida distribution facility in the second quarter of 2005, as well as additional delivery equipment, in combination with higher interest rates during the first quarter of 2006 compared to the same period in 2005.

Miscellaneous income, net of expenses, remained substantially the same in the first quarter of 2006, compared to 2005.

For the three months ended March 31, 2006 the Company recognized income tax expense of $637,000, compared to income tax expense of $495,000 in the same period of 2005. The income tax rate used to calculate income tax expense in the three months ended March 31, 2006, and 2005 remained consistent.

As a result of the above factors, the Company had net income of $1,081,000, or $0.42 per diluted share, for the first three months of 2006, compared to net income of $831,000, or $0.33 per diluted share, for the first quarter of 2005.

Liquidity and Capital Resources

At March 31, 2006, the Company had working capital of approximately $8,748,000 compared to working capital of $7,619,000 at December 31, 2005. The increase in working capital was due primarily to the increase in accounts receivable and inventory associated with greater sales in the first three months of 2006 which was partially offset by an increase in accounts payable.

As of March 31, 2006, the Company had cash and cash equivalents of $1,054,000. Additionally, the Company had customer payments in the amount of $763,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced, generally resulting in greater borrowing capacity.

Sources and Uses of Cash

The Company generated approximately $286,000 of net cash from operations in the first quarter of 2006 compared to $1,251,000 in the same period in 2005. The decrease in cash flow from operations in 2006 was primarily attributable to the Company’s investment in working capital to fund inventory and accounts receivable associated with greater sales in 2006.

During the first three months of 2006, the net expenditures for investing activities were $726,000 compared to $443,000 in the same period in 2005. The increase is primarily due to purchases of delivery equipment to upgrade the fleet at the Company’s distribution facilities. These upgrades improves customer satisfaction by enhancing the Company’s job-site delivery capabilities.

In the first quarter of 2006, the Company acquired net cash of approximately $520,000 in its financing activities, compared to using net cash of $1,042,000 in 2005. This increase in cash is primarily due to issuing long-term debt of $860,000 for the purchase of delivery equipment and the computer system, as compared to issuing long-term debt of $25,000 in 2005 for delivery equipment. The line of credit had a net decrease of $360,000, compared to a net decrease of $860,000 in the previous year. Also, the Company realized a net decrease in restricted cash of $319,000, which was used to repay the line of credit.

Future Commitments and Funding Sources

At March 31, 2006, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2005. (See Notes 7, 9 and 14 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

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

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with its commercial lender. Premix and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At March 31,

2006, $4,336,000 had been borrowed against the line of credit, which bears interest at 6.74% which results in an annual interest expense of approximately $292,000. The outstanding balance under the line is subject to daily fluctuations. Based on eligible receivables and inventory, the Company had under its line of credit, total available borrowing capacity, including the amount outstanding of $4,336,000 of approximately $9,000,000 at March 31, 2006.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia who have purchased products on an unsecured open account from the Company. Accounts receivable, net of allowance, at March 31, 2006 was $9,659,000 compared to $8,344,000 at December 31, 2005. The increase in receivables of $1,315,000, or approximately 15.8%, was primarily related to increased sales and an increase in days of sales outstanding in the first quarter of 2006, as compared to the period ending December 2005.

The payable to former preferred stockholders decreased $110,000 from December 31, 2005 to March 31, 2006 as a result of certain proceeds paid to applicable state agencies during this period under state escheat laws.

The Company presently is focusing its efforts on expanding market share through opening new distribution facilities, evaluating further expansion of its manufacturing capabilities at its two manufacturing facilities, enhancing customer service, increasing operating productivity through cost controls and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $850,000 during the next twelve months to upgrade and maintain its equipment and delivery fleet to support the service capabilities of its existing facilities. The Company expects to finance approximately $600,000 of these expenditures from various lenders with the balance funded by cash derived from operations.

 In the first quarter of 2006, the Company initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service its customers. The project is expected to cost approximately $400,000 of which, $332,000 was financed by a commercial lender in the first quarter of 2006.

In February 2006, the Company opened an additional distribution facility in Mobile, Alabama, in part to satisfy current product demand resulting from property damage caused by Hurricane Katrina. The Company is currently investigating opening additional distribution facilities to increase market share and generate internal growth. The Company is considering sites in the Southeastern United States area, Central Florida and the West Coast of Florida. Opening new distribution facilities is dependent upon many factors, including assurances of product availability from the Company’s principal vendors.

In the first fiscal year ending on or after July 15, 2007, the Company expects to begin to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Implementation of SOX is inherently costly and unpredictable, making it difficult to accurately estimate the future cost associated with compliance. Future costs associated with SOX could materially and adversely affect results of operations and financial condition of the Company.  In the period ending March 31, 2006, costs associated with SOX were negligible.

Beginning March 15, 2004, the Company was forced to renew its products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if so, to not be material. While the Company does not believe the outstanding insured EIFS claims against DFH will have a material effect on the Company’s financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 14 Commitments and Contingencies.

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

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully maintain profitable operations, resolve litigation on terms favorable to the Company and meet Degussa purchasing commitments.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

The Company’s business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. The Company’s future results could be materially and adversely impacted by changes in these or other factors. (See also “Part I, Item 1.A, Risk Factors” and “Risk Factors” in the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all of the Company’s financial exposures.)

Market Risks

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company’s control. Some of these factors include interest rates, employment levels, availability of credit, real estate prices and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that the Company serves or in the economy could have a material adverse effect on the Company’s operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins and operating results.

The Company’s first quarter revenues and, to a lesser extent, the Company’s fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain or snow, will generally preclude customers from installing the Company’s products on job sites. Because much of the Company’s overhead and expense remains relatively fixed throughout the year, the Company’s profits and operating results also tend to be lower and less favorable during the first and fourth quarters. However, in view of the recent strength in general construction demand for Company products and the effect the recent hurricanes have had on product demand, it is not possible to predict if historical construction trends and sales patterns will persist in the near term due to these factors.

Exposure to Interest Rates

A majority of the Company’s debt bears interest at rates that vary with changes in market indexes. At March 31, 2006, the Company had aggregate variable rate mortgage notes of $925,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At March 31, 2006, $4,336,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products. If the interest rate increased or decreased 1%, annual interest expense would increase or decrease by approximately $53,000 based on the outstanding balance as of March 31, 2006.

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 14 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

The Company’s operating results are affected by the availability of raw materials and building material products from its vendors.

Generally, the Company’s products are obtainable from various sources and in sufficient quantities. However, the Company may experience shortages of building products as a result of unexpected demand or production difficulties, as well as transportation limitations. Any disruption in the Company’s sources of supply for raw materials or building materials could negatively impact its financial condition and results of operations. If shortages were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on the Company’s operations and a long-term adverse effect on its customer relationships and reputation if the Company were unable to obtain a sufficient allocation of products from other vendors. In addition, the Company has strategic relationships with several key vendors. In the event the Company is unable to maintain these relationships, the Company could lose some of the competitive advantages that those relationships offer, which could, in turn, adversely affect results of operations and financial condition. In the first quarter of 2006, the Company experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, the Company believes sales were lost or delayed at several of the Company’s distribution facilities.

Item 6.

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
10.1

Consolidating, Amended and Restated Financing Agreement by and between Congress Financial Corporation and Premix-Marbletite Manufacturing Co., Acrocrete, Inc., and Just-Rite Supply, Inc. dated January 28, 2000. (Incorporated by reference to Form 10-K for the year ended December 31, 1999, Exhibit 10.1)

10.2	Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)
10.4	Employee Stock Option Plan (Incorporated by reference to Form 10-K for the year ended December 31, 2000, Exhibit 10.4).
10.5	Directors Stock Option Plan (Incorporated by reference to Form 10-K for the year ended December 31, 2000, Exhibit 10.5).
10.13

Distribution Agreement between Degussa Wall Systems, Inc. and Just-Rite Supply, Inc. dated July 25, 2005, to be effective as of October 1, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.6)

10.15

Amendment No.7 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2005, Exhibit 10.15)

21	Subsidiaries of the Company.
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer

By:	/s/ STEVEN M. HEALY
Steven M. Healy
Chief Financial Officer/ Principal Accounting Officer

May 12, 2006