Form 10-Q
period 2006-06-30
IMPERIAL INDUSTRIES INC
filed 2006-08-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-7190

———————

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 Northwest 21st Street, Pompano Beach, Florida 33069-1428

(Address of principal executive offices) (Zip Code)

(954) 917-4114

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 10, 2006: 2,478,645

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Consolidated Balance Sheets

June 30, 2006 (Unaudited) and December 31, 2005

3

Consolidated Statements of Operations (Unaudited)

Six Months and Three Months Ended June 30, 2006 and 2005

4

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2006 and 2005

5

Notes to Consolidated Financial Statements

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

25

Item 4.      Controls and Procedures

26

PART II. – OTHER INFORMATION

Item 1.      Legal Proceedings

27

Item 1A.   Risk Factors

27

Item 4.      Submission of Matter to a Vote of Security Holders

28

Item 6.      Exhibits

29

SIGNATURES

30

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$943,000	$974,000
Restricted cash	874,000	1,082,000
Trade accounts receivable (less allowance for doubtful accounts of $1,108,000 and $917,000 at June 30, 2006 and December 31, 2005, respectively)	9,252,000	8,344,000
Inventories, net	8,101,000	6,563,000
Deferred income taxes	616,000	596,000
Assets held for sale	—	211,000
Other current assets	741,000	1,061,000
Total current assets	20,527,000	18,831,000
Property, plant and equipment, net	6,747,000	6,356,000
Deferred income taxes	405,000	405,000
Other assets	781,000	360,000
Total assets	$28,460,000	$25,952,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$4,955,000	$4,696,000
Current portion of long-term debt	929,000	740,000
Accounts payable	3,762,000	3,059,000
Payable to former preferred stockholders	86,000	196,000
Accrued expenses and other liabilities	1,514,000	1,864,000
Income taxes payable	64,000	657,000
Total current liabilities	11,310,000	11,212,000

Long-term debt, less current maturities	3,608,000	3,461,000
Deferred gain	1,035,000	1,035,000
Deferred compensation	150,000	120,000
Deferred income taxes	2,000	2,000
Total liabilities	16,105,000	15,830,000

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 2,476,395 and 2,465,772 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	25,000	25,000
Additional paid-in capital	14,490,000	14,454,000
Accumulated deficit	(2,160,000)	(4,357,000)
Total stockholders' equity	12,355,000	10,122,000
Total liabilities and stockholders' equity	$28,460,000	$25,952,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net sales	$40,469,000	$34,035,000	$20,436,000	$17,443,000

Cost of sales	28,518,000	23,397,000	14,430,000	11,983,000
Gross profit	11,951,000	10,638,000	6,006,000	5,460,000

Selling, general and administrative expenses	8,288,000	7,531,000	4,153,000	3,738,000

Operating income	3,663,000	3,107,000	1,853,000	1,722,000

Other income (expense):
Interest expense	(366,000)	(301,000)	(196,000)	(162,000)
Miscellaneous income	181,000	96,000	103,000	16,000
	(185,000)	(205,000)	(93,000)	(146,000)

Income before income taxes	3,478,000	2,902,000	1,760,000	1,576,000

Income tax expense	(1,281,000)	(1,060,000)	(644,000)	(565,000)

Net income	$2,197,000	$1,842,000	$1,116,000	$1,011,000

Income per common share – basic	$0.89	$0.77	$0.45	$0.42

Income per common share – diluted	$0.86	$0.73	$0.43	$0.40

Weighted average shares outstanding – basic	2,471,239	2,400,199	2,474,204	2,430,470

Weighted average shares outstanding – diluted	2,563,843	2,517,959	2,574,440	2,530,477

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,197,000	$1,842,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	455,000	323,000
Amortization	19,000	21,000
Provision for doubtful accounts	326,000	240,000
Provision for deferred income taxes	(20,000)	8,000
Loss (gain) on disposal of fixed assets	1,000	(1,000)
(Gain) on asset held for sale	(14,000)	—
Deferred compensation	30,000	30,000
Changes in operating assets and liabilities
Trade accounts receivable	(1,234,000)	(1,412,000)
Inventories	(1,538,000)	(662,000)
Other current assets	386,000	—
Other assets	(440,000)	(195,000)
Accounts payable	703,000	281,000
Accrued expenses and other liabilities	(350,000)	251,000
Income taxes payable	(593,000)	35,000
Net cash (used in) provided by operating activities	(72,000)	761,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(849,000)	(1,339,000)
Proceeds received from sale of property and equipment	1,000	2,000
Proceeds received from sale of asset held for sale	160,000	—
Net cash used in investing activities	(688,000)	(1,337,000)

Cash flows from financing activities
Proceeds from notes payable	42,596,000	34,776,000
Repayments of notes payable	(42,337,000)	(34,883,000)
Payment to former preferred stockholders	(110,000)	(11,000)
Proceeds from issuance of long-term debt	912,000	536,000
Proceeds from exercise of stock options	36,000	64,000
Payment for cancellation of fractional shares of common stock	—	(3,000)
Repayment of long-term debt	(576,000)	(360,000)
Decrease in restricted cash	208,000	256,000
Net cash provided by financing activities	729,000	375,000

Net decrease in cash and cash equivalents	(31,000)	(201,000)
Cash and cash equivalents, beginning of period	974,000	1,146,000
Cash and cash equivalents, end of period	$943,000	$945,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$365,000	$304,000

Cash paid during the six months for income taxes	$1,894,000	$895,000

Non-cash transactions:

Asset acquisitions financed	$332,000	$590,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months and the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future fiscal quarters in 2006 or for the year ended December 31, 2006. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)

Description of Business

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), and DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., collectively the (“Company”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and company-owned distribution facilities.

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

The Purchasers acquired certain of the assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). In addition, the Purchasers acquired certain of DFH’s accounts receivable outstanding as of September 30, 2005 at face value, subject to DFH’s obligation to repurchase the unpaid balances of such accounts receivable ninety (90) days thereafter. As of December 31, 2005, all accounts receivable were collected by Degussa.

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

The closure charge against cost of sales in the third quarter of 2005 reflected an accrual of the severance payments due to employees at September 30, 2005 of $52,000, in accordance with the terms of a work force reduction plan adopted in July 2005. At December 31, 2005 and June 30, 2006 there is an accrued liability for $25,000 for estimated repair work to the facility in Kennesaw, Georgia. The accrual was recorded in selling, general and administrative expenses in the fourth quarter of 2005.

Costs incurred related to closing the facility are as follows:

	Costs Incurred for the Year Ended December 31, 2005	Costs Incurred for the Six Months Ended June 30, 2006	Total Costs Incurred
Severance expenses	$75,000	$9,000	$84,000
Dismantling of production equipment & other plant expenses	52,000	30,000	82,000
Accelerated depreciation & surplus equipment	74,000	—	74,000
Inventory write-down	25,000	—	25,000
	$226,000	$39,000	$265,000

(4)

Trade Accounts Receivable

At June 30, 2006, accounts aggregating $1,288,000 or approximately 12.6% of total gross accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $927,000 or approximately 10%, of total gross accounts receivables outstanding at December 31, 2005. Management believes the allowance for doubtful accounts at June 30, 2006 of $1,108,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. Management believes the Company will continue to receive rebates from the buying group in 2006 and thereafter. However, receipt of historical levels of rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by the Company. The Company recorded vendor rebates in cost of sales of approximately $275,000 and $176,000 in the first six months of 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, the Company recorded rebates in a contra inventory account of approximately $37,000 and $18,000, respectively. Also at June 30, 2006 and December 31, 2005, the Company recorded amounts due from vendors in other assets of $299,000 and $346,000, respectively.

Inventories, net, consisted of the following at:

	June 30, 2006	December 31, 2005

Raw Materials	$441,000	$400,000
Finished Goods	7,258,000	5,785,000
Packaging materials	402,000	378,000
	$8,101,000	$6,563,000

(6)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	June 30, 2006	December 31, 2005	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	1,762,000	1,718,000	10-40
Machinery and equipment	4,330,000	3,913,000	3-20
Vehicles	2,913,000	2,589,000	2-8
Furniture and fixtures	273,000	243,000	3-12
	9,837,000	9,022,000
Less accumulated depreciation	(3,090,000)	(2,666,000)
	$6,747,000	$6,356,000

(7)

Notes Payable

At June 30, 2006 and December 31, 2005, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at a variable rate (Libor + 2.0%), which is 7.22% as of June 30, 2006. Imperial is a guarantor of the subsidiaries’ notes payable. The maturity date of the line of credit is June 1, 2007 and is subject to annual renewal thereafter.

At June 30, 2006, the amount available for borrowing under the $9,000,000 line of credit based on eligible receivables and inventory, of which $4,955,000 was outstanding, was $4,045,000. The average amounts outstanding during the six months ending June 30, 2006 and year ending December 31, 2005 were $4,455,000 and $5,104,000, respectively. The maximum amounts outstanding at any month-end during the six months ending June 30, 2006 and year ending December 31, 2005 were $5,077,000 and $5,850,000, respectively. The effective interest rate on the line of credit was 7.04% and 7.4%, for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2006, the line of credit was amended to allow the Company to select its interest rate from either the Libor rate or the prime rate, plus the applicable margin. The margin is dependent on the ratio of consolidated funded debt to consolidated EBITDA calculated quarterly for the preceding 12 fiscal months.

(8)

Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at June 30, 2006 and 2005 of $53,000 and $91,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity during the six months and three months ending June 30, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$50,000	$87,000	$52,000	$117,000
Warranty provision	38,000	53,000	14,000	(1,000)
Warranty payments	(35,000)	(49,000)	(13,000)	(25,000)
Ending balance	$53,000	$91,000	$53,000	$91,000

(9)

Long-Term Debt

Included in long-term debt at June 30, 2006, are six mortgage loans, collateralized by the Company’s real properties. The aggregate outstanding balances on such mortgage loans are $1,420,000, less current installments aggregating $117,000.

Other long-term debt in the aggregate amount of $3,117,000, less current installments of $812,000, relates principally to equipment financing. The notes bear interest at various annual rates ranging from approximately 3.0% to 13.4%.

(10)

Income Taxes

At June 30, 2006, the net deferred tax asset of approximately $1,021,000 consisted primarily of the basis differences attributable to accounts receivable, fixed assets, litigation reserve, goodwill and a deferred gain resulting from the sale of assets upon closing a manufacturing facility.

In the six months and three months ended June 30, 2006, the Company recognized income tax expense of $1,281,000 and $644,000, respectively, compared to income tax expense of $1,060,000 and $565,000, for the same periods in 2005 primarily due to higher income before taxes.

(11)

Common Stock

At June 30, 2006 and December 31, 2005, the Company had authorized 40,000,000 shares of common stock, $.01 par value per share, of which 2,476,395 and 2,465,772 shares were issued and outstanding, respectively (“Common Stock”). The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In the first six months of 2006, the Company issued 11,505 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 882 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were canceled.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)

Stock-Based Compensation

Prior to May 25, 2006, the Company had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than the fair market value of the Company’s common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date subject to vesting requirements that may be imposed on individual grants. A total of 225,000 and 100,000 shares are reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of June 30, 2006, options for 17,875 shares were available for future grants under the Employee Plan and no shares were available under the Directors Plan.

On May 25, 2006, Company stockholders approved the Company’s 2006 Stock Award and Incentive Plan (the “2006 Plan”) at the Company’s Annual Meeting of Stockholders. The 2006 Plan includes the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units, (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (vii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards.  In addition, the remaining 17,875 shares available under the 1999 Employee plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards.   The 2006 Plan replaces the 1999 Plans for future awards, including awards to Directors.  The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of four outside directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Prior to January 1, 2006, under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the 1999 Plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the activity and status of the 1999 Plans was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding Options at January 1, 2006	149,000	$6.24	—	—
Options Granted	—	—	—	—
Options Exercised	(11,000)	$4.26	—	—
Options Cancelled	—	—	—	—
Outstanding Options at June 30, 2006	138,000	$6.47	3.12	1,407,000
Options Exercisable at June 30, 2006	138,000	$6.47	3.12	1,407,000
Options Vested at June 30, 2006	138,000	$6.47	3.12	1,407,000

No options were granted during the six months ended June 30, 2006 under the 1999 or 2006 Plans.

The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions for the first six months of 2005; no expected dividend yield; expected volatility of 128.8%; risk free interest rate of 3.29%; and an expected option life of 1.75 years. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock option. The estimated expected option life is based primarily on historical employee exercise patterns.

Cash and the fair market value of shares of common stock received from option exercises under the 1999 plans for the six months ended June 30, 2006 was approximately $49,000 as compared to $88,000 for the same period in 2005.

The fair value method was applied pursuant to SFAS 123R which was adopted in the first quarter of 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to account for stock-based employee compensation in 2005:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income available to common stockholders, as reported	$1,842,000	$1,011,000
Deduct: Total stock-based employee compensation expense determined under fair value-method for all awards, net of related tax effects	(88,000)	(42,000)
Pro forma net income	$1,754,000	$969,000
Earnings per share:
Basic as reported	$0.77	$0.42
Basic pro forma	$0.73	$0.40
Diluted as reported	$0.73	$0.40
Diluted pro forma	$0.70	$0.38

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Below is a reconciliation between basic and diluted earnings per common share for the six months and three months ended June 30, 2006 and 2005 (in thousands except per share amounts):

	Six Months Ended June 30,
		2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$2,197			$1,842
Basic earnings per share	$2,197	2,471	$0.89	$1,842	2,400	$0.77
Effect of dilutive securities:
Options		93	$0.03		118	$0.04
Diluted earnings per share	$2,197	2,564	$0.86	$1,842	2,518	$0.73

	Three Months Ended June 30,
		2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,116			$1,011
Basic earnings per share	$1,116	2,474	$0.45	$1,011	2,430	$0.42
Effect of dilutive securities:
Options		100	$0.02		100	$0.02
Diluted earnings per share	$1,116	2,574	$0.43	$1,011	2,530	$0.40

(14)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

EIFS Claims

The Company’s subsidiary DFH (f/k/a Acrocrete), together in four instances with affiliates of DFH and in all other instances with non-affiliated parties, are defendants in 27 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 17 of these claims and are providing a defense in the remaining nine cases, for which DFH expects its carriers will eventually accept coverage.

In one other pending EIFS claim, DFH is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from DFH for moisture damages allegedly caused by DFH’s EIFS products. DFH was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. The Company’s insurance carrier provided a defense and accepted coverage under a reservation of rights.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On January 26, 2006, DFH filed notices of appeal of the underlying judgments.  On August 8, 2006, the appellate court, in a per curiam decision, reversed the lower court’s judgments and remanded the case for a new final hearing. The decision of the appellate court is not final until time expires to file a motion for re-hearing, which re-hearing the Company believes, based upon the appellate court’s order will not be granted, upon which the circuit court’s judgments will have no further force and effect.  The Company has always maintained that the Dercks’ claims are without merit, and if this matter proceeds to a new final hearing, the Company will vigorously defend its positions.

Subsequent to the filing of the notice of appeal and as a direct result of the insurance carrier’s failure to pay the judgments, DFH filed a notice with the Florida Department of Insurance which is required to commence the statutory waiting period before DFH is permitted to file suit against the insurance carrier for failure to pay the judgments entered in the Derck case. The insurance carrier has never contested its obligation to pay $53,231 of the costs judgment.

On March 1, 2006, following receipt of DFH’s statutory notice, the insurance carrier, Liberty Mutual Insurance Company (“Liberty Mutual”), filed  a declaratory judgment action against DFH in federal court in the Southern District of Florida styled Liberty Mutual Insurance Company vs. DFH, Inc. et al Case No: 06-60262, in which Liberty Mutual requested the federal court declare as a matter of law that the subject insurance policy does not provide coverage for the underlying compensatory damages judgment entered against DFH in the Derck case.  The federal court had not yet ruled on the matter prior to the entry of the appellate court August 8, 2006 decision.  DFH believes Liberty Mutual’s declaratory judgment action is without merit and that the judgments are a fully insured loss under the subject Liberty Mutual insurance policies.  DFH intends to vigorously defend Liberty Mutual’s declaratory judgment action and has filed a lawsuit against Liberty Mutual for payment of the judgments. The Company does not yet know what the effect the August 8, 2006 appellate court decision will have on the declaratory judgment action.  Notwithstanding the Company’s dispute with Liberty Mutual over coverage, Liberty Mutual has paid all attorney’s fees and costs that were incurred on appeal of the judgments.

The seven most recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

One of the cases subject to the S.I.R. has been settled. With respect to the six remaining EIFS cases, DFH’s applicable insurance carrier has accepted coverage and will pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, the Company believes that four such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, the Company believes that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. The Company believes that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Non-EIFS Claims

DFH is a named defendant in eight claims alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims. Of these eight claims, one has no S.I.R., while the other seven claims are subject to a $10,000 S.I.R.

General

Historically, there have been 292 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was $18,306. With the exception of one claim where DFH contributed $5,000 towards settlement in December 2005, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on the Company’s consolidated results of operations.

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

Based on the previous status of the Derck case and the pending EIFS and non-EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, the Company previously established a loss contingency of approximately $376,000 recorded in accrued expenses and other liabilities at June 30, 2006. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims when applicable.

Just-Rite, Premix and DFH are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above. While the Company does not believe these claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

b)

Lease Commitments

At June 30, 2006, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent in 2006 of approximately $1,096,000 for its current operating leases. The leases expire at various dates ranging from June 2007 to April 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company agreed to guarantee Just-Rite’s financial obligations resulting from any shortfall of the minimum purchase obligation. Through the first six months of 2006, Just-Rite purchased an aggregate of approximately $5,876,000 of products manufactured by Degussa pursuant to the Distribution Agreement. Based on historical sales of this product and future business prospects, the Company believes Just-Rite will achieve the minimum purchases required under the Distribution Agreement, although there can be no assurance of this because of many risks and uncertainties beyond the Company’s control.

d)

System Conversion Commitments

In the first six months of 2006, the Company initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service its customers. The project is expected to cost approximately $435,000 of which, $332,000 was financed by a commercial lender in the first six months of 2006.  As of June 30, 2006, the Company has capitalized $338,000 of costs related to this conversion.  These costs are classified as other assets in the accompanying balance sheet. Rollout of this new system will begin in July, 2006, at which time depreciation will commence.

(15)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with its wholly-owned subsidiary, the Company has a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on the Company’s consolidated balance sheets at June 30, 2006 and December 31, 2005 is $86,000 and $196,000, respectively.

(16)

Settlement of Litigation and Acquisition of Assets

In September 2004, the Company completed a settlement of certain litigation against a former employee and others. At December 31, 2005, the Company had two parcels of real estate received as part of such settlement valued at approximately $211,000 classified as assets held for sale. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain, leaving one remaining parcel held for resale valued at $66,000, classified in other assets at June 30, 2006.

(17)

Impact of Hurricane Katrina and Wilma

In connection with Hurricanes Katrina and Wilma which hit the Southeast United States in the third and fourth quarters of 2005, the Company’s Gulfport, Mississippi and Port St. Lucie, Florida facilities incurred damages of approximately $1,002,000. Damages were primarily related to buildings and inventory.

The Company’s insurance carrier covered approximately $983,000 of the damages incurred of which none remained due as of June 30, 2006 and $452,000 was due at December 31, 2005 which was included in other current assets in the accompanying 2005 balance sheet.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The net charge to the Company’s financial statements in 2005 from storm related damages was approximately $19,000.

(18)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of June 30, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

(19)

Related Party Transactions

The Company and its subsidiaries paid legal fees of approximately $123,000 and $72,000 in the six months and three months ended June 30, 2006, as compared to $73,000 and $28,000, respectively, for the same periods in 2005, to a law firm with which two directors, including the Company’s Chairman of the Board, are affiliated. Such fees were for services rendered by members and associates of such law firm other than the two directors. In addition, the Company paid lease payments of approximately $47,000 and $23,000 in the six months and three months ended June 30, 2006, as compared to $47,000 and $23,000, respectively, for the same periods in 2005, for use of a distribution facility to the former owner of a business acquired by a Company subsidiary. The former owner is currently employed by the Company’s subsidiary. Also, the Company employs a relative of a member of management and paid a salary of approximately $7,000 and $4,000 in the six months and three months ending June 30, 2006, as compared to zero in the same periods in 2005.

(20)

Subsequent Event

Subsequent to June 30, 2006, the Company filed with the Secretary of State of Delaware an Amendment to its Certificate of Incorporation decreasing the authorized shares of capital stock from 45,000,000 to 12,000,000, of which 10,000,000 shares are designated common stock $.01 par value and 2,000,000 shares are designated as preferred stock $.01 par value.  The Amendment was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders held on May 25, 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements on Form 10-K as of and for the year ended December 31, 2005. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company” refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

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

The Company business is related primarily to the level of construction activity in the Southeastern United States, particularly the States of Florida, Georgia, Mississippi and Alabama. The majority of the Company’s products are sold to contractors, subcontractors and building materials dealers located principally in these states who provide building materials for the construction and renovation of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding, among other things. Although general construction activity has been strong in the Southeastern United States during the last several years, the duration of recent economic conditions and the magnitude of their effect on the construction industry are uncertain and cannot be predicted.

During the second quarter of 2006, residential construction demand has been impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods.  Applications for building permits for new residential units, considered a strong sign for future construction activity, have declined in Florida for the first six months of 2006 compared to the same period in 2005.  Building permits for new residential units have increased in the Company’s markets located in Mississippi and Alabama and residential construction activity is expected to remain strong due to the rebuilding activities in areas impacted by Hurricane Katrina.

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

These risks are not exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. The Company cannot predict such risks nor can the Company assess the impact, if any, of such risks on its business or the extent to which any risk, or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected in future fiscal quarters or for the full year, due to any number of other factors, including the effect weather can have on construction activity. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements speak only as of the date of this document. The Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance. Investors should carefully consider the risks and uncertainties described below, together with all of the other information in this quarterly report on Form 10-Q and in other documents that the Company files with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s common stock could decline, and investors could lose all or part of their investment in the Company’s common stock.

Overview

The Company’s net sales for the six and three months ended June 30, 2006 increased approximately 18.9% and 17.2%, respectively, as compared to the same periods in 2005. Demand for products sold by the Company remained strong in the first six months of 2006 primarily due to the strength in the new housing and commercial construction markets in a number of the Company’s trade areas in the Southeastern United States. In addition, the Company realized an increase in demand for its products in the first six months and second quarter of 2006, compared to the same periods in 2005, attributed to the need to repair property damaged in the Southeastern United States impacted by Hurricanes Katrina and Wilma and expect such demand to be strong in the foreseeable future primarily in the Gulf Coast region as rebuilding efforts continue.

During the second quarter of 2006, residential construction demand was adversely impacted by higher interest rates, an increase in available inventory of new and existing homes and a moderation in general economic conditions as compared to prior periods.  Applications for building permits for new residential units, considered a strong sign for future construction activity, declined in Florida during the first six months of 2006 compared to the same period in 2005 and such decline may continue for the remainder of the fiscal year.  In the first six months of 2006, the Company experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, the Company believes sales were lost or delayed at several of the Company’s distribution facilities.  However, recent reports that residential construction activity appears to be declining throughout the United States suggest that industry shortages of gypsum wallboard may cease in the near future and thereby allow the Company to fully meet customer demand.

The Company’s gross margins were lower in the first six months and second quarter of 2006 compared to the same periods in 2005, primarily because a greater proportion of consolidated sales were represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of Company manufactured products which generally produce higher gross profit margins.  Additionally, increases in raw material costs, in combination with higher freight costs, had a negative effect on the gross margins of Company manufactured products in 2006.

Selling, general and administrative expenses increased in the first six months and second quarter of 2006 compared to the same periods in 2005, due primarily to higher payroll and other operating costs related to the servicing of increased sales from new and existing facilities. Since a substantial portion of the Company’s costs are fixed in nature, the increase in sales and gross profit dollars in the first six months and second quarter of 2006 more than offset the increase in selling, general and administrative expenses, and had a favorable impact on operating income.

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

Inventory Valuation

The Company values inventories at the lower of cost or market using the first-in, first-out (FIFO) method. The Company will record provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, the Company’s financial condition, results of operations and cash flow could be adversely affected.

Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such action, the Company uses its best judgment to determine if it is probable that the Company will incur an expense related to the settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In general, all legal fees are expensed as incurred, however, the Company accrues legal fees and a loss contingency when it believes a loss is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The Company’s anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements,” and “Market Risks” and “Risk Factors” appearing elsewhere in this Form 10-Q.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant. No stock options were issued during the first six months of 2006.

Results of Operations

Six Months and Three Months Ended June 30, 2006 compared to 2005

Net sales for the six months and three months ended June 30, 2006 increased $6,434,000 and $2,993,000, or approximately 18.9% and 17.2%, respectively, compared to the same periods in 2005. The increase in sales was principally due to strength in demand for Company products in the new housing and commercial construction markets in the Company’s principal trade areas. In addition, the Company’s new distribution facilities, located in St. Augustine, Florida (opened in May 2005), Fort Walton Beach, Florida (opened in September 2005), and Mobile, Alabama (opened in February 2006) accounted for approximately $3,785,000 and $2,169,000, of the increase in sales in the six months and three months ended June 30, 2006, respectively. Facilities located in Kennesaw, Georgia and Rainbow City, Alabama were closed in 2005, and represented net sales of approximately $2,570,000 and $1,481,000 in the six months and three months ended June 30, 2005, respectively, partially off-setting the amount of sales gains generated from the new facilities in 2006.

A significant portion of the Company’s sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in August 2005. In the six months and three months ended June 30, 2006, the Company’s Gulfport, Mississippi distribution facility realized a sales increase of $3,043,000 and $1,349,000, respectively, as compared to the same periods in 2005, primarily because of the need to repair hurricane damaged property. The Company expects to realize a continuing strong demand for its products in the Gulf Coast region as hurricane clean up and recovery efforts have given way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and has caused increased demand for certain of the Company’s products in the first six months and second quarter of 2006.  During the first six months of 2006, industry shortages of gypsum wallboard purchased for resale resulted in a delay of supply of such products and the Company believes sales were lost or delayed at certain of the Company’s distribution facilities (namely Gulfport, Mississippi, and Tallahassee and Panama City, Florida) that inventory and sell gypsum wallboard.  Recent reports that residential construction activity appears to be declining throughout the United States suggest that industry shortages of gypsum wallboard may cease in the near future and thereby allow the Company to fully meet customer demand.

During the second quarter of 2006, residential construction demand was adversely impacted by higher interest rates, an increase in available inventory of new and existing homes and a moderation in general economic conditions as compared to prior periods.  Applications for building permits for new residential units, considered a strong sign for future construction activity, have declined approximately 11.3% in Florida during the first six months of 2006 compared to the same period in 2005.  Construction activity in the Company’s markets located in Mississippi and Alabama, which represent approximately 24% of the Company’s sales for the six months ending June 30, 2006, continue to benefit from rebuilding activities in areas impacted by Hurricane Katrina and are expected to remain solid.

Gross profit as a percentage of net sales in the first six months and second quarter of 2006 was approximately 29.5% and 29.4%, respectively, as compared to 31.3% for the same periods of 2005. The Company’s lower gross profit margins were primarily due to a change in the Company’s product sales mix. A greater proportion of consolidated sales are now represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of Company manufactured products with generally higher gross profit margins. In the first six months and second quarter of 2006, the sale of Company manufactured products represented approximately 23.6% and 25.1% of total sales as compared to approximately 38.1% and 39.8%, respectively, for the same periods in 2005. The product sales mix in the first six months and second quarter of 2006 is not expected to materially change during the remainder of 2006. Additionally, increases in raw material costs, in combination with higher freight costs, had a negative effect on the gross margins of Company manufactured products in 2006. The first six months and second quarter periods for 2006 and 2005 reflect generally similar competitive conditions in the Company’s markets for a majority of the sales of its products.

Selling, general and administrative expenses as a percentage of net sales for the first six months and second quarter of 2006 was approximately 20.5% and 20.3%, respectively, compared to 22.1% and 21.4 % for the first six months and second quarter of 2005. The percentage decrease was primarily the result of fixed costs being absorbed over higher sales volume. For the six months and three months ended June 30, 2006, selling, general and administrative expenses increased $757,000 and $415,000, respectively, compared to the same periods of 2005. The increase in expenses for the first six months of 2006 was primarily attributable to an increase of $466,000 in payroll and related costs, a $132,000 increase in depreciation expense, both associated with the need for additional resources created by the newly opened facilities and the increase in sales volumes, a $42,000 increase in maintenance expenses and a $37,000 increase in professional fees.  For the three months ended June 30, 2006, the increase in selling, general and administrative expenses compared to the same period in 2005 was principally due to an increase of $175,000 in payroll costs, a $73,000 increase in depreciation expense, an $84,000 increase in insurance expense and a $65,000 increase in professional fees.

As noted earlier, a significant portion of the Company’s operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The increase in net sales and gross profits in the first six months and three months of 2006 compared to the same periods in 2005 had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, the Company generated operating income of $3,663,000 and $1,853,000 in the first six months and second quarter of 2006, compared to operating income of $3,107,000 and $1,722,000 in the same periods of 2005, an increase of 17.9% and 7.6%, respectively.

Interest expense increased $65,000, and $34,000 in the first six months and second quarter of 2006, compared to the same periods in 2005. The increase in interest expense was primarily due to a greater amount of debt outstanding due to the purchase of the formerly leased Jacksonville, Florida distribution facility, as well as additional delivery equipment, in combination with higher interest rates during the first six months and second quarter of 2006 compared to the same periods in 2005.

Miscellaneous income, net of expenses, increased $85,000 and $87,000, in the first six months and second quarter of 2006, compared to the same periods in 2005.  The increase in miscellaneous income was primarily due to the receipt of $63,000 in proceeds from the Company’s insurance carrier for damages the Company sustained from Hurricane Wilma in 2005.

For the six months and three months ended June 30, 2006 the Company recognized income tax expense of $1,281,000 and $644,000, respectively, compared to income tax expense of $1,060,000 and $565,000 in the same periods of 2005. The income tax rate used to calculate income tax expense in the six months and three months ended June 30, 2006, and 2005 remained consistent.

As a result of the above factors, the Company had net income of $2,197,000 and $1,116,000, or $0.86  and $0.43 per diluted share, for the first six months and three months of 2006, compared to net income of $1,842,000 and $0.73, or $1,011,000 and $0.40 per diluted share, respectively, for the first six months and second quarter of 2005.

Liquidity and Capital Resources

At June 30, 2006, the Company had working capital of approximately $9,217,000 compared to working capital of $7,619,000 at December 31, 2005. The increase in working capital was due primarily to the increase in accounts receivable and inventory associated with greater sales in the first six months of 2006 which was partially offset by an increase in accounts payable.

As of June 30, 2006, the Company had cash and cash equivalents of $943,000. Additionally, the Company had customer payments in the amount of $874,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced, generally resulting in greater borrowing capacity.

Sources and Uses of Cash

The Company used net cash of approximately $72,000 in its operations in the six months ended June 30, 2006, compared to generating net cash of $761,000 in the same period in 2005. The decrease in cash flow from operations in the first six months of 2006 was primarily attributable to the Company’s investment in working capital to fund inventory and accounts receivable associated with greater sales in 2006.

During the first six months of 2006, the net expenditures for investing activities were $688,000 compared to $1,337,000 in the same period in 2005. The decrease in expenditures in 2006 compared to 2005 is primarily due to two factors.  In the first six months of 2005, the Company purchased its formerly leased distribution facility in Jacksonville, Florida and completed the funding for the Company’s manufacturing plant modernization project located at Winter Springs, Florida.  These expenditures in combination with purchases of delivery vehicles were greater in 2005 than expenditures in 2006 for additional delivery equipment and the purchase of a new computer system.

In the first six months of 2006, the Company acquired net cash of approximately $729,000 in its financing activities, compared to $375,000 in 2005. This increase in cash is primarily due to issuing long-term debt of $912,000 for the purchase of delivery equipment and the computer system, as compared to issuing long-term debt of $536,000 in 2005 for the purchase of a distribution facility and additional delivery equipment. The line of credit had an increase of $259,000, compared to a net decrease of $107,000 in the previous year.  Payments of long-term debt aggregated $576,000 and $360,000 in 2006 and 2005, respectively.

Future Commitments and Funding Sources

At June 30, 2006, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2005. (See Notes 7, 9 and 14 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

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

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with its commercial lender. Premix and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At June 30, 2006, $4,955,000 had been borrowed against the line of credit, which bears interest at a variable rate based on Libor plus 2%, 7.22% at June 30, 2006, which results in an annual estimated interest expense of approximately $358,000. The outstanding balance under the line is subject to daily fluctuations. Based on eligible receivables and inventory, the Company had, total available borrowing capacity on the line of credit (including the amount outstanding of $4,955,000), of approximately $9,000,000 at June 30, 2006.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia who have purchased products on an unsecured open account from the Company. Accounts receivable, net of allowance, at June 30, 2006 was $9,252,000 compared to $8,344,000 at December 31, 2005. The increase in receivables of $908,000, or approximately 10.9%, was primarily related to an increase in days of sales outstanding in the first six months of 2006, as compared to the same period ending December 2005, due to some slowness in payments by certain customers.  Accordingly, the allowance for doubtful accounts has increased from $917,000 at December 31, 2005 to $1,108,000 at June 30, 2006.

The payable to former preferred stockholders decreased $110,000 from December 31, 2005 to June 30, 2006 as a result of certain proceeds paid to applicable state agencies during this period under state escheat laws.

The Company presently is focusing its efforts on expanding market share through opening new distribution facilities, evaluating further expansion of its manufacturing capabilities at its two manufacturing facilities, enhancing customer service, increasing operating productivity through cost controls and improving working capital. The Company expects to incur various capital expenditures aggregating approximately $950,000 during the next twelve months to establish and maintain its equipment and delivery fleet to support the service capabilities of its new and existing facilities. The Company expects to finance approximately $750,000 of these expenditures from various lenders with the balance funded by cash derived from operations.

In the first six months of 2006, the Company initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service its customers. The project is expected to cost approximately $435,000 of which, $332,000 was financed by a commercial lender in the first quarter of 2006.  Subsequent to June 30, 2006, the Company will begin to incur operating expenses for the new system once it is implemented.

In February 2006, the Company opened a distribution facility in Mobile, Alabama, to build market share and to satisfy current product demand resulting from property damage caused by Hurricane Katrina. In August 2006, the Company opened an additional distribution facility in Brooksville, Florida.  The Company is currently investigating opening additional distribution facilities to increase market share and generate internal growth in the Southeastern United States area, particularly Central Florida and its coastal areas. Opening new distribution facilities is dependent upon many factors, including assurances of product availability from the Company’s principal vendors.

The Company expects to begin to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) in fiscal 2007. Implementation of SOX is inherently costly and unpredictable, making it difficult to accurately estimate the future cost associated with compliance. Future costs associated with SOX could materially and adversely affect results of operations and financial condition of the Company.

Beginning March 15, 2004, the Company was forced to renew its products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if so, to not be material. While the Company does not believe the outstanding insured EIFS claims against DFH will have a material effect on the Company’s financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 14 to the accompanying consolidated financial statements “Commitments and Contingencies”.

In connection with the Degussa Sales Agreement, the Company ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005. Ceasing manufacture of Acrocrete products for which the Company was not able to obtain insurance for EIFS exposure is expected to reduce the Company’s litigation risk for that product line in the future. In addition, Just-Rite entered into a Distribution Agreement with Degussa, in which Degussa has agreed to indemnify Just-Rite against any product liability claims for products manufactured by Degussa and sold through Just-Rite.

The Company believes its cash on hand, estimated future cash flow, and the maintenance of its borrowing arrangement with its commercial lender will provide sufficient cash to meet current obligations for its operations and support the cash requirements of its capital expenditure programs. In the event the Company elects to accelerate its expansion activities, it may seek additional financing from other sources. There can be no assurance that any such financing will be available or that the Company could obtain any such financing on terms suitable to the Company.

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

Market Risks

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company’s control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that the Company serves or in the economy could have a material adverse effect on the Company’s operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins and operating results.

The Company’s first quarter revenues and, to a lesser extent, the Company’s fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain, will generally preclude customers from installing the Company’s products on job sites. Because much of the Company’s overhead and expense remains relatively fixed throughout the year, the Company’s profits and operating results also tend to be lower and less favorable during the first and fourth quarters. However, in view of the recent trends in general construction demand for Company products and the effect the recent hurricanes have had on product demand, it is not possible to predict if historical construction trends and sales patterns will persist in the near term due to the inherent uncertainty of these factors.

Exposure to Interest Rates

A majority of the Company’s debt bears interest at rates that vary with changes in market indexes. At June 30, 2006, the Company had aggregate variable rate mortgage notes of $906,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At June 30, 2006, $4,955,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products. If the interest rate increased or decreased 1%, annual interest expense would increase or decrease by approximately $59,000 based on the outstanding balance as of June 30, 2006.

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

The Company’s business is dependent on demand for construction, renovation and repair of residential and commercial buildings. Such demand is influenced by changes in the overall condition of the U. S. economy including interest rates, job formation, consumer confidence and other important factors.

The building products industry is cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the residential and commercial construction markets. Prices for the Company’s products and services are affected by overall supply and demand in the market for its products and for its competitors’ products. In particular, market prices of building products historically have been volatile and cyclical, and the Company, like other companies, may have limited ability to control the timing and amount of pricing changes for products. Future economic downturns could result in prolonged periods of weak demand or excess supply which could negatively affect the Company’s revenues and margins and adversely affect its liquidity, financial condition and operating results.

The markets the Company serves, including, principally the residential housing and commercial construction markets, are significantly affected by the increase or decrease of interest rates. Significantly higher interest rates could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond the Company’s control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since the Company’s operations occur in a variety of geographic markets in the Southeast United States, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations could have a material adverse effect on its business, financial condition and operating results.  Recently, residential construction demand has been impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes.  For example, applications for building permits for new residential units, considered a strong sign for future construction activity, declined in Florida for the first six months of 2006 compared to the same period in 2005.  Construction activity in the Company’s markets located in Mississippi and Alabama, benefiting from rebuilding activities in areas impacted by Hurricane Katrina, are expected to remain strong.

The Company’s operating results are affected by the availability of raw materials and building material products from its vendors.

Generally, the Company’s products are obtainable from various sources and in sufficient quantities. However, the Company may experience shortages of building products as a result of unexpected demand or production difficulties, as well as transportation limitations. Any disruption in the Company’s sources of supply for raw materials or building materials could negatively impact its financial condition and results of operations. If shortages were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on the Company’s operations and a long-term adverse effect on its customer relationships and reputation if the Company were unable to obtain a sufficient allocation of products from other vendors. In addition, the Company has strategic relationships with several key vendors. In the event the Company is unable to maintain these relationships, the Company could lose some of the competitive advantages that those relationships offer, which could, in turn, adversely affect results of operations and financial condition. In the first six months of 2006, the Company experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, the Company believes sales were lost or delayed at several of the Company’s distribution facilities.  However, recent reports that residential construction activity appears to be declining throughout the United States suggest that industry shortages of gypsum wallboard may cease in the near future and thereby allow the Company to fully meet customer demand.

Item 4.

Submission of Matter to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Shareholders on May 25, 2006 (the “Annual Meeting”).

At the Annual Meeting, the Company’s shareholders voted on the election of Class II directors, an Amendment to the Certificate of Incorporation to decrease the authorized shares of capital stock from 45,000,000 to 12,000,000, of which 10,000,000 shares shall be designated common stock and 2,000,000 shares shall be designated preferred stock, and the adoption of the 2006 Stock Award and Incentive Plan which would make 150,000 new shares of common stock available for equity awards.

(a)

The Class II directors were elected at the Annual Meeting with the votes as indicted below:

	For	Withhold
Milton J. Wallace	2,172,336	25,876
Morton L. Weinberger	2,089,896	108,316

S. Daniel Ponce, Lisa M. Brock, Howard L. Ehler, Jr. and Nadine Gramling each continue to serve as directors and were not up for election at the 2006 Annual Meeting.

(b)

The Amendment to the Certificate of Incorporation was approved by the following votes:

For	2,153,569
Against	39,238
Abstain	5,405

(c)

The adoption of the 2006 Stock Award and Incentive Plan was approved by the following votes:

For	751,074
Against	94,638
Abstain	11,195

Item 6.

Exhibits

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
*3.5	Amendment to Certificate of Incorporation of the Company.
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

10.7

Amendment No.7 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2005, Exhibit 10.15)

10.8	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2006).
21	Subsidiaries of the Company.
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer

By:	/s/ STEVEN M. HEALY, CPA
Steven M. Healy, CPA
Chief Financial Officer/ Principal Accounting Officer

August 14, 2006