Form 10-Q
period 2006-09-30
IMPERIAL INDUSTRIES INC
filed 2006-11-13
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

3790 Park Central Boulevard North, Pompano Beach FL 33064

(Address of principal executive offices) (Zip Code)

(954) 917-4114

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 10, 2006: 2,506,502

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2006

3

Consolidated Statements of Operations (Unaudited)

Nine Months and Three Months Ended September 30, 2006 and 2005

4

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2006 and 2005

5

Notes to Consolidated Financial Statements (unaudited)

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

27

Item 4.      Controls and Procedures

28

PART II. – OTHER INFORMATION

Item 1.      Legal Proceedings

29

Item 1A.   Risk Factors

29

Item 6.      Exhibits

31

SIGNATURES

32

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,302,000	$974,000
Restricted cash	836,000	1,082,000
Trade accounts receivable (less allowance for doubtful accounts of $1,248,000 and $917,000 at September 30, 2006 and December 31, 2005, respectively)	8,683,000	8,344,000
Inventories, net	7,446,000	6,563,000
Deferred income taxes	616,000	596,000
Assets held for sale	—	211,000
Other current assets	899,000	1,061,000
Total current assets	19,782,000	18,831,000
Property, plant and equipment, net	7,203,000	6,356,000
Deferred income taxes	405,000	405,000
Other assets	447,000	360,000
Total assets	$27,837,000	$25,952,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$4,663,000	$4,696,000
Current portion of long-term debt	947,000	740,000
Accounts payable	2,836,000	3,059,000
Payable to former preferred stockholders	82,000	196,000
Accrued expenses and other liabilities	1,588,000	1,864,000
Income taxes payable	—	657,000
Total current liabilities	10,116,000	11,212,000
Long-term debt, less current maturities	3,488,000	3,461,000
Deferred gain	1,035,000	1,035,000
Deferred compensation	165,000	120,000
Deferred income taxes	28,000	2,000
Total liabilities	14,832,000	15,830,000
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued	—	-
Common stock, $0.01 par value; 10,000,000 shares authorized; 2,506,502 and 2,465,772 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	25,000	25,000
Additional paid-in capital	14,645,000	14,454,000
Accumulated deficit	(1,665,000)	(4,357,000)
Total stockholders' equity	13,005,000	10,122,000
Total liabilities and stockholders' equity	$27,837,000	$25,952,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Net sales	$57,968,000	$52,103,000	$17,499,000	$18,068,000

Cost of sales	41,123,000	36,116,000	12,605,000	12,719,000
Gross profit	16,845,000	15,987,000	4,894,000	5,349,000

Selling, general and administrative expenses	12,400,000	11,467,000	4,112,000	3,936,000

Operating income	4,445,000	4,520,000	782,000	1,413,000

Other income (expense):
Interest expense	(575,000)	(479,000)	(209,000)	(178,000)
Miscellaneous income	261,000	181,000	80,000	85,000
	(314,000)	(298,000)	(129,000)	(93,000)

Income before income taxes	4,131,000	4,222,000	653,000	1,320,000

Income tax expense	(1,440,000)	(1,541,000)	(159,000)	(481,000)

Net income	$2,691,000	$2,681,000	$494,000	$839,000

Income per common share – basic	$1.09	$1.10	$0.20	$0.34

Income per common share – diluted	$1.06	$1.06	$0.19	$0.33

Weighted average shares outstanding – basic	2,478,293	2,433,533	2,492,286	2,455,635

Weighted average shares outstanding – diluted	2,537,813	2,528,736	2,542,989	2,549,938

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,691,000	$2,681,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	731,000	555,000
Amortization	28,000	20,000
Provision for doubtful accounts	364,000	420,000
Provision for deferred income taxes	6,000	(14,000)
Gain on disposal of fixed assets	(3,000)	(1,000)
Gain on asset held for sale	(14,000)	—
Deferred compensation	45,000	45,000
Tax benefit for stock option exercises	(103,000)	—
Stock option compensation	9,000	—
Changes in operating assets and liabilities
Trade accounts receivable	(703,000)	(1,900,000)
Inventories	(883,000)	(506,000)
Other current assets	162,000	—
Other assets	(47,000)	(976,000)
Accounts payable	(223,000)	369,000
Accrued expenses and other liabilities	(276,000)	709,000
Income taxes payable	(554,000)	535,000
Net cash provided by operating activities	1,230,000	1,937,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,581,000)	(1,825,000)
Proceeds received from sale of property and equipment	6,000	30,000
Proceeds received from sale of asset held for sale	159,000	—
Net proceeds from sale of assets	—	1,038,000
Net cash used in investing activities	(1,416,000)	(757,000)

Cash flows from financing activities
Proceeds from notes payable	61,434,000	52,692,000
Repayments of notes payable	(61,467,000)	(53,924,000)
Payment to former preferred stockholders	(114,000)	(45,000)
Proceeds from issuance of long-term debt	1,026,000	770,000
Proceeds from exercise of stock options	78,000	129,000
Payment for cancellation of fractional shares of common stock	—	(3,000)
Repayment of long-term debt	(792,000)	(571,000)
Advance on sale of accounts receivable	—	133,000
Tax benefit for stock option exercises	103,000	—
Decrease in restricted cash	246,000	(433,000)
Net cash provided by (used in) financing activities	514,000	(1,252,000)

Net increase (decrease) in cash and cash equivalents	328,000	(72,000)
Cash and cash equivalents, beginning of period	974,000	1,146,000
Cash and cash equivalents, end of period	$1,302,000	$1,074,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:

Cash paid during the nine months for interest	$575,000	$480,000

Cash paid during the nine months for income taxes	$2,169,000	$895,000

Non-cash transactions:

Asset acquisitions financed	$332,000	$862,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months and the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fourth quarter of 2006. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)

Description of Business

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), and DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., (collectively the “Company”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and company-owned distribution facilities.

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event the Company fails to purchase a minimum of $12,000,000, it will be required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once the Company has purchased a minimum of $12,000,000,

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, the Company has deferred the gain of $1,035,000 on the Degussa Sales Agreement until it has reached the minimum purchase requirement. Once the minimum purchase requirement is reached, the Company will recognize the gain ratably to the extent the remaining purchase commitment is attained.

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005 and completed closure activities in the first quarter of 2006.

The closure charge against cost of sales in the third quarter of 2005 reflected an accrual of the severance payments due to employees at September 30, 2005 of $52,000, in accordance with the terms of a work force reduction plan adopted in July 2005. At December 31, 2005 there is an accrued liability for $25,000 for estimated repair work to the facility in Kennesaw Georgia. At September 30, 2006, the accrual was $60,000. The increase is due to a dispute with the landlord regarding the condition of the facility. The charges were recorded in selling, general and administrative expenses in the fourth quarter of 2005 and the second quarter of 2006.

Costs incurred related to closing the facility are as follows:

	Costs Incurred for the Year Ended December 31, 2005	Costs Incurred for the Nine Months Ended September 30, 2006	Total Costs Incurred
Severance expenses	$75,000	$9,000	$84,000
Dismantling of production equipment & other plant expenses	52,000	30,000	82,000
Accelerated depreciation & surplus equipment	74,000		74,000
Inventory write-down	25,000		25,000
	$226,000	$39,000	$265,000

(4)

Trade Accounts Receivable

At September 30, 2006, accounts aggregating $1,615,000 or approximately 16.2% of total gross accounts receivable, were deemed to be ineligible for borrowing purposes under the Company’s borrowing agreement with its commercial lender, compared to $927,000 or approximately 10%, of total gross accounts receivables outstanding at December 31, 2005. Management believes the allowance for doubtful accounts at September 30, 2006 of $1,248,000 is sufficient to absorb any losses which may arise from uncollectible accounts receivable.

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

(5)

Inventories

Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out (“FIFO”) or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2006 is immaterial. Finished goods include the cost of raw materials, freight in, direct labor and plant overhead.

The Company has an arrangement with a buying group providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. The Company

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

accrues the estimated receipt of vendor rebates as a reduction of the cost of inventory purchases based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year.

Substantially all vendor rebate receivables are collected within three months following the fiscal year-end. Management believes the Company will continue to receive rebates from the buying group in 2006 and thereafter. However, receipt of historical levels of rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by the Company. The Company recorded vendor rebates in cost of sales of approximately $430,000 and $364,000 in the first nine months of 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, the Company recorded rebates in a contra inventory account of approximately $23,000 and $18,000, respectively. Also, at September 30, 2006 and December 31, 2005, the Company recorded amounts due from vendors in other assets of $218,000 and $346,000, respectively.

Inventories, net, consisted of the following at:

	September 30, 2006	December 31, 2005
Raw Materials	$529,000	$400,000
Finished Goods	6,472,000	5,785,000
Packaging materials	445,000	378,000
	$7,446,000	$6,563,000

(6)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	September 30, 2006	December 31, 2005	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	1,792,000	1,718,000	10-40
Machinery and equipment	4,478,000	3,913,000	3-20
Vehicles	3,047,000	2,589,000	2-8
Furniture, fixtures, and data processing equipment	666,000	243,000	3-12
	10,542,000	9,022,000
Less accumulated depreciation	(3,339,000)	(2,666,000)
	$7,203,000	$6,356,000

(7)

Notes Payable

At September 30, 2006 and December 31, 2005, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender to the Company’s subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at a variable rate (Libor + 2.0%), which is 7.3% as of September 30, 2006. Imperial is a guarantor of the subsidiaries’ notes payable. The maturity date of the line of credit is June 1, 2007 and is subject to annual renewal thereafter.

At September 30, 2006, the amount available for borrowing under the $9,000,000 line of credit based on eligible receivables and inventory, of which $4,663,000 was outstanding, was $9,000,000. The average amounts outstanding during the nine months ending September 30, 2006 and year ending December 31, 2005 were $4,537,000 and $5,104,000, respectively. The maximum amounts outstanding at any month-end during the nine months ending September 30, 2006 and year ending December 31, 2005 were $5,076,000 and $5,850,000,

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively. The average effective interest rate on the line of credit was 7.3% and 7.4%, for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

In February 2006, the line of credit was amended to allow the Company to select its interest rate from either the Libor rate or the prime rate, plus the applicable margin. The margin is dependent on the ratio of consolidated funded debt to consolidated EBITDA calculated quarterly for the preceding 12 months.

(8)

Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at September 30, 2006 and 2005 of $42,000 and $66,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity during the nine months and three months ending September 30, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$50,000	$87,000	$53,000	$91,000
Warranty provision	38,000	77,000	—	24,000
Warranty payments	(46,000)	(98,000)	(11,000)	(49,000)
Ending balance	$42,000	$66,000	$42,000	$66,000

(9)

Long-Term Debt

Long-term debt at September 30, 2006 consists of six mortgage loans which are collateralized by the Company’s real properties. The aggregate outstanding balances on such mortgage loans are $1,394,000, less current installments aggregating $117,000. These mortgage loans bear interest at variable and fixed rates ranging from approximately 6.87% to 9.25% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of $3,041,000, less current installments of $830,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from approximately 3.0% to 13.4%.

(10)

Income Taxes

At September 30, 2006, the net deferred tax asset of approximately $993,000 consisted primarily of the basis differences attributable to accounts receivable, fixed assets, litigation reserve, goodwill and a deferred gain resulting from the sale of assets upon closing a manufacturing facility.

In the nine and three months ended September 30, 2006, the Company recognized income tax expense of $1,440,000 and $159,000, respectively, compared to income tax expense of $1,541,000 and $481,000, for the same periods in 2005. The reduction of $322,000 of income taxes for the three months ended September 30, 2006 compared to the same period in 2005 is due to lower taxable income and a refund from the overpayment of taxes in 2005.

(11)

Common Stock

At September 30, 2006 and December 31, 2005, the Company had authorized 10,000,000 and 40,000,000 shares of common stock, $.01 par value per share, respectively, of which 2,506,502 and 2,465,772 shares were issued and outstanding, respectively (“Common Stock”). In the third quarter ending September 30, 2006, the Company filed with the Secretary of State of Delaware an Amendment to its Certificate of Incorporation decreasing the authorized shares of capital stock from 45,000,000 to 12,000,000, of which 10,000,000 shares are designated

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock $.01 par value and 2,000,000 shares are designated as preferred stock $.01 par value. The Amendment was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders held on May 25, 2006.

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

In the first nine months of 2006, the Company issued 42,231 shares of Common Stock in connection with the exercise of stock options. In connection with the exercise of stock options, 1,501 shares of Common Stock held by optionees were utilized as partial payment of the exercise price of options and were canceled.

(12)

Stock-Based Compensation

Prior to May 25, 2006, the Company had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than the fair market value of the Company’s common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the grant date subject to vesting requirements that may be imposed on individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of September 30, 2006, no shares were available for future grants under the Employee Plan or Director Plan.

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

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan.  The 2006 Plan replaces the 1999 Plans for future awards, including awards to Directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of four outside directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the activity and status of the 1999 Plans and the 2006 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding Options at January 1, 2006	148,701	$6.24	—	—
Options Granted	1,501	$14.64	—	—
Options Exercised	(42,231)	$2.37	—	—
Options Cancelled	—	—	—	—
Outstanding Options at September 30, 2006	107,971	$7.89	3.46	405,000
Options Exercisable at September 30, 2006	107,971	$7.89	3.46	405,000
Options Vested at September 30, 2006	107,971	$7.89	3.46	405,000

The fair value of options granted in 2006 was estimated to be approximately $9,000 using the Black-Scholes option pricing model. The fair value of these options was recorded as compensation in selling, general and administrative expenses and credited to additional paid in capital. The following assumptions were used for options granted during the first nine months of 2006; no expected dividend yield; expected volatility of 69.2%; risk free interest rate of 4.875%; and an expected option life of two years. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock option. The estimated expected option life is based primarily on historical employee exercise patterns.

Cash and the fair market value of shares of common stock received from option exercises under the 1999 plans for the nine months ended September 30, 2006 was approximately $99,000 as compared to $129,000 for the same period in 2005. The actual tax benefit realized for the tax deductions for share-based compensation plans totaled approximately $3,000 for the three and nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS 123R to account for stock-based employee compensation in 2005:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income available to common stockholders, as reported	$2,681,000	$839,000
Deduct: Total stock-based employee compensation expense determined under fair value-method for all awards, net of related tax effects	(88,000)	—
Pro forma net income	$2,593,000	$839,000
Earnings per share:
Basic as reported	$1.10	$0.34
Basic pro forma	$1.07	$0.34
Diluted as reported	$1.06	$0.33
Diluted pro forma	$1.03	$0.33

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Below is a reconciliation between basic and diluted earnings per common share for the nine months and three months ended September 30, 2006 and 2005 (in thousands except per share amounts):

	Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$2,691			$2,681
Basic earnings per share	$2,691	2,478	$1.09	$2,681	2,434	$1.10
Effect of dilutive securities:
Options		60	$0.03		95	$0.04
Diluted earnings per share	$2,691	2,538	$1.06	$2,681	2,529	$1.06

	Three Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$494			$839
Basic earnings per share	$494	2,492	$0.20	$839	2,456	$0.34
Effect of dilutive securities:
Options		51	$0.01		94	$0.01
Diluted earnings per share	$494	2,543	$0.19	$839	2,550	$0.33

(14)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

EIFS Claims

The Company’s subsidiary DFH (f/k/a Acrocrete), together in two instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in 25 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. The Company’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 19 of these claims and are providing a defense in five other cases, for which DFH expects its carriers will eventually accept coverage.

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

On January 26, 2006, DFH filed notices of appeal of the underlying judgments. On August 8, 2006, the appellate court, in a per curiam decision, reversed the lower court’s judgments and remanded the case for a new final

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

hearing.  As a result of the reversal, the judgments entered against DFH are null and void and of no legal effect. During a scheduling conference in September 2006, the trial judge scheduled the re-trial to take place in August 2007, and it is expected that the Court will order the parties to attend mediation. DFH’s insurance carrier has agreed to provide a defense to DFH, and has retained trial counsel on DFH’s behalf.

Subsequent to the filing of the notice of appeal and as a direct result of the insurance carrier’s failure to pay the judgments, DFH filed a notice with the Florida Department of Insurance which is required to commence the statutory waiting period before DFH is permitted to file suit against the insurance carrier for failure to pay the judgments entered in the Derck case.

Following receipt of DFH’s statutory notice, the insurance carrier, Liberty Mutual Insurance Company (“Liberty Mutual”), filed a declaratory judgment action against DFH in federal court in the Southern District of Florida styled Liberty Mutual Insurance Company vs. DFH, Inc. et al Case No: 06-60262, in which Liberty Mutual requested the federal court declare as a matter of law that the subject insurance policy does not provide coverage for the underlying compensatory damages judgment entered against DFH in the Derck case. DFH timely asserted cross claims against Liberty Mutual for payment of the judgments. The federal court had not yet ruled on the matter prior to the entry of the appellate court’s August 8, 2006 decision described above.

While DFH believes that Liberty Mutual’s declaratory judgment action is without merit, at this time it remains uncertain what the effect of the August 8, 2006 appellate court decision will have on the declaratory judgment action. Notwithstanding DFH’s dispute with Liberty Mutual over coverage, Liberty Mutual has paid all attorney’s fees and costs that were incurred on appeal of the judgments, and will pay for all attorney’s fees and costs incurred in the re-trial of this matter.

The six most recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Three of the cases subject to the S.I.R. have been settled. With respect to the three remaining EIFS cases, DFH’s applicable insurance carrier has accepted coverage and will pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, the Company believes that all such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, the Company believes that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. The Company believes that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Non-EIFS Claims

DFH is a named defendant in six claims alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims. Of these six claims, one has no S.I.R., while each of the other five claims is subject to a $10,000 S.I.R. The Company has exhausted the $10,000 S.I.R. for four of these claims.

General

Historically, there have been 295 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was $18,246. With the exception of two claims, where DFH contributed $5,000 towards settlement in December 2005 and $20,000 towards settlement in August 2006, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims not subject to S.I.R. limits. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on the Company’s consolidated results of operations.

The Company has no reason to believe that, based on such historical experience, the pending EIFS and non-EIFS claims which are not subject to S.I.R. limits, will not be similarly resolved and no accrual can reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded for any of these claims. Losses and expenses in excess of insurance coverage could have a material adverse effect on the Company’s operating results and financial condition.

Based on the previous status of the Derck case and the pending EIFS and non-EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, the Company has established a loss contingency of approximately $359,000 which is recorded in accrued expenses and other liabilities at September 30, 2006. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims when applicable.

Just-Rite, Premix and DFH are engaged in other legal actions and claims arising in the ordinary course of its business, none of which is believed to be material to the Company.

The Company is aggressively defending all of the lawsuits and claims described above. While the Company does not believe these aforementioned claims will have a material adverse effect on the Company’s financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

b)

Lease Commitments

At September 30, 2006, the Company has certain property, plant and equipment under long-term operating leases. The Company will pay aggregate annual rent in 2006 of approximately $1,088,000 for its current operating leases. The leases expire at various dates ranging from March 2007 to April 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. The Company does not expect to incur any material relocation expenses.

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

Imperial agreed to guarantee Just-Rite’s financial obligations resulting from any shortfall of the minimum purchase obligation. From October 1, 2005 to September 30, 2006, Just-Rite purchased an aggregate of approximately $7,900,000 of products manufactured by Degussa pursuant to the Distribution Agreement. Based on historical sales of this product and future business prospects, the Company believes Just-Rite will achieve the minimum purchases required under the Distribution Agreement, although there can be no assurance of this because of many risks and uncertainties beyond the Company’s control.

d)

System Conversion Commitments

In the first nine months of 2006, the Company initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service its customers. The initial scope of the project is expected to cost approximately $435,000 of which approximately $332,000 was financed by a commercial lender in the first quarter of 2006 and recorded in long-term debt. As of September 30, 2006, the Company has capitalized $338,000 of costs related to this conversion. Roll-out of this new system began in July 2006, and resulted in an increase in operating expense of approximately $75,000 including depreciation expense of $21,000 during the third quarter of 2006 and such operating expenses are expected to continue at approximately the same rate into the ongoing future. The Company has entered into an agreement with a communications company to provide a wide area network and other various services for approximately $9,000 per month for a 36 month period beginning in April 2006.

(15)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with its wholly-owned subsidiary, the Company has a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on the Company’s consolidated balance sheets at September 30, 2006 and December 31, 2005 is $82,000 and $196,000, respectively.

(16)

Settlement of Litigation and Acquisition of Assets

In September 2004, the Company completed a settlement of certain litigation against a former employee and others. At December 31, 2005, the Company had two parcels of real estate received as part of such settlement valued at approximately $211,000 classified as assets held for sale. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain, leaving one remaining parcel held for investment valued at $66,000, classified in other assets at September 30, 2006.

(17)

Impact of Hurricane Katrina and Wilma

In connection with Hurricanes Katrina and Wilma which hit the Southeast United States in the third and fourth quarters of 2005, the Company’s Gulfport, Mississippi and Port St. Lucie, Florida facilities incurred damages of approximately $1,002,000. Damages were primarily related to buildings and inventory.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s insurance carrier covered approximately $983,000 of the damages incurred of which none remained due as of September 30, 2006 and $452,000 was due at December 31, 2005. Such amount was included in other current assets in the accompanying 2005 balance sheet.

The net charge to the Company’s financial statements in 2005 from storm related damages was approximately $19,000.

(18)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period in fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of September 30, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

(19)

Related Party Transactions

The Company and its subsidiaries paid legal fees of approximately $193,000 and $70,000 in the nine months and three months ended September 30, 2006, and approximately $132,000 and $58,000 for the same periods in 2005, to a law firm with which two directors, including the Company’s Chairman of the Board, are affiliated. Such fees were for services rendered by members and associates of such law firm other than the two directors. In addition, the Company paid lease payments of approximately $71,000 and $24,000 in the nine months and three months ended September 30, 2006, and approximately $71,000 and $24,000 for the same periods in 2005, for use of a distribution facility to the former owner of a business acquired by a Company subsidiary. The former owner is currently employed by the Company’s subsidiary. Also, the Company employs a relative of a member of management and paid a salary of approximately $12,000 and $5,000 in the nine months and three months ending September 30, 2006, as compared to none in the same periods in 2005.

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

The Company’s business is driven primarily by the level of construction activity in the Southeastern United States, particularly the States of Florida, Georgia, Mississippi and Alabama. The majority of the Company’s products are sold to contractors, subcontractors and building materials dealers located principally in those states who provide building materials for the construction and renovation of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject, among other things, to population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding. General construction activity had been strong in the Southeastern United States during the last several years until the end of the second quarter of 2006.

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida during the three months ended September 30, 2006. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, the Company’s largest market, for the nine and three months ended September 30, 2006 decreased 21.7% and 41.0%, respectively, compared to the same periods in 2005. Although the depth and duration of the reduction in the construction of new residential units in Florida cannot be predicted, the adverse impact on demand for Company products is expected to continue at least for the remainder of 2006. Building permits for new residential units have increased in the Company’s markets located in the Mississippi and Alabama Gulf Coast region as compared to the nine months and three months ended September 30, 2005. Residential construction activity is expected to remain strong in those markets due to the rebuilding activities in areas impacted by Hurricane Katrina.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond the Company’s control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to the Company, or changes in policies of the Company’s vendors that may not be favorable to the Company; general economic and business conditions; unforeseen weather conditions in the Company’s market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in the Company’s 2005 Form 10-K for a more complete description of risk factors.)

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

Overview

The Company’s net sales for the nine months ended September 30, 2006 increased approximately 11.3% as compared to the same period in 2005. Demand for products sold by the Company was strong in the first six months of 2006 primarily due to the strength in the new housing and commercial construction markets in a number of the Company’s trade areas in the Southeastern United States during that period. This demand began slowing down in the third quarter of 2006. Although, demand remains strong due to the need to repair property damaged in the Southeastern United States impacted by Hurricanes Katrina and Wilma and the Company expects such demand to continue to be strong in the foreseeable future in the Gulf Coast region as rebuilding efforts continue.

The Company’s net sales for the three months ended September 30, 2006, decreased approximately 3.1%, compared to the third quarter of 2005, due to a decline in new residential construction activity in Florida in the recent quarter. During the second quarter of 2006, residential construction demand began to be adversely impacted by higher interest rates, an increase in available inventory of new and existing homes, fewer new orders by major home builders and a moderation in general economic conditions as compared to prior periods. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, declined in Florida during the first nine months of 2006 compared to the same period in 2005. Such decreases in building permits, which fell in the third quarter of 2006, is expected to result in continuing lower levels of demand for Company products for the remainder of the fiscal year and into 2007. Construction activity in the Company’s markets in Florida represent approximately 70% of the Company’s sales for the nine months ended September 30, 2006.

In the first six months of 2006, the Company experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, the Company believes sales were lost or delayed at several of the Company’s distribution facilities during that period. However, the recent decline in residential construction activity throughout the United States has reduced industry shortages of gypsum wallboard and now allows the Company to fully meet customer demand.

The Company’s gross margins were lower in the first nine months and third quarter of 2006 compared to the same periods in 2005, primarily because a greater proportion of consolidated sales were represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of Company manufactured products which generally produce higher gross profit margins. Additionally, increases in raw material costs, in combination with higher freight costs, had a negative effect on the gross margins of Company manufactured products in 2006.

Selling, general and administrative expenses increased in the first nine months and third quarter of 2006 compared to the same periods in 2005, due primarily to higher payroll and other operating costs related to the servicing of sales from new and existing facilities. Since a substantial portion of the Company’s costs are fixed in nature, the decrease in sales and gross profit dollars in the third quarter of 2006 had an adverse impact on operating income for the nine months and three months periods ended September 30, 2006 compared to the same periods in 2005.

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

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the aging of the receivables and the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, may among other things, may affect customers’ ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by the Company in estimating its allowance for doubtful accounts could have a material adverse affect on the Company’s financial condition.

Inventory Valuation

The Company values inventories at the lower of cost or market using the first-in, first-out (“FIFO”) or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2006 is immaterial. The Company will record provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, the Company’s financial condition, results of operations and cash flow could be adversely affected.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which the Company and its subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company believes that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by the Company. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, the Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The Company’s anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements,” and “Market Risks” and “Risk Factors” appearing elsewhere in this Form 10-Q.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the Company’s outstanding plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant. No stock options or other share-based awards were issued during the first nine months of 2006 other than the grant of reload stock options for 1,501 shares of Common Stock.

Results of Operations

Nine months and Three Months Ended September 30, 2006 compared to 2005

Net sales for the nine months ended September 30, 2006 increased $5,865,000, or approximately 11.3% compared to the same period in 2005. The increase in sales was principally due to strength in demand for Company products in the new housing and commercial construction markets in the Company’s principal trade areas during the first six months of the year, prior to the third quarter decline in Florida construction activity. The Company’s new distribution facilities, located in St. Augustine, Florida (opened in May 2005), Fort Walton Beach, Florida (opened in September 2005), Mobile, Alabama (opened in February 2006), and Brooksville, Florida (opened in August 2006) accounted for approximately $5,110,000 of the increase in sales for the nine months ended September 30, 2006, while facilities located in Kennesaw, Georgia and Rainbow City, Alabama were closed in 2005, which represented net sales of approximately $3,922,000 for the nine months ended September 30, 2005.

Net sales for the three months ended September 30, 2006 decreased $569,000, or approximately 3.1%, compared to the same quarter in 2005. The decrease in sales in the third quarter of 2006 was primarily due to a reduction in demand for Company products because of a decline in residential building activity in a majority of the Company’s markets located in Florida during the quarter. Sales generated from the Company’s new distribution facilities described above accounted for approximately $1,325,000 in additional sales for the quarter. The facilities closed in 2005 also produced sales of $1,325,000 in the third quarter of 2005.

A significant portion of the Company’s sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in August 2005. In the nine months and three months ended September 30, 2006, the Company’s Gulfport, Mississippi distribution facility realized a sales increase of $3,047,000 and $3,000 (after giving effect to approximately $1,220,000 of sales from emergency repairs caused by Hurricane Katrina in the third quarter of 2005), respectively, as compared to the same periods in 2005, primarily because of the need to repair hurricane damaged property. The Company expects to realize a continuing strong demand for its products in the Gulf Coast region as hurricane clean up and recovery efforts have given way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and has caused increased demand for certain of the Company’s manufactured products in the first nine months and third quarter of 2006 in the South Florida region. During the first six months of 2006, industry shortages of gypsum wallboard purchased for resale resulted in a delay of supply of such products and the Company believes sales were lost or delayed at certain of the Company’s distribution facilities (namely Gulfport, Mississippi, and Tallahassee and Panama City, Florida) that inventory and sell gypsum wallboard. However, the recent decline in residential construction activity throughout the United States has reduced industry shortages of gypsum wallboard and now allows the Company to fully meet customer demand.

During the second quarter of 2006, residential construction demand began to be adversely impacted by higher interest rates, an increase in available inventory of new and existing homes and a moderation in general economic conditions as compared to prior periods. As a consequence, residential construction declined sharply in the third quarter of 2006 in certain of the Company’s markets. Applications for building permits for new residential units in Florida, considered a strong sign for future construction activity, have declined approximately 21.7% and 41.0%, respectively, during the first nine months and third quarter, respectively, of 2006 compared to the same periods in 2005. Such decrease in building permits, which fell sharply in the third quarter of 2006, is expected to result in continuing lower levels of product demand for the remainder of the fiscal year and into 2007 in the Florida market. However, construction activity in the Company’s markets located in Mississippi and Alabama, which represent approximately 24% of the Company’s sales for the nine months ending September 30, 2006, continue to benefit from rebuilding activities in areas impacted by Hurricane Katrina and are expected to remain solid for the foreseeable future.

Gross profit as a percentage of net sales in the first nine months and third quarter of 2006 was approximately 29.1% and 28.0%, respectively, as compared to 30.7% and 29.6%, respectively, for the same periods of 2005. The Company’s lower gross profit margins were primarily due to a change in the Company’s product sales mix. A greater proportion of consolidated sales are now represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of Company manufactured products with generally higher gross profit margins due primarily to closing the Kennesaw, Georgia facility. In the first nine months and third quarter of 2006, the sale of Company manufactured products represented approximately 23.7% and 24.1% of total sales as compared to approximately 37.9% and 37.6%, respectively, for the same periods in 2005. The product sales mix in the first nine months and third quarter of 2006 is not expected to materially change during the remainder of 2006. Additionally, increases in raw material costs, in combination with higher freight costs, had a negative effect on the gross margins of Company manufactured products in 2006. Due to the recent decline in Florida construction activity and reduction in product demand, competition intensified in the third quarter of 2006 and gross margins derived from the sale of products purchased for resale from non-affiliated manufacturers declined slightly compared to the same period last year.

Selling, general and administrative expenses as a percentage of net sales for the first nine months and third quarter of 2006 was approximately 21.4% and 23.5%, respectively, compared to 22.0% and 21.8% for the first nine months and third quarter of 2005. The percentage decrease for the nine month period was primarily the result of fixed costs being absorbed over higher sales volume. Conversely, the percentage increase in the third quarter was in large part due to fixed costs being absorbed over lower sales volume. For the nine months and three months ended September 30, 2006, selling, general and administrative expenses increased $933,000 and $176,000, respectively, compared to the same periods of 2005. The increase in expenses for the first nine months of 2006 was primarily attributable to an increase of $517,000 in payroll and related costs, a $234,000 increase in depreciation expense for equipment at the new facilities and the new computer system, a $165,000 increase in insurance expenses, and a $54,000 increase in non-depreciation expenses related to the new computer system. For the three months ended September 30, 2006, the increase in selling, general and administrative expenses compared to the same period in 2005 was principally due to an increase of $51,000 in payroll costs, a $91,000 increase in depreciation expense which includes depreciation related to the new computer system of $21,000, a $56,000 increase in insurance expense and a $54,000 increase in non-depreciation expenses related to the new computer system. There were no net increases and decreases in selling, general and administrative expenses at facilities that opened and closed during the nine months ended September 2006. Also, in the third quarter of 2006, start-up costs for the Company’s new distribution facility opened in Brooksville, Florida resulted in an operating loss of approximately $53,000 during the period for such facility.

A significant portion of the Company’s operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales and gross profit margins in the third quarter of 2006 compared to the same period in 2005 had an adverse impact on operating income. As a result of the above factors and the unfavorable operating leverage gained from the decrease in sales during the third quarter, the Company generated operating income of $4,445,000 and $782,000 in the first nine months and third quarter of 2006, compared to operating income of $4,520,000 and $1,413,000 in the same periods of 2005, a decrease of 1.7% and 44.7%, respectively.

Interest expense increased $96,000 and $31,000 in the first nine months and third quarter of 2006, compared to the same periods in 2005. The increase in interest expense was primarily due to higher interest rates and a greater amount of debt outstanding due to the purchase of the formerly leased Jacksonville, Florida distribution facility, additional delivery equipment for the Company’s expanded facilities and financing a portion of the Company’s new computer system.

Miscellaneous income, net of expenses, increased $80,000 in the first nine months and decreased $5,000 in the third quarter of 2006, compared to the same periods in 2005. The increase in miscellaneous income in the first nine months of 2006 was primarily due to the receipt of $63,000 in proceeds from the Company’s insurance carrier in 2006 for damages the Company sustained from Hurricane Wilma in 2005.

For the nine and three months ended September 30, 2006 the Company recognized income tax expense of $1,440,000 and $159,000, respectively, compared to income tax expense of $1,541,000 and $481,000 in the same periods of 2005. The reduction of $322,000 of income taxes from the three months ended September 30, 2006 compared to the same period in 2005 is due to lower taxable income and a refund from the overpayment of taxes in 2005.

As a result of the above factors, the Company had net income of $2,691,000 and $494,000, or $1.06 and $0.19 per diluted share, for the first nine months and third quarter of 2006, compared to net income of $2,681,000 and $839,000, or $1.06 and $0.33 per diluted share, respectively, for the first nine months and third quarter of 2005.

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital of approximately $9,666,000 compared to working capital of $7,619,000 at December 31, 2005. The increase in working capital was due primarily to the increase in accounts receivable and inventory associated with greater sales in the first nine months of 2006. Also, the reduction in income taxes payable contributed to the increase in working capital in 2006.

As of September 30, 2006, the Company had cash and cash equivalents of $1,353,000. Additionally, the Company had customer payments in the amount of $836,000 that are required to be remitted to the Company’s commercial lender upon their bank clearance under the terms of the Company’s line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount, generally resulting in greater borrowing capacity.

Sources and Uses of Cash

Net cash provided by operations was $1,230,000 for the nine months ended September 30, 2006, compared to $1,937,000 in the same period in 2005. The decrease in cash flow from operations was primarily attributable to the payment of the income tax payable in 2006.

During the first nine months of 2006, the net expenditures for investing activities were $1,416,000 compared to $757,000 in the same period in 2005. The increase in expenditures in 2006 compared to 2005 is primarily due to less proceeds from sale of assets partially offset by a decrease in purchases of property, plant and equipment.

In the first nine months of 2006, net cash provided by financing activities was $514,000, compared to net cash used in financing activities of $1,252,000 in 2005. This increase in cash is primarily due to a smaller net decrease in the line of credit during the nine months ended September 2006 compared to the same period in 2005 and a decrease in restricted cash in the first nine months of 2006 compared to an increase in restricted cash in the first nine months of 2005. The line of credit had a net decrease of $33,000 during the nine months ended September 2006, compared to a net decrease of $1,232,000 in the same period of 2005.

Future Commitments and Funding Sources

At September 30, 2006, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2005 other than an agreement with a communications company and lease obligations related to the new distribution facilities. (See Notes 7, 9 and 14 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility and wound down manufacturing operations during the fourth quarter of 2005. As part of the transaction, Just-Rite entered into a three-year Distribution Agreement with Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement ending September 30, 2008. In the event Just-Rite fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price plus $1,200,000. Once Just-Rite has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. Through September 30, 2006, the Company had purchased an aggregate of approximately $7,900,000 under the Distribution Agreement. Although the Company believes Just-Rite will achieve the minimum level of purchases required under the Distribution Agreement, there can be no assurance of this because of many risks and uncertainties beyond Just-Rite’s control.

The Company’s principal source of short-term liquidity is existing cash on hand and the utilization of a $9,000,000 line of credit with its commercial lender. Premix and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under the Company’s borrowing agreement with its commercial lender. At September 30, 2006, $4,663,000 had been borrowed against the line of credit, which bears interest at a variable rate based on Libor plus 2% (7.3% at September 30, 2006) which results in an annual estimated interest expense of approximately $341,000. The outstanding balance under the line is subject to daily fluctuations. Based on eligible receivables and inventory, the Company had, total available borrowing capacity on the line of credit (including the amount outstanding of $4,663,000) of approximately $9,000,000 at September 30, 2006.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia that have purchased products on an unsecured open account from the Company. Accounts receivable, net of allowance, at September 30, 2006 was $8,683,000 compared to $8,344,000 at December 31, 2005. The increase in receivables of $339,000, or approximately 4.1%, was primarily related to an increase in days of sales outstanding in the first nine months of 2006, as compared to the same period ending December 2005, due to slowness in payments by certain customers. Accordingly, the allowance for doubtful accounts has increased from $917,000 at December 31, 2005 to $1,248,000 at September 30, 2006. Subsequent to December 31, 2005, inventory increased $883,000, or 13.4%, principally due to the new distribution facilities opened in 2006 in Mobile, Alabama and Brooksville, Florida.

The payable to former preferred stockholders decreased $114,000 from December 31, 2005 to September 30, 2006 as a result of the tender of preferred shares or the proceeds paid from unclaimed preferred shares to applicable state agencies during this period under state escheat laws.

The Company presently is focusing its efforts on expanding market share in the Southeastern United States area through opening new distribution facilities, broadening the product line of the Company’s existing distribution facilities in selected markets, evaluating further expansion of its manufacturing capabilities at its two manufacturing facilities and increasing operating efficiency through capital investment, improving working capital and evaluating the future viability of several under-performing distribution facilities. The Company expects to incur various capital expenditures aggregating approximately $1,120,000 during the next twelve months to establish and upgrade its equipment and delivery fleet to support and enhance the service capabilities of its new and existing facilities. The Company expects to finance approximately $750,000 of these expenditures from various lenders with the balance funded by cash derived from operations.

In the first nine months of 2006, the Company initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service its customers. The initial scope of the project is expected to cost approximately $435,000 of which approximately $332,000 was financed by a commercial lender in the first quarter of 2006 and recorded in long-term debt. As of September 30, 2006, the Company has capitalized $338,000 of costs related to this conversion. Roll-out of this new system began in July 2006, and resulted in an increase in operating expense of approximately $75,000, including depreciation expense of $21,000 during the third quarter of 2006, and such operating expenses are expected to continue at approximately the same rate into the ongoing future. The Company has entered into an agreement with a communications company to provide a wide area network and other various services for approximately $9,000 per month for a 36 month period beginning in April 2006.

In February 2006, the Company opened a distribution facility in Mobile, Alabama, to build market share and to satisfy current product demand resulting from property damage caused by Hurricane Katrina. In August 2006 the Company opened an additional distribution facility in Brooksville, Florida, and in November 2006 will open a facility in Ocala, Florida. In addition, during the third quarter of 2006, the Company moved its office headquarters to a new office site in Pompano Beach, Florida to gain more space and to expand the manufacturing and distribution capabilities of the manufacturing facility it formerly shared in Pompano Beach, Florida. The Company is currently investigating opening additional distribution facilities to increase market share and generate internal growth in the Southeastern United States area, particularly Central Florida and its coastal areas. Opening new distribution facilities is dependent upon many factors, including availability of management, competitive conditions and assurances of product availability from the Company’s principal vendors.

The Company expects to begin to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) effective in fiscal 2007. Implementation of SOX is inherently costly and unpredictable, making it difficult to accurately estimate the future cost associated with compliance. Future costs associated with SOX could materially and adversely affect results of operations and financial condition of the Company.

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

The ability of the Company to maintain and improve its long-term liquidity is primarily dependent on the Company’s ability to successfully maintain profitable operations, resolve its product liability litigation on terms favorable to the Company and meet Degussa purchasing commitments.

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

Market Risks

Residential and Commercial Construction Activity

The Company’s sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond the Company’s control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that the Company serves or in the economy could have a material adverse effect on the Company’s operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect the Company’s gross margins and operating results.

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

Exposure to Interest Rates

A majority of the Company’s debt bears interest at rates that vary with changes in market indexes. At September 30, 2006, the Company had aggregate variable rate mortgage notes of $890,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, the Company’s $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At September 30, 2006, $4,663,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on the Company’s operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of Company products. If the average interest rate on the Company’s variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $56,000 based on the outstanding balance as of September 30, 2006.

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

The markets the Company serves, including, principally the residential housing and commercial construction markets, are significantly affected by the increase or decrease of interest rates. Significantly higher interest rates could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond the Company’s control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since the Company’s operations occur in a variety of geographic markets in the Southeast United States, the Company’s business is subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where the Company has operations could have a material adverse effect on its business, financial condition and operating results. During the second quarter of 2006, residential construction demand commenced to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, have declined sharply in Florida for the first nine months of 2006 compared to the same period in 2005. The sharp decline in building permits in the Florida market indicates that future residential construction activity and demand for Company products will remain weak for the remainder of the year and into 2007 in such market. Construction activity in the Company’s markets located in Mississippi and Alabama, benefiting from rebuilding activities in areas impacted by Hurricane Katrina, are expected to remain strong.

The Company’s business has substantial fixed costs, and as a result, its operating income is sensitive to changes in net sales. Declines in net sales would adversely affect operating results.

A significant portion of the Company’s expenses are fixed costs, which do not fluctuate with variations in net sales. A percentage decline in net sales is expected to cause a greater percentage decline in operating income. For example, for the three months ended September 30, 2006, sales and operating income decreased 3.1% and 44.7%, respectively, compared to the same period in 2005. Although, the reduction is also attributable to lower gross profit margins and higher selling, general and administrative expenses. A continuing reduction in net sales will have an unfavorable effect on future operating income due to the negative operating leverage. In addition, lower gross profit margins had a significant effect on operating income in the third quarter of 2006.

The Company’s operating results are affected by the availability of raw materials and building material products from its vendors.

Generally, the Company’s products are obtainable from various sources and in sufficient quantities. However, the Company may experience shortages of building products as a result of unexpected demand or production difficulties, as well as transportation limitations. Any disruption in the Company’s sources of supply for raw materials or building materials could negatively impact its financial condition and results of operations. If shortages were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on the Company’s operations and a long-term adverse effect on its customer relationships and reputation if the Company were unable to obtain a sufficient allocation of products from other vendors. In addition, the Company has strategic relationships with several key vendors. In the event the Company is unable to maintain these relationships, the Company could lose some of the competitive advantages that those relationships offer, which could, in turn, adversely affect results of operations and financial condition. In the first six months of 2006, the Company experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, the Company believes sales were lost or delayed at several of the Company’s distribution facilities during that six-month period. However, in the third quarter of 2006, the significant, abrupt decline in residential construction activity suffered throughout the United States reduced industry shortages of gypsum wallboard and now allows the Company to fully meet customer demand.

Item 6.

Exhibits

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
3.5	Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, Exhibit 3.5).
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

10.8	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2006).
21	Subsidiaries of the Company.
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a – 14(a).
*31.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Section 1350.

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

November 13, 2006