Form 10-K
period 2006-12-31
IMPERIAL INDUSTRIES INC
filed 2007-03-30
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

Commission File Number 1-7190

______________

IMPERIAL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

______________

Delaware	65-0854631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3790 Park Central Boulevard North, Pompano Beach, Florida 33064

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of June 30, 2006 is: $37,547,908

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 30, 2007: 2,506,502.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

10

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

14

Item 6.

Selected Financial Data

17

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 8.

Financial Statement and Supplementary Data

28

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

54

Item 9A.

Controls and Procedures

54

Item 9B.

Other Information

54

PART III

Item 10.

Directors and Executive Officers of the Registrant

55

Item 11.

Executive Compensation

57

Item 12.

Security Ownership of Certain Beneficial Owners and Management

57

Item 13.

Certain Relationships and Related Transactions and Directors Independence

57

Item 14.

Principal Accounting Fees and Services

57

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

58

SIGNATURES

60

PART I

Item 1.

Business

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company”, “we”, “us”, and “our”, they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. See “Item 1A Risk Factors” for a more detailed discussion of some of the risks related to the Company and its business.

These risks are not exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any quarter are not necessarily indicative of results to be expected for the full year, due in part to the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance.

General

Imperial Industries, Inc., (the “Company”) is a Delaware corporation, which, through its predecessor corporations, has been in existence since 1968. Our executive offices are located at 3790 Park Central Boulevard North, Pompano Beach, Florida 33064 and the telephone number at our office is (954) 917-4114.

We, through our subsidiaries, are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern part of the United States. We have two manufacturing facilities for our products and 12 distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

Our business is directly related to the level of activity in the new and renovation construction market in the Southeast United States. Our products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to our markets. When economic conditions reduce migration, demand for new construction would be expected to decrease. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of financing and local government growth management policies. Our operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

We manufacture products through our wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”). We distribute building materials, including our own manufactured products and complementary products, through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) and also sell our manufactured products through non-affiliated materials distributors. The manufacturing facilities primarily produce and distribute pool finish coatings, roof tile mortar, stucco and plaster products, while the distribution facilities expand our product line by offering gypsum wallboard, roofing and insulation products, as well as products manufactured by us. Pool finish products are applied as coatings for in-ground swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Stucco products are applied as a finishing coat to exterior surfaces and plaster customarily is used to finish interiors of structures.

Sale of Certain Assets and Closure of Manufacturing Facility

Until December 2005, we manufactured acrylic stucco products through our wholly-owned subsidiary DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively, “Degussa”) to sell certain assets associated with DFH’s manufacturing facility in Kennesaw, Georgia (the “Degussa Sales Agreement”). In connection with such sale, DFH agreed to cease the manufacture of acrylic stucco products that had been formerly used in exterior insulation finishing systems (“EIFS”) applications no later than December 31, 2005.

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

Premix, together with its predecessors, has been in business for approximately 50 years. The names “Premix” and “Premix-Marbletite” are among the registered trademarks of Premix. We believe the trade names of our manufactured products represent a substantial benefit to us because of industry recognition and brand preference. Premix manufactures swimming pool finishes, roof tile mortar, stucco and plaster coatings. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials. The products are sold primarily to building materials distributors including Premix’s affiliate, Just-Rite.

Premix products accounted for approximately 24%, 21% and 24% of our consolidated annual revenues in the fiscal years ended December 31, 2006, 2005 and 2004, respectively. This percentage calculation includes Premix products sold to Just-Rite and resold to its customers.

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, a majority of all roof tile mortar sales have been derived from South Florida. We have expanded our marketing efforts for this product to other areas of Florida.

Just-Rite

Just-Rite owns and operates our wholesale distribution facilities. As part of an expansion plan for our distribution operations during 2000, Just-Rite acquired nine additional building distribution facilities to diversify its product offering to the construction market to include gypsum, roofing, masonry, insulation products, as well as installation services for certain products beyond those supported by our manufacturing operations. Management believes the acquired distribution facilities positioned us to gain a greater market share for our manufactured products through a more direct sales approach to the end-user and to expand operations by distributing a wider range of building materials to the construction industry that are complementary to our existing product lines. In 2005, Just-

Rite opened two distribution facilities in Florida and closed a facility in Alabama. In 2006, Just-Rite opened facilities in Mobile, Alabama and Brooksville, Florida and closed facilities in Dallas, Georgia and Port St. Lucie, Florida. In March 2007, Just-Rite opened a facility in Ocala, Florida. Just-Rite now operates 12 distribution facilities.

Each distribution facility markets its own unique mix of products for sale based on demand in its respective geographic areas. The majority of products are delivered to customer job sites, principally by Just-Rite owned vehicles, usually within 50 miles of each distribution facility.

For the fiscal years ended December 31, 2006, 2005, and 2004, Just-Rite’s sales, excluding the sale of Premix and DFH products to non-affiliated building materials distributors, accounted for approximately 81%, 66% and 58% of our consolidated annual revenues.

DFH

Until the closure of its manufacturing facility in December 2005, DFH, since 1988, manufactured acrylic stucco products under the trade name “Acrocrete”, protected by registered trademarks. DFH’s products, used principally for exterior wall coatings, broadened and complemented the range of products produced and sold by Premix. For the fiscal years ended December 31, 2005 and 2004, DFH’s sales accounted for approximately 13% and 18%, respectively, of our consolidated annual revenues.

The decline in DFH’s sales as a percentage of our consolidated annual revenues for 2005 and 2004 was principally due to:

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

In addition, DFH was unable to recover sharp increases in raw material costs from its customers or gain production efficiencies to offset increases in operating costs. As a result, DFH sold certain of its assets to Degussa and ceased manufacturing acrylic stucco products in 2005.

Company Growth Opportunities

We believe the gypsum, roofing and stucco building products distribution industries are fragmented and have the potential for consolidation in response to the competitive disadvantages faced by smaller distributors. We believe that these industries are characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability, as well as competitive pricing and breadth of product line to their customers. The competitive environment for these distributors, in combination with the desire for owners of certain of these distributors to gain liquidity, provides an opportunity for expansion through acquisition. We believe that growth opportunities exist for a company with the ability to source and distribute products effectively to serve the building materials industry and to effect cost savings through economies of scale which can be applied to acquired companies.

Our primary focus in the past has been to complete the integration of the distribution outlets acquired in 2000 with our existing operations and to attempt to effect cost savings and gain productivity in the consolidation of these acquired operations. Since 2000, we have taken action to improve operating performance in our distribution facilities through (i) reductions in workforce; (ii) closure of under-performing distribution locations; (iii) elimination of installation services by our employees; and (iv) development of a consolidated purchasing program. While we continue to emphasize internal growth through gains in productivity, broadening product line offerings and the opening of new distribution facilities, of which several sites are under consideration, we believe there exists a number of possible acquisition candidates. We do not have any binding understanding, agreement or commitment regarding potential acquisitions but we may pursue acquisitions in the future if it is believed they will enhance our operations.

In 2004, we modernized the Premix manufacturing facility located in Winter Springs, Florida in an effort to both gain efficiencies in its manufacturing processes and provide production capacity for additional products. We are considering further expansion of the manufacturing capabilities of that facility and Premix’s other manufacturing facility located in Pompano Beach, Florida.

Suppliers

Premix’s raw materials and products are purchased from approximately 36 suppliers. While five suppliers account for approximately 68% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Historically, equivalent materials have been available from other sources at similar prices. However, in 2005, we experienced some product shortages, which was an industry wide problem and not specific to any one supplier. Such shortages were alleviated during the first quarter of 2006. Since the second quarter of 2006, we have not experienced any raw material product shortages.

The Just-Rite distribution facilities sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors’ behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 23%, 24% and 27% of Just-Rite purchases in 2006, 2005 and 2004. We do not believe the loss of this particular buying group would have an adverse impact on us as there are other buying organizations in which we believe we can obtain products at the same or similar prices.

In connection with DFH and Premix’s sale of certain assets to Degussa, and the closing of the DFH manufacturing facility, Just-Rite entered into a distribution agreement with Degussa which requires Just-Rite to purchase a minimum of $16,000,000 of synthetic stucco products over a three-year period, commencing October 1, 2005. In 2006, Degussa products accounted for approximately 22% of Just-Rite purchases.

Marketing and Sales

Our marketing and sales strategy is to create a profit center for the products we manufacture, as well as enlarging our product offerings to include certain complementary products and other building materials manufactured by other companies. The other building materials and complementary items are purchased by us and held in inventory, together with our manufactured products, for sale to customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. Our sales approach to the new and renovation construction markets is targeted at both the end user of our products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from us and sell to the end-user, and in some instances, retail customers.

While our manufactured products have typically been sold to distributors, we focus our marketing efforts on the contractor/sub-contractor end user to create a brand preference for our manufactured products. No one non-affiliated independent distributor has accounted for 10% or more of total sales during the past three years. Sales of our manufactured products through Just-Rite accounted for approximately 22%, 42% and 40% of the revenues generated from our manufacturing facilities for the years ended December 31, 2006, 2005 and 2004, respectively.

We believe the loss of any one independent distributor would not cause a material loss in sales because the brand preference contractors and subcontractors generally have for our products cause the user to seek a distributor who carries our manufactured products. We market our products to distributors through Company salesmen located throughout the Southeastern United States.

We opened our first distribution facility in 1994 when we opened a facility in Savannah, Georgia to sell our manufactured acrylic stucco products and certain complementary products manufactured by other companies to the end user. Over the following years we opened new distribution facilities and expanded our operations into other parts of Florida, as well as Alabama and Mississippi through acquisitions and startups to gain market share for both our manufactured products and building materials manufactured by other companies. Just-Rite currently has 12 distribution facilities in Florida, Georgia, Mississippi and Alabama and is considering the opening of additional facilities. Just-Rite sales to end-users, including our manufactured products, accounted for approximately 81% of total revenues in 2006.

Each of our distribution facilities consist of between approximately 7,700 to 29,000 square feet. The distribution facilities are designed to promote product brand preference to the contractor and sub-contractor, and also to improve service capabilities, increase market share, increase the sale of our manufactured products and to expand operations by distributing a wide range of products to the construction industry. Each distribution facility maintains its own unique mix of products for sale based on demand in its respective geographic trade areas.

Seasonality

The sale of our products in the construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year.

Competition

Our industry is highly competitive and varies depending on product line and geographic market. Our manufacturing facilities encounter significant competition from local, independent firms, as well as regional and national manufacturers of cement and plaster products, most of whom manufacture products similar to us. Our distribution facilities encounter significant competition from local independent distributors as well as regional and national distributors who sell similar products. Many of these competitors are larger, more established and better financed than we are. We compete with the other companies based primarily upon product performance and quality, customer service and pricing by striving to maintain lower overhead than larger national companies.

Environmental Matters

Our operations are subject to various federal, state and local environmental laws and regulation in the normal course of our business. Although we believe that our manufacturing, handling, consuming, selling and disposing of our raw materials and products are in accordance with current environmental regulations, future developments could require us to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with our operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2007 to comply with existing laws and regulations are also not expected to have a material effect on our financial position, results of operations or liquidity.

Employees

We had 148 full time employees at December 31, 2006. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

Available Information

Copies of our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary of the Company or by calling 954-917-4114. All of our SEC filings are also available on our website at www.imperialindustries.com as soon as reasonably practicable after having been electronically filed or furnished to the SEC. In addition, our Code of Business Conduct is available at that website address and will be provided without charge to any shareholder submitting a written request.

Additionally, materials we file with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The markets we serve, including, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets in the Southeast United States, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and operating results. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida in the last six months of 2006. Further, the significant decline in building permits in the Florida market in 2006 compared to 2005 indicates that future residential construction activity and demand for our products will remain weak into 2007 in such market. The depth and duration of the decline in construction activity cannot be predicted. Construction activity in the Company’s markets located in Mississippi and Alabama, benefiting from rebuilding activities in areas impacted by Hurricane Katrina, are expected to remain strong.

Our business is subject to intense competition.

We experience competition for our products and services from many distributors and manufacturers, including manufacturers that distribute a significant portion of their products through their own distribution organizations. Competition within any given geographic market is based on many factors, including, but not limited to customer classification, product line, product availability, customer service, technical product knowledge and expertise as to application and usage, price, quality and availability of credit. In addition, the barriers to entry for local competitors are relatively low. We may not be able to maintain our costs at a level sufficiently low for us to compete effectively. We may not be successful in responding effectively to competitive pressures, particularly from competitors with substantially greater financial and other resources than we have.

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

Generally, our products are obtainable from various sources and in sufficient quantities. However, from time to time we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations. Any disruption in our sources of supply for raw materials or building materials could negatively impact our financial condition and results of operations. If shortages were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on our operations and a long-term adverse effect on our customer relationships and reputation if we were unable to obtain a sufficient allocation of products from other vendors. In addition, we have strategic relationships with several key vendors. In the event we are unable to maintain these relationships, we could lose some of the competitive advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition. For example, in the first six months of 2006, we experienced industry shortages for gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, we believe sales were lost or delayed at several of our distribution facilities during that six-month period. However, subsequent to the second quarter of 2006, the significant decline in residential construction activity suffered throughout the United States reduced industry shortages of gypsum wallboard and now allows us to fully meet customer demand.

We are subject to continuing business risk related to insurance coverage. We have been unable to obtain product liability coverage for certain types of product applications since March 15, 2004. Losses from claims in excess of insurance coverage, or for matters not insured, could have a material adverse effect on our operating results and financial condition.

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverages for the protection of our assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. Effective March 15, 2004, we were unable to renew our product liability coverage with coverage for alleged damages caused to building structures because of moisture intrusion due to the use of products formerly manufactured by our subsidiary, DFH, for exterior insulation finish wall systems, (“EIFS”), on single and multi-family residences, as well as commercial buildings. While no uninsured lawsuits have been filed against DFH to date, there can be no assurance that this fact will continue in the future. Losses and expenses in excess of insurance coverage, as well as for any uninsured lawsuits for EIFS product liability claims in the future, could have a material adverse effect on our operating results and financial condition.

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

Our subsidiary, Just-Rite, has agreed to purchase $16,000,000 of products manufactured by Degussa over the three-year term of a Distribution Agreement which commenced as of October 1, 2005. In the event Just-Rite fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price Degussa paid for certain of our assets, plus $1,200,000. Once Just-Rite has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Failure to achieve the minimum purchase requirement under the Degussa Agreement could have an adverse effect on our financial position.

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

We expect implementation of our new computer system to be completed by December 31, 2007. We believe that this time frame will enable us to reduce implementation-related risk, minimize customer disruption, reduce system outages and disruptions and spread implementation costs. Delays in the successful implementation of the new systems or their failure to meet our expectations could result in adverse consequences, including disruption of operations or unanticipated increases in costs. In addition, the proper functioning of our information systems is critical to the successful operation of our business. Although we protect our information systems through physical and logistical safeguards, these information systems are still vulnerable to natural disasters, power losses, telecommunications failures, physical or internet access intrusions and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily affect our ability to process orders, identify business opportunities, maintain proper levels of inventories, bill customers and pay vendors.

The seasonal nature of our operations may adversely affect our quarterly financial results. Fluctuations in our quarterly results may also have an adverse effect on the market price of our common stock.

Our operating results are somewhat seasonal. Historically, we have experienced lower operating results in the first and fourth quarters than in the second and third quarters of our fiscal year. Seasonal weather conditions, such as cold or wet weather, can also delay construction projects, further contributing to quarterly fluctuation in our operating results. If our financial results for a quarter fall below investors’ expectations, the market price of our common stock may decline, perhaps significantly

We have substantial fixed costs, and as a result, our operating income is sensitive to changes in our net sales. Declines in net sales would adversely affect operating results.

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

•

The difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than we have,

•

The difficulty of, and costs associated with, integration of acquired operations and personnel into our existing business; and

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

We expect to begin to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) in the first fiscal year ending on or after December 15, 2007

Under SOX, we will be required to document and test the Company’s internal controls and opine as to the control’s effectiveness. Complying with SOX may increase our audit implementation fees significantly and will require us to hire management consultants in 2007 to assist our compliance effort. As a result, complying with the requirements of SOX could have an adverse affect on our results of operations. If we are unable to conclude that we have effective internal controls over our financial reporting as required by Section 404 of Sarbanes-Oxley, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We conduct operations through our subsidiaries from a total of 15 facilities in Florida, Georgia, Mississippi and Alabama. The location and size of our facilities and the principal nature of the operations in which such facilities are used, are as follows:

Location	Approximate Sq. Footage	Owned/Leased	Company
Corporate Facility
Pompano Beach, FL	5,640	Leased	Imperial

Manufacturing Facilities
Pompano Beach, FL	19,600	Leased	Premix
Winter Springs, FL	26,000	Owned	Premix
Winter Springs, FL (inventory storage)	7,240	Leased	Premix

Distribution Facilities
Brooksville, FL	10,000	Leased	Just-Rite
Destin, FL	7,680	Leased	Just-Rite
Fort Walton Beach, FL	11,000	Leased	Just-Rite
Fort Walton Beach, FL (inventory storage)	1,400	Leased	Just-Rite
Gulfport, MS	28,800	Owned	Just-Rite
Jacksonville, FL	13,920	Owned	Just-Rite
Mobile, AL	22,500	Leased	Just-Rite
Norcross, GA	12,200	Leased	Just-Rite
Ocala, FL	9,000	Leased	Just-Rite
Panama City Beach, FL	9,540	Leased	Just-Rite
Panama City Beach, FL (inventory storage)	5,000	Leased	Just-Rite
St. Augustine, FL	18,000	Leased	Just-Rite
Tallahassee, FL	17,500	Leased	Just-Rite
Tampa, FL	13,470	Owned	Just-Rite

———————

Just-Rite distribution facilities typically consist of a warehouse and supply yard for the inventory and sale of products directly to the end user.

All leased properties are leased from unaffiliated third parties. However, the Tallahassee facility was leased from the former owner of Tallahassee Gypsum Dealers, Inc., until its sale by the former owner to a non-affiliated party on November 1, 2006. She sold her business to Just-Rite in April 2000 and is currently an employee of the Company.

Management believes that our facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.

Legal Proceedings

EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in three instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in 23 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 16 of these claims and are providing a defense in three other cases, for which DFH expects its carriers will eventually accept coverage. In one other recent claim, DFH’s insurance carriers have been placed on notice and are expected to provide a defense. With respect to two claims, the insurance carrier is expected to accept coverage and to pay all defense and indemnity costs once the self insured retention has been exhausted.

In one other pending EIFS claim, DFH is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from DFH for moisture damages allegedly caused by DFH’s EIFS products. DFH was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. Our insurance carrier provided a defense and accepted coverage under a reservation of rights.

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

On January 26, 2006, DFH filed notices of appeal of the underlying judgments. On August 8, 2006, the appellate court, in a per curiam decision, reversed the lower court’s judgments and remanded the case for a new final hearing.  As a result of the reversal, the judgments entered against DFH are null and void and of no legal effect. During a scheduling conference in September 2006, the trial judge scheduled the re-trial to take place in August 2007. DFH has filed a motion for summary judgment on all of the Derks’ claims which is scheduled to be heard on April 5, 2007. If DFH does not prevail on its motion for summary judgment, the parties are expected to attend mediation before May 4, 2007, the deadline set by the trial judge for the parties to attend mediation. DFH’s insurance carrier has agreed to provide a defense to DFH, and has retained trial counsel on DFH’s behalf.

Subsequent to the filing of the notice of appeal and as a direct result of the insurance carrier’s failure to pay the judgments when entered, DFH filed a notice with the Florida Department of Insurance which is required to commence the statutory waiting period before DFH is permitted to file suit against the insurance carrier for failure to pay the judgments.

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

While DFH believes that Liberty Mutual’s declaratory judgment action is without merit, at this time it remains uncertain what the effect of the August 8, 2006 appellate court decision will have on the declaratory judgment action. Notwithstanding DFH’s dispute with Liberty Mutual over coverage, Liberty Mutual has paid all attorney’s fees and costs that were incurred on appeal of the judgments, and continues to pay for all attorney’s fees and costs incurred in the re-trial of this matter.

The six more recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Four of the cases subject to the S.I.R. have been settled. With respect to the two remaining EIFS cases, DFH’s applicable insurance carrier is expected to accept coverage and to pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, we believe that all such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, we believe that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. We believe that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

The allegations of defects in EIFS are not restricted to DFH products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, we were forced on March 15, 2004 to renew our existing products liability coverage with an exclusion for EIFS exposure. However, DFH has made a concerted effort to limit its exposure in any such future EIFS claims. For example, DFH instructed its salesmen and independent distributors not to sell acrylic stucco products for EIFS applications to end users in the residential construction market and eliminated warranties of acrylic stucco products used in such applications. In addition, we no longer manufactures such products following the closure of the DFH manufacturing facility in Kennesaw, Georgia in the fourth quarter of 2005, further reducing future exposure to EIFS claims. Following the closure of the DFH manufacturing facility, Just-Rite became a distributor of acrylic stucco products manufactured by Degussa under the Acrocrete brand. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products.

To date, DFH has not experienced any EIFS claims for any periods that would not be covered by insurance. Due to the uncertainty and unpredictability of litigation, there can be no assurance as to when, or if any future uninsured claims may be filed, and if they were, to not be material.

Non-EIFS Claims

DFH is a named defendant in four claims alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims. Of these four claims, one has no S.I.R., while each of the other three claims is subject to a $10,000 S.I.R. DFH has exhausted the $10,000 S.I.R. for these claims.

General

Just-Rite, Premix and DFH are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to us.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year.

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “IPII”. The following table sets forth the high and low sales price per share for the common stock for each quarter during the fiscal 2006 and 2005. The shares have traded on the NASDAQ Capital Market since May 2, 2005. Prior thereto, our common stock was traded in the over-the-counter market, and reported on the OTC Bulletin Board. The following table sets forth the high and low bid quotations of the Common Stock for the periods prior to May 2, 2005, for the quarters indicated, as reported by the National Quotation Bureau, Inc. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal 2005	High	Low

First Quarter	$8.20	$5.40
Second Quarter	22.35	6.05
Third Quarter	30.69	15.50
Fourth Quarter	22.72	11.52

Fiscal 2006	High	Low

First Quarter	$16.78	$13.00
Second Quarter	29.24	16.00
Third Quarter	19.25	10.39
Fourth Quarter	12.16	7.80

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any in the foreseeable future. On March 5, 2007, the Common Stock was held by 1,534 stockholders of record.

As of March 27, 2007, the closing price of the Common Stock on the NASDAQ Capital Market was $7.87 per share.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock from January 1, 2002 to December 31, 2006 with (a) the Russell 2000 Stock Index; and (b) a Peer Group Index. The Graph assumes that $100 was invested on January 1, 2002 in the Company’s stock, the Russell 2000 Stock Index and the Peer Group Index and that all dividends were reinvested. The Peer Group Index on the graph includes the common stock of thirty-two (32) publicly traded companies in the building materials industry. Past performance is not necessarily an indicator of future results.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG IMPERIAL INDUSTRIES, INC.,

RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX

	2001	2002	2003	2004	2005	2006
Imperial Industries	100.00	68.42	157.88	815.76	1,702.56	1,068.36
Peer Group Index	100.00	97.07	131.46	162.49	173.85	213.25
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02

Purchases of Equity Securities

We made no purchases of our common stock during the year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2006 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:

Directors Stock Option Plan	55,000	$5.89	—

1999 Employee Stock Option Plan	52,971	$9.96	—

2006 Stock Award and Incentive Plan	—	$ —	161,228

Equity compensation plans not approved by security holders:	—	$ —	—

Total	107,971	$7.89	161,228

Item 6.

Selected Financial Data

The following is a summary of selected financial data (in thousands except for per share amounts and ratios) for each of the last five years for the periods ended December 31. The following selected financial data should be read in conjunction with Items 7 and 8 appearing elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected for future periods.

Statements of Operations Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
Net Sales	$75,548	$72,254	$55,268	$41,069	$36,504
Cost of sales	53,325	50,815	38,118	28,438	25,099
Selling, general and administrative expenses	17,295	15,895	13,588	11,457	10,564
Interest expense	(770)	(647)	(475)	(454)	(531)
Gain on litigation settlement *	—	—	482	—	—
Impairment charge	—	—	—	—	(96)
Miscellaneous income, net	293	332	185	218	129
Income before income taxes and cumulative effect of change in accounting principle	4,451	5,229	3,754	938	343
Income tax expense	(1,553)	(1,816)	(1,288)	(298)	(448)
Cumulative effect of change in accounting principle **	—	—	—	—	(789)
Net income (loss)	2,898	3,413	2,466	640	(894)
Less: Provision for settlement of appraisal rights obligation ***	—	—	—	—	(313)
Net income (loss) applicable to common stockholders	$2,898	$3,413	$2,466	$640	$(1,207)
Net income (loss) per common share:
Basic	$1.17	$1.40	$1.06	$0.28	$(0.52)
Diluted	$1.14	$1.34	$1.02	$0.28	$(0.52)
Number of shares used in computation of income (loss) per common share:
Basic	2,485	2,441	2,334	2,309	2,307
Diluted	2,539	2,556	2,408	2,322	2,307

Balance Sheet Data

	As of December 31,
	2006	2005	2004	2003	2002
Working capital	$10,025	$7,619	$4,499	$2,173	$1,432
Total assets	$25,831	$25,952	$20,933	$14,918	$13,707
Long term debt, less current maturities	$3,307	$3,461	$2,904	$848	$961
Obligation for appraisal rights	$—	$—	$—	$568	$1,541
Common stock and other stockholders’ equity	$13,235	$10,122	$6,371	$3,780	$3,140
Current ratio	2.2 to 1	1.7 to 1	1.4 to 1	1.2 to 1	1.1 to 1

———————

*

Gain on settlement of litigation. See note 15 to Notes to Consolidated Financial Statements.

**

Loss from impairment of under-performing distribution facility.

***

Loss from the retirement of the preferred stock. The Company was required to pay to the preferred stockholders a combination of cash, debentures and the then fair value of common stock. See note 14 to Notes to Consolidated Financial Statements.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

General

We, through our subsidiaries, are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern United States. We have two manufacturing facilities for our products and twelve distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

Our business is driven primarily by the level of construction activity in the Southeastern United States, particularly the states of Florida, Georgia, Mississippi and Alabama. The majority of our products are sold to contractors, subcontractors and building materials dealers located principally in these states that provide building materials for the construction of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to population growth, inventory of available housing units, government growth policies and construction funding, among other things. General construction activity had been strong in the Southeastern United States during the last several years through the second quarter of 2006.

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, and increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and application for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida during the six month period ended December 31, 2006. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market, decreased 44.5% for the six months ended December 31, 2006, compared to the same period in 2005. Although the depth and duration of the reduction in the construction of new residential units in Florida cannot be predicted, based on the downward trend in building permits and reports of publicly-owned homebuilders, the adverse impact on demand for our products is expected to continue into 2007. Building permits for new residential units have increased in our markets located in the Mississippi and Alabama Gulf Coast region in 2006 as compared to 2005. Residential construction activity is expected to remain strong in those markets due to the rebuilding activities in areas impacted by Hurricane Katrina.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such consolidated financial statements requires management to make estimates and assumptions (see Note 1 to the consolidated financial statements). As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates and assumptions on historical results and known trends as well as its forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe that the following critical accounting policies involve a higher degree of judgment and complexity.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue when the following four criteria are met:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collectibility is reasonably assured.

We generally recognize revenue, net of discounts and allowances, at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point.

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the aging of the receivables and the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, which may affect customers’ ability to pay. As a result, significant judgment is required by us in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by us in estimating our allowance for doubtful accounts could have a material adverse affect on our financial condition.

Inventory Valuation

We value inventories at the lower of cost or market using the first-in, first-out (FIFO) method or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2006 is immaterial. We will record provisions, as appropriate, to write- down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

Litigation

On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such action, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. We accrue legal fees and a loss contingency when we believes a loss is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

Asset Impairment

Our review of long-lived assets requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes making estimates of the timing of the future cash flows, discount rates and reflecting carrying degrees of perceived risk.

The determination of fair value includes numerous uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets have been impaired. However, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material non-cash impairment charge.

Income Taxes

We account for income taxes using the liability method. The liability method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. As we generally do not file our income tax returns until well after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which our Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by us. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, we believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. Our anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements,” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Item 1A “Risk Factors” appearing elsewhere in this Form 10-K.

Overview

Our net sales in 2006 increased approximately 4.6% as compared to 2005. Demand for products sold by us was strong in the first six months of 2006 primarily due to the strength in the new housing and commercial construction markets in a number of our trade areas in the Southeastern United States during that period. However, this demand began slowing down in the third quarter of 2006 throughout our Florida trade areas. Construction demand remains strong in the Gulf Coast region in the Southeastern United States due to the need to repair damaged property caused by Hurricanes Katrina and Wilma. We expect such demand to continue to be strong in the foreseeable future in the Gulf Coast region as rebuilding efforts continue.

Our gross margins were lower in 2006 compared to 2005, primarily because a greater proportion of consolidated sales were represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of our manufactured products which generally produce higher gross profit margins. Additionally, increases in raw material costs, in combination with higher freight costs, had a negative effect on the gross margins of our manufactured products in 2006.

Selling, general and administrative expenses increased in 2006 compared to 2005, due primarily to higher payroll and other operating costs, principally depreciation expenses, related to supporting additional sales from new and existing facilities. Also, start-up costs associated with our new facilities opened in 2006, in combination with costs related to the implementation of our new computer system and expenses associated with the closure of two under-performing distribution facilities accounted for a portion of the increased costs in 2006.

Results of Operations

Year Ended December 31, 2006 compared to 2005

Net sales for the year ended December 31, 2006 increased approximately $3,294,000, or approximately 4.6% compared to 2005. The increase in sales was principally due to strength in demand for our products in the new housing and commercial construction markets in our principal trade areas during the first six months of the year, prior to the decline in Florida construction activity experienced in the last half of the year. Our new distribution facilities, located in St. Augustine, Florida (opened in May 2005), Fort Walton Beach, Florida (opened in September 2005), Mobile, Alabama (opened in February 2006), and Brooksville, Florida (opened in August 2006) generated an increase of approximately $5,743,000 in sales in 2006, while facilities located in Kennesaw, Georgia and Rainbow City, Alabama were closed in 2005, which represented net sales of approximately $4,184,000 for the year ended December 31, 2005.

A significant portion of our sales are generated from the areas impacted by Hurricane Katrina which struck the Gulf Coast area of the Southeast United States in August 2005. In 2006, our Gulfport, Mississippi distribution facility generated sales of $16,950,000, as compared to sales of $18,061,000 in 2005. Sales were greater in 2005 because of the demand for products for emergency repairs to property damaged by Hurricane Katrina. We expect to realize a continuing strong demand for our products in the Gulf Coast region as hurricane clean up and recovery efforts have given way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and has created increased demand for certain of the our manufactured products in 2006 in the South Florida region.

During the second quarter of 2006, residential construction demand began to be adversely impacted by higher interest rates, an increase in available inventory of new and existing homes and a moderation in general economic conditions as compared to prior periods. As a consequence, residential construction declined in the last six months of 2006 in certain of our markets and is expected to result in continuing lower levels of product demand into 2007 in the Florida market. Construction activity in our markets in Florida represent approximately 70% of our consolidated sales for the year 2006. However, construction activity in our markets located in Mississippi and Alabama, which represent approximately 25% of our consolidated sales for 2006, continue to benefit from rebuilding activities in areas impacted by Hurricane Katrina and are expected to remain solid for the foreseeable future.

Gross profit as a percentage of net sales in 2006 was approximately 29.4%, as compared to 29.7%, for 2005. Our lower gross profit margins were primarily due to a change in our product sales mix. A greater proportion of consolidated sales are now represented by products purchased for resale from non-affiliated manufacturers with typically lower gross profit margins, as compared to sales of our manufactured products with generally higher gross profit margins due primarily to closing the Kennesaw, Georgia facility. In 2006, the sale of products manufactured by Premix and DFH represented approximately 24% of consolidated sales as compared to approximately 34%, for 2005. The product sales mix in 2006 is not expected to materially change during 2007. Additionally, increases in raw material costs, in combination with higher freight costs, had a negative effect on the gross margins of our manufactured products in 2006. Also, due to the recent decline in Florida construction activity and reduction in product demand, competition intensified in 2006 and gross margins derived from the sale of products purchased for resale from non-affiliated manufacturers may decline in 2007 compared to 2006.

Selling, general and administrative expenses as a percentage of net sales for 2006 was approximately 22.9%, compared to 22.0% for 2005. For the year ended December 31, 2006, selling, general and administrative expenses increased $1,400,000, compared to 2005. The increase in expenses for 2006 was primarily attributable to an increase of $545,000 in payroll and related costs, a $209,000 increase in depreciation expense principally for additional delivery and warehouse equipment, including equipment for the new facilities and the new computer system, a $104,000 increase in professional fees for accounting and consulting services, and a $105,000 increase in non-depreciation expenses related to implementing the new computer system. Much of the increase in payroll costs was driven by hiring additional personnel to support our growth in facilities. Also, bad debt expense increased approximately $164,000 in 2006 compared to 2005 attributed in part to the adverse effect the decline in construction activity in the last half of the year had on certain customers.

In addition, terminating the operations at our Dallas, Georgia and Port St. Lucie, Florida distribution facilities in 2006 resulted in closure costs of approximately $72,000.

Interest expense increased $123,000 in 2006, compared to 2005. The increase in interest expense was primarily due to higher interest rates and a greater amount of debt outstanding related to the purchase of additional delivery equipment for our expanded facilities and financing a portion of our new computer system.

Miscellaneous income, net of expenses, decreased $39,000 in 2006, compared to 2005. The decrease in miscellaneous income in 2006 was primarily due to us recognizing less income from late charge fees generated from our past due receivables in 2006 compared to 2005.

For the year ended December 31, 2006, we recognized income tax expense of $1,553,000, compared to income tax expense of $1,816,000 in 2005. The reduction of $263,000 of income taxes in 2006 compared to 2005 is due to lower taxable income and a refund from the overpayment of taxes in 2005.

As a result of the above factors, we had net income of $2,898,000, or $1.14 per diluted share, for 2006, compared to net income of $3,413,000, or $1.34 per diluted share, for 2005.

Year Ended December 31, 2005 compared to 2004

Net sales in 2005 increased $16,986,000 or approximately 30.7%, to $72,254,000 compared to net sales of $55,268,000 for 2004. The increase in sales and strong demand for our products is principally due to greater strength in the new housing and commercial construction markets in the our trade areas compared to the same period last year. In addition, our new distribution facilities, located in St. Augustine, Florida (opened in May 2005) and Fort Walton Beach, Florida (opened in September 2005) accounted for approximately $1,435,000 and $759,000, respectively, of the increase in sales in 2005.

A significant portion of our sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in the third quarter of 2005. Although we suffered some damage to our facility located in Gulfport, Mississippi, the facility, currently our largest distribution location, was able to reopen shortly after the storm. Management estimates that the Gulfport facility sales increased approximately $4,700,000 in 2005 due to increased demand for its products resulting from emergency repairs to property in the storm damaged area. We expect to realize a continuing strong demand for its products in the Gulf Coast market to continue as hurricane clean up and recovery efforts give way to rebuilding in the damaged areas. In addition, Hurricane Wilma, which struck South Florida in October 2005, caused a significant amount of property damage to that area and is expected to increase demand for certain products. However, industry shortages of certain products purchased for resale could result in a delay of supply of our products and significantly impact sales in 2006.

Gross profit as a percentage of net sales in 2005 was approximately 29.7%, compared to 31.0% in 2004. Our lower gross profit margins in 2005 compared to 2004 were primarily due to significantly higher cost of sales for our manufactured products produced at our Kennesaw, Georgia facility. The 2005 and 2004 years reflect generally similar competitive conditions in our markets for a majority of the sales of our distributed products, although temporary shortages for certain products became more frequent in 2005. Also, more intense competitive conditions in 2005 for the sale of DFH’s manufactured products produced at its Kennesaw, Georgia facility limited DFH’s ability to recover overhead and raw material cost increases through price increases from certain of its customers, as compared to our ability to realize price increases from our customers for its other manufactured and distributed product lines. The decreased gross margins on DFH manufactured products was a primary factor in our decision to sell certain of DFH’s assets to Degussa and to cease manufacture of product at the Kennesaw facility. The costs incurred to wind down the manufacturing activities and closure of the Kennesaw facility had an adverse effect on DFH’s gross margin.

We determined it was not likely that sufficient production efficiencies would be realized from DFH’s acrylic stucco manufacturing facility in Kennesaw in the future without an inordinate amount of investment and risk to combat increasing costs due primarily to the sharp increase in its raw materials, which are principally oil based. Further, DFH was not able to obtain product liability insurance related to the sale of its acrylic products used in exterior insulation and finish systems (“EIFS”) since March 15, 2004. Accordingly, on September 30, 2005, DFH and its affiliate, Premix, entered into the Degussa Sales Agreement, and closed the facility in the fourth quarter of 2005.

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

We are presently evaluating the opening of additional distribution facilities in an effort to take advantage of our Distribution Agreement with Degussa. Further, Degussa has agreed to indemnify Just-Rite for any product liability claims for Degussa manufactured products reducing our exposure to future EIFS claims. See Item 3 “Legal Proceedings” appearing elsewhere in this Form 10-K.

In 2005, we completed a plant modernization project with an aggregate investment of approximately $1,600,000 in our Premix manufacturing facility located in Winter Springs (greater Orlando area), Florida in an effort to improve gross profit margins by generating production efficiencies to offset raw material cost increases and to help manage rising operating costs while increasing capacity for future growth. However, temporary shortages in raw materials in 2005, in combination with the plant’s conversion to utilizing new equipment, limited the facility’s ability to generate the production efficiencies that were expected from the plant modernization in 2005.

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

As noted earlier, a significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The significant increase in net sales and gross profits in 2005 compared to 2004 had a favorable impact on operating income. As a result of the above factors and the favorable operating leverage gained from the increase in sales, we generated operating income of $5,544,000 in 2005, compared to operating income of $3,562,000 in 2004, an increase of 55.6%.

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

For the year ended December 31, 2004 we recognized a gain of $482,000 from the settlement of litigation against a former employee related to his alleged violation of non-compete agreements with us.

For the year ended December 31, 2005, we recognized income tax expense of $1,816,000, compared to income tax expense of $1,288,000 in 2004.

As a result of the above factors, we had net income of $3,413,000, or $1.34 per fully diluted share, for 2005, compared to net income of $2,466,000, or $1.02 per fully diluted share, for 2004.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of approximately $10,025,000 compared to working capital of $7,619,000 at December 31, 2005. The increase in working capital was due primarily to a decrease in notes payable and accounts payable in 2006.

As of December 31, 2006, we had cash and cash equivalents of $850,000. Additionally, we had customer payments in the amount of $1,357,000 that are required to be remitted to our commercial lender upon their bank clearance under the terms of our line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced, generally resulting in greater borrowing capacity.

Sources and Uses of Cash

Our operations generated approximately $3,010,000 of net cash from operations in 2006 compared to $1,848,000 in 2005. The increase in cash flow in 2006 was primarily attributable to the cash expended in 2005 to build up the inventory.

During 2006, the net expenditures for investing activities were $1,562,000 compared to $1,440,000 in 2005. The increase in expenditures in 2006 compared to 2005 were primarily due to obtaining less proceeds from the sale of assets in 2006 compared to 2005, partially offset by reduced capital expenditures.

In 2006, net cash used in financing activities was approximately $1,572,000, compared to net cash used in financing activities of $580,000 in 2005. Payment of long-term debt aggregated $989,000 and $768,000 in 2006 and 2005, respectively. In 2006, we reduced our notes payable line of credit in the net amount of $1,446,000, compared to a decrease of $1,261,000 in the previous year. In 2006, our restricted cash increased $275,000, compared to $7,000 in 2005, and we made $114,000 in payments to our former preferred stockholders in 2006, compared to $56,000 last year.

Future Commitments and Funding Sources

At December 31, 2006, our contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

Contractual Cash Obligations	Total		Payment due by Fiscal			2011 and Thereafter
		2007	2008	2009	2010

Long-term debt (a)	$4,258,000	$951,000	$962,000	$1,231,000	$655,000	$459,000
Interest on long-term debt (b)	763,000	289,000	223,000	130,000	43,000	78,000
Operating leases (a)	2,769,000	1,058,000	759,000	439,000	273,000	240,000
Purchase obligations (c)	6,040,000	—	6,040,000	—	—	—
Total contractual cash obligations	$13,830,000	$2,298,000	$7,984,000	$1,800,000	$971,000	$777,000

———————

(a)

See Notes 7 and 13 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.

(b)

Interest payable on long-term debt was calculated by using the interest rates in effect at December 31, 2006 for both fixed and variable rate obligations based on the reducing principal balances for such debt for each period in accordance with contractually agreed amortization schedules. No effect was given for fluctuations in variable interest rates over the terms of such loans.

(c)

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility and wound down manufacturing operations during the fourth quarter of 2005. As part of the transaction, Just-Rite entered into a three-year Distribution Agreement with Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement ending September 30, 2008. In the event Just-Rite fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price plus $1,200,000. Once Just-Rite has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. Through December 31, 2006, we have purchased an aggregate of approximately $9,960,000 under the Distribution Agreement. Although we believe Just-Rite will achieve the minimum level of purchases required under the Distribution Agreement, there can be no assurance of this because of many risks and uncertainties beyond Just-Rite’s control.

Our principal source of short-term liquidity is existing cash on hand and the utilization of a line of credit with a commercial lender. Premix and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under our borrowing agreement with its commercial lender. At December 31, 2006, $3,250,000 had been borrowed against the line of credit, which bears interest at Libor plus 2% at December 31, 2006. Our borrowing rate of 7.35% at such date represents annual interest expense of approximately $369,000 based on the outstanding balance at December 31, 2006. The outstanding balance under the line is subject to daily fluctuations. Based on eligible receivables and inventory, we had under our line of credit, total available borrowing capacity (including the amount outstanding of $3,250,000) of approximately $8,950,000 at December 31, 2006.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia who have purchased products on an unsecured open account basis and through Company owned warehouse distribution facilities. Accounts receivable, net of allowance, at December 31, 2006 was $7,854,000 compared to $8,344,000 at December 31, 2005. The decrease in receivables of $490,000, or approximately 5.9%, was primarily related to decreased sales in the fourth quarter of 2006, as compared to the same period ending December 2005.

In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998 (the “Merger”) As a result of the consummation of the Merger with its wholly-owned subsidiary, we agreed to pay $733,000 in cash to our former preferred stockholders. At December 31, 2006, we had paid $724,000 of such cash amount. Amounts payable to such stockholders at December 31, 2006 results from the former preferred stockholders’ non-compliance with the conditions for payment. Also, we have paid the holders of debentures, which were issued in connection with the Merger, an aggregate of $940,000. Amounts payable to stockholders at December 31, 2006 on our consolidated balance sheet includes $73,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such Merger.

We presently are focusing our efforts on expanding market share through opening new distribution facilities, broadening the product line of our existing distribution facilities in selected markets, evaluating further expansion of our manufacturing capabilities at our two manufacturing facilities, enhancing customer service, increasing operating productivity through capital investment and improving working capital. We expect to incur various capital expenditures aggregating approximately $1,550,000 during the next twelve months to upgrade and maintain our equipment and delivery fleet to support our existing facilities, including the recent opening of a new distribution facility in Ocala, Florida. We expect to finance approximately $1,050,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In addition, in 2007 we are continuing the implementation of a new computer and data processing system for inventory, sales management, financial reporting, internal controls and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service our customers.

In 2006, we initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service our customers. The initial scope of the project is expected to cost approximately $435,000 of which approximately $332,000 was financed by a commercial lender in the first quarter of 2006 and recorded as long-term debt. As of December 31, 2006, we have capitalized $381,000 of costs related to this conversion. Rollout of this new system began in July 2006, and resulted in an increase in operating expense of approximately $149,000, including depreciation expense of $44,000 during the last six months of 2006. Such operating expenses are expected to continue at approximately the same rate into the ongoing future. We entered into an agreement with a communications company to provide a wide area network and other various services for approximately $9,000 per month for a 36 month period beginning in April 2006.

In February 2006, we opened a distribution facility in Mobile, Alabama, to build market share and to satisfy current product demand resulting from property damage caused by Hurricane Katrina. In August 2006 we opened an additional distribution facility in Brooksville, Florida and in March 2007, completed the opening of a facility in Ocala, Florida. In addition during 2006, we moved our office headquarters to a new office site in Pompano Beach, Florida to gain more space and to expand the manufacturing and distribution capabilities of the manufacturing facility we formerly shared in Pompano Beach, Florida. We are currently investigating opening additional distribution facilities to increase market share and generate internal growth in the Southeastern United States area. Opening new distribution facilities is dependent upon many factors, including availability of management, competitive conditions and assurances of product availability from our principal vendors.

We are required to comply with the requirements in Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) effective in fiscal 2007. Implementation of SOX is inherently costly and unpredictable, making it difficult to accurately estimate the future cost associated with compliance. Future costs associated with SOX could materially and adversely affect results of operations and the financial condition.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claims against Acrocrete will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See “Item 3 Legal Proceedings”.

In connection with the Degussa Sales Agreement, we ceased manufacturing operations at our Kennesaw, Georgia facility in the fourth quarter of 2005. Ceasing manufacture of Acrocrete products for which we were not able to obtain insurance for EIFS exposure reduces our litigation risk for that product line in the future. In addition, as part of the Degussa Sales Agreement, Just-Rite entered into a Distribution Agreement with Degussa, in which Degussa has agreed to indemnify Just-Rite against any product liability claims for products manufactured by Degussa and sold through Just-Rite.

We believe our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs. In the event we elect to accelerate its expansion activities, we may seek additional financing from other sources. There can be no assurance that any such financing will be available or that we could obtain any such financing on terms suitable to us.

Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to successfully maintain profitable operations, resolve litigation on terms favorable to us and meet Degussa purchasing requirements.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Our business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. Our future results could be materially and adversely impacted by changes in these or other factors. (See “Part I, Item 1.A, Risk Factors” and “Risk Factors” in our filings with the Securities and Exchange Commission for additional information of our financial exposures.)

Market Risks

Residential and Commercial Construction Activity

Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions, and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that we serve or in the economy could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins and operating results.

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are somewhat adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain or snow, will generally preclude customers from installing our products on job sites. Because much of our overhead and expense remains relatively fixed throughout the year, our profits and operating results also tend to be lower and less favorable during the first and fourth quarters.

Exposure to Interest Rates

A majority of our debt bears interest at rates that vary with changes in market indexes. At December 31, 2006, we had aggregate variable rate mortgage notes of $871,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or the “30-day LIBOR” rates of interest. In addition, our $9,000,000 line of credit from a commercial lender now bears an interest rate of 30-day Libor plus 2%. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of our products. If the interest rate increased or decreased 1%, interest expense would increase or decrease approximately $32,000 based on the outstanding balance at December 31, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115.” FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“ EITF 06-3”). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period in fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of adopting FIN 48 and , as a result, we are not able to estimate the effect the adoption will have on our financial position and result of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of December 31, 2006, we have evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on our consolidated statement of income or financial condition. We will apply SFAS 154 in future periods, when applicable.

Item 8.

Financial Statement and Supplementary Data

Page

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm –
Grant Thornton LLP

29

Report of Independent Registered Certified Public Accounting Firm –
PriceWaterhouseCoopers LLP

30

Consolidated Balance Sheets

31

Consolidated Statements of Operations

32

Consolidated Statement of Changes in Stockholders’ Equity

33

Consolidated Statements of Cash Flows

34

Notes to Consolidated Financial Statements

36

Schedule II - Valuation and Qualifying Accounts

53

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheet of Imperial Industries, Inc. (a Florida Corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Industries, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for shared-based compensation to adopt Statement of Financial Accounting Standard No. 123 (R) “Share-Based Payment”.

GRANT THORNTON LLP

Ft. Lauderdale, Florida

March 30, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imperial Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Imperial Industries, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida

March 31, 2006

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$850,000	$974,000
Restricted cash	1,357,000	1,082,000
Trade accounts receivable (net of allowance for doubtful accounts of $1,077,000 and $917,000 at December 31, 2006 and 2005, respectively)	7,854,000	8,344,000
Inventories	6,279,000	6,563,000
Deferred income taxes	667,000	596,000
Assets held for sale	—	211,000
Other current assets	1,083,000	1,061,000
Total current assets	18,090,000	18,831,000

Property, plant and equipment, at cost	10,697,000	9,022,000
Less accumulated depreciation	(3,633,000)	(2,666,000)
Net property, plant and equipment	7,064,000	6,356,000
Deferred income taxes	220,000	405,000
Other assets	457,000	360,000
Total assets	$25,831,000	$25,952,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,180,000	$3,059,000
Payable to former preferred stockholders	82,000	196,000
Accrued expenses and other liabilities	1,602,000	1,864,000
Income taxes payable	—	657,000
Notes payable – line of credit	3,250,000	4,696,000
Current portion of long-term debt	951,000	740,000
Total current liabilities	8,065,000	11,212,000

Long-term debt, less current maturities	3,307,000	3,461,000
Deferred gain	1,035,000	1,035,000
Deferred compensation	189,000	120,000
Deferred income taxes	—	2,000
Total liabilities	12,596,000	15,830,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2006; 5,000,000 shares authorized; none issued at December 31, 2005	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,506,502 issued at December 31, 2006; 40,000,000 shares authorized; 2,465,772 issued at December 31, 2005	25,000	25,000
Additional paid-in capital	14,669,000	14,454,000
Accumulated deficit	(1,459,000)	(4,357,000)
Total stockholders’ equity	13,235,000	10,122,000
Total liabilities and stockholders’ equity	$25,831,000	$25,952,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Net sales	$75,548,000	$72,254,000	$55,268,000
Cost of sales	53,325,000	50,815,000	38,118,000
Gross profit	22,223,000	21,439,000	17,150,000
Selling, general and administrative expenses	17,295,000	15,895,000	13,588,000
Operating income	4,928,000	5,544,000	3,562,000
Other (expense) income:
Interest expense	(770,000)	(647,000)	(475,000)
Gain on litigation settlement	—	—	482,000
Miscellaneous income	293,000	332,000	185,000
	(477,000)	(315,000)	192,000

Income before income tax provision	4,451,000	5,229,000	3,754,000
Income tax (provision) benefit:
Current	(1,441,000)	(2,430,000)	(1,046,000)
Deferred	(112,000)	614,000	(242,000)
	(1,553,000)	(1,816,000)	(1,288,000)

Net income	$2,898,000	$3,413,000	$2,466,000

Net income per common share – basic	$1.17	$1.40	$1.06

Net income per common share - diluted	$1.14	$1.34	$1.02

Weighted average shares outstanding - basic	2,485,403	2,441,395	2,334,154

Weighted average shares outstanding - diluted	2,538,787	2,555,741	2,408,069

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2003	2,308,858	$23,000	$13,993,000	$(10,236,000)	$3,780,000

Exercise of stock options	70,492	1,000	124,000	—	125,000

Net income	—	—	—	2,466,000	2,466,000

Balance at December 31, 2004	2,379,350	24,000	14,117,000	(7,770,000)	6,371,000

Exercise of stock options, including tax benefit of $204,000	87,933	1,000	337,000	—	338,000

Partial shares canceled in connection with the reverse stock split	(1,511)

Net income	—	—	—	3,413,000	3,413,000

Balance at December 31, 2005	2,465,772	25,000	14,454,000	(4,357,000)	10,122,000

Exercise of stock options, including tax benefit of $127,000	40,730	—	206,000	—	206,000

Fair value of options granted	—	—	9,000	—	9,000

Net income	—	—	—	2,898,000	2,898,000

Balance at December 31, 2006	2,506,502	$25,000	$14,669,000	$(1,459,000)	$13,235,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,898,000	$3,413,000	$2,466,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,025,000	816,000	540,000
Amortization	35,000	42,000	83,000
Provision for doubtful accounts	753,000	396,000	727,000
Provision for write-down of assets	—	—	5,000
Provision for deferred income taxes	112,000	(614,000)	242,000
Excess tax benefits from share-based compensation	(127,000)	—	—
Tax benefit from exercise of stock options	—	204,000	—
(Gain) loss on disposal of fixed assets	(3,000)	6,000	(12,000)
(Gain) loss on disposal of assets held for sale	(14,000)	4,000	(1,000)
Gain on litigation settlement	—	—	(482,000)
Deferred compensation	60,000	60,000	60,000
Stock option compensation	9,000	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(263,000)	(1,199,000)	(2,667,000)
Inventories	284,000	(1,305,000)	(968,000)
Other current assets	(22,000)	(595,000)	(25,000)
Other assets	(66,000)	(258,000)	(72,000)
Accounts payable	(879,000)	(708,000)	1,701,000
Accrued expenses and other liabilities	(262,000)	929,000	448,000
Income taxes payable	(530,000)	657,000	(22,000)
Net cash provided by operating activities	3,010,000	1,848,000	2,023,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,727,000)	(2,633,000)	(2,280,000)
Proceeds received from sale of property and equipment	6,000	148,000	29,000
Proceeds received from disposal of assets held for sale	159,000	10,000	14,000
Proceeds received from insurance settlement	—	—	8,000
Net proceeds from sale of assets	—	1,035,000	—
Net cash used in investing activities	(1,562,000)	(1,440,000)	(2,229,000)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities
Proceeds from notes payable line of credit	78,056,000	75,760,000	55,077,000
Repayments of notes payable line of credit	(79,502,000)	(77,021,000)	(55,590,000)
Payment to former preferred stockholders	(114,000)	(56,000)	(9,000)
Payment of obligation for appraisal rights	—	—	(568,000)
Proceeds from issuance of long-term debt	1,046,000	1,378,000	1,911,000
Proceeds from exercise of stock options	79,000	137,000	117,000
Repayment of long-term debt	(989,000)	(768,000)	(381,000)
Excess tax benefits from share-based compensation	127,000	—	—
Increase in restricted cash	(275,000)	(7,000)	(128,000)
Payment of fractional shares of common stock in connection with the reverse stock split	—	(3,000)	—
Net cash (used in)provided by financing activities	(1,572,000)	(580,000)	429,000
Net (decrease) increase in cash and cash equivalents	(124,000)	(172,000)	223,000
Cash and cash equivalents, beginning of year	974,000	1,146,000	923,000
Cash and cash equivalents, end of year	$850,000	$974,000	$1,146,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$734,000	$647,000	$477,000
Cash paid during the year for income taxes	$2,319,000	$1,445,000	$1,175,000
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$257,000	$29,000	$1,246,000
Asset acquisitions financed	$845,000	$1,349,000	$665,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

The Company and Summary of Significant Accounting Policies

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”,) are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

A summary of the significant accounting policies followed by us in the preparation of our consolidated financial statements is presented below.

(a)

Consolidation

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Premix, Just-Rite, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated.

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base. We perform credit evaluations on customers prior to acceptance. Trade accounts receivable are unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. At December 31, 2006 and 2005, we had no significant concentrations of credit risk.

We place our cash with commercial banks. At December 31, 2006, we had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

(c)

Allowance for Doubtful Accounts

The collectibility of customer accounts is evaluated routinely based on payment history, current economic condition and an assessment of our lien and bond rights. We recognize bad debt using the allowance method based on our accounts receivable aging at the end of the period. The Company reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. If deemed necessary, we record an allowance for doubtful accounts and write off all uncollectible receivables against the reserve.

(d)

Inventories and Rebates

Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out (“FIFO”) or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost is immaterial. Finished goods include the cost of raw materials, freight in, direct labor and plant overhead.

Just-Rite has an arrangement with a buying group providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. Just-Rite accrues the estimated receipt of vendor rebates as a reduction of the cost of inventory purchases based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year.

For the year ended December 31, 2006, the Company recorded vendor rebates of approximately $640,000 of which, approximately $12,000 is recorded as a reduction to inventory and $305,000 as a receivable due from the vendor. For the year ended December 31, 2005, the Company recorded vendor rebates of approximately $534,000, of which $18,000 was recorded as a reduction to inventory and $346,000 as a receivable due from vendor.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(e)

Property, plant and equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor renewals and betterments are expensed as incurred.

(f)

Income taxes

The Company utilizes the liability method for determining its income taxes. Under this method, deferred taxes and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized.

(g)

Basic and diluted earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the additional dilutive effect of common stock equivalents outstanding during the year. The dilutive effect of options and warrants is calculated using the treasury stock method (See Note 11, Basic and Diluted Earnings Per Share).

(h)

Cash and cash equivalents

Cash and cash equivalents are those highly liquid investments with original maturities when purchased of three months or less. Included in cash and cash equivalents at December 31, 2006 and 2005 are short-term time deposits of $129,000 and $126,000, respectively.

(i)

Restricted cash

At December 31, 2006 and 2005 restricted cash consists of $1,357,000 and $1,082,000, respectively, of customer payments that were received and is required to be remitted to the Company’s commercial lender upon bank clearance under the terms of our line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance of the line of credit and will generally result in greater borrowing capacity.

(j)

Revenue recognition policy

The Company recognizes revenue when the following four criteria are met.

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collectibility is reasonably assured.

Revenue is recognized net of discounts and allowances, at the point of sale or upon delivery to our customer’s site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are FOB shipping point.

(k)

Accounting Change

Prior to January 1, 2006, we measured compensation expense related to the grant of stock options and stock-based awards to employees using the intrinsic value method, under which compensation expense, if any, was generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award. Because our policy is to grant

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

employee stock options at an exercise price equal to the fair value of the Company’s stock at the date of grant, we have not recognized compensation expense for our employee stock options prior to January 1, 2006.

In accordance with the modified prospective transition method, results for the years ended December 31, 2005 and 2004 have not been restated. The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to account for stock-based compensation for the years ended December 31 (in thousands, except per share amounts).

	2005	2004
Net income available to common stockholders, as reported	$3,413	$2,466

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(313)	(98)
Net income, pro forma	$3,100	$2,368
Earnings per share:
Basic as reported	$1.40	$1.06
Basic pro forma	$1.27	$1.01
Diluted as reported	$1.34	$1.02
Diluted pro forma	$1.21	$0.99

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”(See Note 10 Stock-Based Compensation) for a discussion of the adoption impact of SFAS No. 123R. The fair value of any stock options or non-vested stock awards, which are subject to graded vesting, granted after January 1, 2006 is expensed based on their graded vesting schedule.

(l)

Use of estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the recording of revenues and expenses to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(m)

Fair value of  Financial Instruments

Recorded financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under line of credit and debt instruments included in other long-term debt. At December 31, 2006 and 2005, the fair values of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximated their carrying values due to the short-term nature of these instruments.

The fair values of variable rate borrowings under the line of credit agreement and debt instruments included in long-term debt also approximate their carrying value based upon interest rates available for similar instruments with consistent terms and remaining maturities.

(n)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to approximately $43,000, $18,000 and $23,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(o)

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses. Shipping and handling fees charged to customers is recorded in revenue.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(p)

Segment Reporting

For the years ended December 31, 2006, 2005 and 2004, management has determined that we operated in a single operating segment.

(q)

Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. We accrue legal fees and a loss contingency when we believe a loss is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

(r)

Assets Held for Sale

At December 31, 2005, we had $211,000 in assets held for sale consisting of real property we received in connection with the settlement of litigation with a former employee. Assets held for sale are recorded at fair value at the date of receipt, and reviewed periodically for impairment, with any noted impairment charges taken against earnings. At December 31, 2006, the remaining asset is recorded in other assets since it is no longer held for sale. The asset is recorded in the balance sheet in other assets.

(s)

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model.

(t)

Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. We periodically assesses the adequacy of our recorded warranty liability and adjusts the amount as necessary. The warranty reserve at December 31, 2006 and 2005 of $42,000 and $50,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31,
	2006	2005
Beginning balance	$50,000	$87,000
Warranty provision	42,000	98,000
Warranty payments	(50,000)	(135,000)
Ending balance	$42,000	$50,000

(u)

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115.” FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of  SFAS No. 159 to have a material

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

impact on our financial position, results of operations, or cash flows.

(1)

The Company and Summary of Significant Accounting Policies (continued)

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" (" EITF 06-3"). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period in fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of adopting FIN 48 and , as a result, we are not able to estimate the effect the adoption will have on our financial position and result of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of December 31, 2006, we have evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on our

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

consolidated statement of income or financial condition. We will apply SFAS 154 in future periods, when applicable.

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

The aggregate sales price for the Assets consisted of $1,100,000 in cash, plus the net book value of the accounts receivable and equipment to be transferred prior to December 31, 2005. We incurred $65,000 in aggregate transaction expenses. Of the aggregate sales price of $1,320,000, $250,000 was received on July 25, 2005, $983,000 was received on September 30, 2005 and the remaining $87,000 was received in the fourth quarter of 2005.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event we fail to purchase a minimum of $12,000,000, we will be required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once we have purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment (see note 13d). As a result, we have deferred the gain of $1,035,000 on the Degussa Sales Agreement until it has reached the minimum purchase requirements. Once the minimum purchase requirement is reached, we will recognize the gain ratably to the extent the remaining purchase commitment is attained. Our results of operations for the year ended December 31, 2006 and 2005 do not include any gain from the Degussa Sales Agreement.

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005 and completed closure activities in the first quarter of 2006.

The closure charge against cost of sales in the third quarter of 2005 reflected an accrual of the severance payments due to employees at September 30, 2005 of $52,000, in accordance with the terms of a work force reduction plan adopted in July 2005. At December 31, 2006, there is no accrued liability remaining related to the closure.

Costs incurred related to closing the facility are as follows:

	Costs Incurred for Year Ended December 31, 2006	Costs Incurred for Year Ended December 31, 2005	Total Costs Incurred
Severance expenses	$9,000	$75,000	$84,000
Dismantling of production equipment & other plant expenses	30,000	52,000	82,000
Accelerated depreciation & surplus equipment	—	74,000	74,000
Inventory write-down	—	25,000	25,000
	$39,000	$226,000	$265,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(3)

Inventories

Inventories consisted of the following at December 31:

	2006	2005

Raw materials	$474,000	$400,000
Finished goods	5,346,000	5,785,000
Packaging materials	459,000	378,000
	$6,279,000	$6,563,000

(4)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2006	2005	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and leasehold improvements	1,810,000	1,718,000	10 - 40
Machinery and delivery equipment	4,512,000	3,913,000	3 - 20
Vehicles	3,113,000	2,589,000	2 - 8
Furniture, fixtures, and data processing equipment	703,000	243,000	3 - 12
	10,697,000	9,022,000
Less accumulated depreciation	(3,633,000)	(2,666,000)
	$7,064,000	$6,356,000

The net book value of property, plant and equipment pledged as collateral under notes payable and various long-term debt agreements aggregated $5,433,000 and $5,289,000 at December 31, 2006 and 2005, respectively. Leasehold improvements are depreciated over the useful life of the asset or the remaining term, whichever is shorter.

Included in property, plant and equipment are machinery and equipment under capital leases which consist of the following at December 31:

	2006	2005	Estimated useful life (years)
Machinery and equipment	$2,300,000	$2,030,000	5 - 15
Less accumulated amortization	(370,000)	(135,000)
	$1,930,000	$1,895,000

(5)

Notes Payable

At December 31, 2006 and 2005, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender to certain of our subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory and bears interest at a variable rate (Libor + 2.0%), which is 7.35% at December 31, 2006. The interest rate is subject to change based on certain ratios maintained as defined in the agreement. The maturity date of the line of credit is June 1, 2007 and is subject to annual renewal thereafter.

At December 31, 2006, the amount available for borrowing under the $9,000,000 line of credit based on eligible receivables and inventory, was $8,950,000 of which $3,250,000 was outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(6)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31:

	2006	2005
Employee compensation related items	$531,000	$676,000
Taxes, other than income taxes	242,000	444,000
Product warranty	42,000	50,000
Insurance payable	—	138,000
Litigation loss contingency	304,000	400,000
Interest	14,000	6,000
Professional fees	154,000
Other	315,000	150,000
	$1,602,000	$1,864,000

(7)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2006	2005
Mortgage note payable, interest at prime plus 1% (9.25% at December 31, 2006), principal payments of $1,127 plus interest monthly, with a balloon payment of approximately $137,000 due March 10, 2009	$163,000	$177,000
Mortgage note payable, interest at prime plus 1% (9.25% at December 31, 2006), principal payments $800 plus interest payable monthly, with a balloon payment of approximately $76,000 due March 10, 2009	96,000	106,000
Mortgage note payable, interest at prime plus 1% (9.25% at December 31, 2006), principal payments of $1,678 plus interest payable monthly, with a balloon payment of approximately $160,000 due March 10, 2009	201,000	221,000
Mortgage note payable, interest at prime plus 1% (9.25% at December 31, 2006), principal payments of $556 plus interest payable monthly, with a balloon payment of $67,000 due March 10, 2009	82,000	88,000
Mortgage note payable at 6.99%, principal and interest payable monthly in the amount of approximately $6,445, with a balloon payment of approximately $556,000 due March 30, 2010	494,000	690,000
Mortgage note payable at Libor plus 2.5% (7.82% at December 31, 2006), principal and interest payable monthly in the amount of approximately $2,042, with a balloon payment of approximately $125,000 due April 20, 2015	329,000	351,000
Capitalized lease obligation, interest at various rates ranging from 3.0% to 13.4% per annum, principal and interest payable monthly expiring at various dates through December 2009	970,000	995,000
Equipment notes payable, interest at various rates ranging from 5.8% to 10.75%, per annum, principal and interest payable monthly expiring at various dates through December 2009	1,923,000	1,573,000
	4,258,000	4,201,000
Less current maturities	(951,000)	(740,000)
Long-term portion	$3,307,000	$3,461,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(7)

Long-Term Debt (continued)

Long-term debt matures as follows:

Year ended December 31,	Amount
2007	$951,000
2008	962,000
2009	1,231,000
2010	655,000
2011	459,000
$4,258,000

The carrying amount of debt, excluding capital leases, was approximately $3.30 million and $3.22 million at December 31, 2006 and 2005, respectively.

(8)

Income Taxes

Deferred tax asset consisted of the following at December 31:

	2006	2005
Allowance for doubtful accounts	$417,000	$359,000
Litigation reserve	118,000	157,000
Inventory reserve	108,000	35,000
Compensation accrual	—	78,000
Other	24,000	(33,000)
Net current deferred asset	$667,000	$596,000

	2006	2005
Gain on sale of assets	$401,000	$405,000
Goodwill amortization	245,000	283,000
Deferred compensation	73,000	47,000
Other	26,000	73,000
Property, plant & equipment	(525,000)	(405,000)
Net long term deferred asset	$220,000	$403,000

A reconciliation of the federal statutory rate to the effective tax is as follows:

	2006	2005	2004

U.S. statutory rate	34.0%	34.0%	34.0%
State taxes	1.4%	1.4%	1.4%
Permanent differences	(0.5%)	(0.7%)	(1.1%)
	34.9%	34.7%	34.3%

In 2007, the Internal Revenue Service began an audit of our federal income tax return for the year ended December 31, 2004. We do not expect the results of the audit to have a material impact on our financial position, results of operations, or cash flows.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(9)

Capital Stock

(a)

Common Stock

At December 31, 2006 and 2005, we had authorized 10,000,000 and 40,000,000 shares of common stock, $.01 par value per share, respectively, of which 2,506,502 and 2,465,772 respectively, shares of common stock were issued and outstanding. In the third quarter ending September 30, 2006, we filed with the Secretary of State of Delaware an Amendment to our Certificate of Incorporation decreasing the authorized shares of capital stock from 45,000,000 to 12,000,000, of which 10,000,000 shares were designated Common Stock $.01 par value and 2,000,000 shares were designated as preferred stock $.01 par value. The Amendment was approved by our shareholders at the 2006 Annual Meeting of Shareholders held on May 25, 2006. The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In 2006, the Company issued 42,231 shares of Common Stock in connection with the exercise of stock options. In connection with the exercise of stock options. 1,501 shares of Common Stock held by optionees were utilized as partial payment of the exercise price of the options and were cancelled.

In 2005, the Company issued 91,696 shares of common stock in connection with the exercise of stock options. In connection with the exercise of stock options, 3,763 shares of common stock held by optionees were utilized as partial payment of the exercise price of options and were canceled. Also, 1,511 partial shares were canceled in connection with the 1 for 4 reverse stock split.

(b)

Preferred Stock

The authorized preferred stock of the Company consists of 2,000,000 shares, $.01 par value per share. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, redemption terms and prices, the voluntary and involuntary liquidation preferences, and the conversion rights and sinking fund requirements, if any, of such series. At December 31, 2006, and 2005, there were no shares of preferred stock issued and outstanding.

(10)

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R which, among other things, required the recognition of expense for stock options vesting after the date of adoption. In 2006, the Company recorded $9,000 of expense ($6,000 after tax).

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than fair market value of the our common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the date of grant subject to vesting requirements that may be imposed in individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of December 31, 2006, no shares were available for future grants under the Employee Plan or Director Plan.

On May 25, 2006, our stockholders approved our 2006 Stock Award and Incentive Plan (the “2006 Plan”) at the Company’s Annual Meeting of Stockholders. The 2006 Plan includes the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Stock-Based Compensation (continued)

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan replaces the 1999 Plans for future awards, including awards to Directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R superseded our previous accounting methodology using the intrinsic value method under Accounting Principals Board Opinion No. 25 (“APB 25”), “Accounting for Stock issued to Employees.” Prior to January 1, 2006, under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in our Consolidated Statements of Operations, as all stock option awards granted under the 1999 Plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, our Consolidated Financial Statements for prior periods will not be restated to reflect the impact of SFAS 123R, if any.

A summary of the option activity under our stock option plans as of December 31, 2006, and changes during the year ended December 31, 2006 is presented in the following table:

	Number of Options			Weighted-Average Exercise Price Per Share
	2006	2005	2004	2006	2005	2004
Options outstanding at January 1	149,000	153,000	148,000	$6.24	$1.62	$1.28
Granted	1,000	88,000	81,000	$14.64	$9.61	$2.24
Exercised	(42,000)	(92,000)	(72,000)	$2.37	$1.76	$1.74
Forfeited or expired	—	—	(4,000)	$—	—	$2.28
Options outstanding at December 31	108,000	149,000	153,000	$7.89	$6.24	$1.62
Vested at December 31	108,000	149,000	153,000	$7.89	$6.24	$1.62
Exercisable at December 31	108,000	97,000	153,000	$7.89	$3.17	$1.62

The aggregate intrinsic value of options outstanding, exercisable and vested at December 31, 2006 is approximately $234,000. The weighted average remaining life of options outstanding, exercisable and vested at December 31, 2006 is $3.21. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was approximately $535,000, $1,034,000 and $253,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Stock-Based Compensation (continued)

Information with respect to outstanding and exercisable stock options at December 31, 2006 was as follows:

		Options Outstanding and Exercisable
Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$ 0.72	2,000	1.42	$ 0.72
$ 0.88	5,000	.42	$ 0.88
$ 1.24	2,000	2.25	$ 1.24
$ 2.88	25,000	2.58	$ 2.88
$ 5.60	5,000	3.08	$ 5.60
$ 6.46	1,000	2.25	$ 6.46
$ 6.76	1,000	1.42	$ 6.76
$ 6.64	15,000	3.25	$ 6.61
$12.06	51,000	4.00	$12.06
$14.64	1,000	2.58	$14.64

Total	108,000		$ 7.89

The weighted average fair value of stock options granted during 2006, 2005 and 2004 were $5.87, $5.72 and $.57 per share, respectively, at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2006, 2005 and 2004; no expected dividend yield; expected volatility of 69%, 114% and 215%; risk free interest rate of 4.88%, 4.35% and 2.7%; and an expected option life of  2, 2 and 4 years for each period, respectively. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The estimated expected option life is based primarily on historical employee exercise patterns. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options.

(11)

Basic and Diluted Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 (in thousands except per share amounts):

		2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share

Net income per common share - basic	$2,898	2,485	$1.17	$3,413	2,441	$1.40	$2,466	2,334	$1.06

Effect of Dilutive Securities:
Options	—	54	(0.03)	—	115	(0.06)	—	74	(0.04)
Net income per common share - diluted	$2,898	2,539	$1.14	$3,413	2,556	$1.34	$2,466	2,408	$1.02

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(12)

Related Party Transactions

We and our subsidiaries paid legal fees of approximately $223,000, $187,000 and $198,000 in 2006, 2005 and 2004, respectively, to a law firm with which one director, our Chairman of the Board is affiliated. Also, we had amounts payable to this law firm of approximately $7,200 and $20,000 at December 31, 2006 and 2005 respectively. Such fees were primarily for services rendered by members and associates of such law firm other than the one director. In addition, we paid annual lease payments of $94,000 for use of a distribution facility in each of 2006, 2005 and 2004, to the former owner of a business acquired by a Company subsidiary. The former owner is currently employed by the Company’s subsidiary. Also, we employ a relative of a member of management and paid a salary of approximately $17,000, in 2006.

(13)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in three instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in 23 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 16 of these claims and are providing a defense in three other cases, for which DFH expects its carriers will eventually accept coverage. In one other recent claim, DFH’s insurance carriers have been placed on notice and are expected to provide a defense. With respect to two claims, the insurance carrier has accepted coverage and will pay all defense and indemnity costs once the self insured retention has been exhausted.

In one other pending EIFS claim, DFH is a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for negligent misrepresentation, fraudulent misrepresentation, violation of Florida’s Unfair and Deceptive Trade Practices Act and breach of warranty for damages from DFH for moisture damages allegedly caused by DFH’s EIFS products. DFH was granted summary judgment on all claims other than negligent misrepresentation and fraudulent misrepresentation. Our insurance carrier provided a defense and accepted coverage under a reservation of rights.

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

On January 26, 2006, DFH filed notices of appeal of the underlying judgments.  On August 8, 2006, the appellate court, in a per curiam decision, reversed the lower court’s judgments and remanded the case for a new final hearing. As a result of the reversal, the judgments entered against DFH are null and void and of no legal effect.  During a scheduling conference in September 2006, the trial judge scheduled the re-trial to take place in August 2007. DFH has filed a motion for summary judgment on all of the Derks’ claims which is scheduled to be heard on April 5, 2007. If DFH does not prevail on its motion for summary judgment, the parties are expected to attend mediation before May 4, 2007, the deadline set by the trial judge for the parties to attend mediation.  DFH’s insurance carrier has agreed to provide a defense to DFH, and has retained trial counsel on DFH’s behalf.

Subsequent to the filing of the notice of appeal and as a direct result of the insurance carrier’s failure to pay the judgments when entered, DFH filed a notice with the Florida Department of Insurance which is required to commence the statutory waiting period before DFH is permitted to file suit against the insurance carrier for failure to pay the judgments.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Commitments and Contingencies (continued)

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

While DFH believes that Liberty Mutual’s declaratory judgment action is without merit, at this time it remains uncertain what the effect of the August 8, 2006 appellate court decision will have on the declaratory judgment action.  Notwithstanding DFH’s dispute with Liberty Mutual over coverage, Liberty Mutual has paid all attorney’s fees and costs that were incurred on appeal of the judgments, and continues to pay for all attorney’s fees and costs incurred in the re-trial of this matter.

The six more recent EIFS claims that have been filed against DFH are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Four of the cases subject to the S.I.R. have been settled. With respect to the two remaining EIFS cases, DFH’s applicable insurance carrier is expected to accept coverage and to pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, we believe that all such claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, we believe that discovery in the case will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. We believe that this will occur well before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

The allegations of defects in EIFS are not restricted to DFH products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, we were forced on March 15, 2004 to renew our existing products liability coverage with an exclusion for EIFS exposure. However, DFH has made a concerted effort to limit its exposure in any such future EIFS claims. For example, DFH instructed its salesmen and independent distributors not to sell acrylic stucco products for EIFS applications to end users in the residential construction market and eliminated warranties of acrylic stucco products used in such applications. In addition, we no longer manufacture such products following the closure of the DFH manufacturing facility in Kennesaw, Georgia in the fourth quarter of 2005, further reducing future exposure to EIFS claims. Following the closure of the DFH manufacturing facility, Just-Rite became a distributor of acrylic stucco products manufactured by Degussa under the Acrocrete brand. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products.

To date, DFH has not experienced any EIFS claims for any periods that would not be covered by insurance. Due to the uncertainty and unpredictability of litigation, there can be no assurance as to when, or if any future uninsured claims may be filed, and if they were, to not be material.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Commitments and Contingencies (continued)

Non-EIFS Claims

DFH is a named defendant in four claims alleging moisture intrusion damage to buildings resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carriers are providing a defense and have accepted coverage under a reservation of rights for these non-EIFS Claims. Of these four claims, one has no S.I.R., while each of the other three claims is subject to a $10,000 S.I.R. DFH has exhausted the $10,000 S.I.R. for these claims.

General

Historically, there have been 300 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was approximately $20,000. With the exception of two claims, where DFH contributed $5,000 towards settlement in December 2005 and $20,000 towards settlement in August 2006, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims not subject to S.I.R. limits. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on our consolidated results of operations.

We have no reason to believe that, based on such historical experience, the pending EIFS and non-EIFS claims which are not subject to S.I.R. limits, will not be similarly resolved and no accrual can reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded for any of these claims. Losses and expenses in excess of insurance coverage could have a material adverse effect on our operating results and financial condition.

Based on the pending EIFS claims and non-EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $304,000 which is recorded in accrued expenses and other liabilities at December 31, 2006. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims when applicable.

Just-Rite, Premix and DFH are engaged in other legal actions and claims arising in the ordinary course of its business, none of which are believed to be material to us.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Annual matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the years ended December 31, 2006, 2005 and 2004, the aggregate contribution required to the plan was approximately $54,000, $53,000 and $38,000 respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Commitments and Contingencies (continued)

(c)

Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases. For all noncancellable leases, future minimum lease commitments consisted of the following at December 31:

Amount
2007	$1,058,000
2008	759,000
2009	439,000
2010	273,000
2011 and thereafter	240,000
$2,769,000

Rental expense incurred for operating leases were approximately $1,101,000, $958,000 and $789,000, for the three years ended December 31, 2006, 2005 and 2004, respectively.

(d)

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

Just-Rite has agreed to purchase a minimum of $16,000,000 of products manufactured by Degussa under the DFH brand name over the term of the Distribution Agreement. Once we have purchased a minimum of $12,000,000, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment.

For the period October 2005 through December 2006, Just-Rite purchased approximately $9,960,000 of products manufactured by Degussa pursuant to the Distribution Agreement. Based on historical sales of this product and future business prospects, we believe Just-Rite will achieve the minimum purchases required under the Distribution Agreement, although there can be no assurance of this because of many risks and uncertainties beyond our control (see Note 2).

(14)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on our consolidated balance sheets at December 31, 2006 and December 31, 2005 is $82,000 and $196,000, respectively.

(15)

Settlement of Litigation and Acquisition of Assets

In September 2004, we completed a settlement of certain litigation against a former employee and others. At December 31, 2005, we had two parcels of real estate received as part of such settlement valued at approximately $211,000 classified as assets held for sale. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain, leaving one remaining parcel held for investment valued at $66,000, which now is classified in other assets at December 31, 2006.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Impact of Hurricane Katrina and Wilma

In connection with Hurricanes Katrina and Wilma which hit the Southeast United States in the third and fourth quarters of 2005, our Gulfport, Mississippi and Port St. Lucie, Florida facilities incurred damages of approximately $1,002,000. Damages were primarily related to buildings and inventory.

Our insurance carrier covered approximately $983,000 of the damages incurred of which none remained due as of December 31, 2006. At December 31, 2005 $452,000 of such amount remained due and was included in other current assets of the accompanying 2005 balance sheet.

The net charge to our financial statements in 2005 from storm related damages was approximately $19,000.

(17)

Quarterly Financial Data (unaudited)

Following is a summary of the unaudited quarterly results for 2006 and 2005.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$20,196,000	$20,616,000	$17,673,000	$17,063,000
Gross profit	6,075,000	6,152,000	5,034,000	4,962,000
Net income	1,081,000	1,116,000	494,000	207,000
Per common share
Basic earnings per share*	$0.44	$0.45	$0.20	$0.08
Diluted earnings per share*	0.42	0.43	0.19	0.08

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$16,592,000	$17,443,000	$18,068,000	$20,151,000
Gross profit	5,178,000	5,460,000	5,349,000	5,452,000
Net income	831,000	1,011,000	839,000	732,000
Per common share
Basic earnings per share	$0.34	$0.42	$0.34	$0.30
Diluted earnings per share	0.33	0.40	0.33	0.28

———————

*

Quarterly basic and diluted net income per common share were independently determined for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

SCHEDULE II

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYNG ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance beginning of period	Charged to cost and expenses	Charged to Other accounts	Deductions		Balance at end of period

Year Ended December 31, 2006:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$917,000	$753,000	$—	$593,000	(A)	$1,077,000

Year Ended December 31, 2005:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$874,000	$396,000	—	$353,000	(A)	$917,000

Year Ended December 31, 2004:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$556,000	$828,000	—	$510,000	(A)	$874,000

———————

(A)

Uncollectable accounts written off, net of recoveries.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed our independent registered public accounting firm in April 2006 for the fiscal year ending December 31, 2006 from PriceWaterhouseCoopers LLP to Grant Thornton LLP. Information regarding the change in the independent registered accounting firm was reported in our Current Report on Form 8-K dated April 11, 2006. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.

Controls and Procedures

a.

Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

Our management, under the supervision of our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

b.

Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

Information regarding our Board of Directors appearing under the caption “Election of Directors” and “Board of Directors and its Committees” in our Proxy Statement for its 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce	58	Chairman of the Board

Lisa M. Brock	48	Director

Nadine Gramling	61	Director

Milton J. Wallace	71	Director

Morton L. Weinberger, CPA	77	Director

Howard L. Ehler, Jr.	63	Director, Principal Executive Officer, Chief Operating Officer, and Secretary of the Company, President of Premix and Vice President of Just-Rite

Stephen C. Brown	60	President, Just-Rite

Fred H. Hansen	60	President, DFH, Inc.

Steven M. Healy, CPA	44	Chief Financial Officer of the Company

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the Company since 1988. Mr. Ponce has been engaged in the practice of law for over thirty (30) years and is currently a shareholder in the law firm of Legon, Ponce & Fodiman, P.A. During 2002, Mr. Ponce served as special counsel to then United States Senator Bob Graham. Mr. Ponce is the Chairman-elect of the Orange Bowl Committee and is a member of the Board of Directors of the University of Florida Foundation, Inc. and has served as Chairman of its audit committee. Additionally, Mr. Ponce is a member of the Board of Directors of the University of Florida Athletic Association, Inc. where he serves on various committees, including the Chairman of its finance committee. He is also a non-practicing certified public accountant.

Lisa M. Brock. Mrs. Brock has been a Director of the Company since 1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix-Marbletite Manufacturing Co. and Acrocrete, Inc., as Vice President for over five (5) years until December 1994, when she retired.

Nadine Gramling. Ms. Gramling was elected a Director of the Company in May 2005. Prior thereto, Ms. Gramling has served as Vice President of Lifestyle Home Solutions, Inc., a real estate holding company since 2003. Ms. Gramling has also been the owner of Gramling enterprises, Inc. d/b/a Active Professionals, a property management consulting company since 2002. From 1978 until 2000, Ms. Gramling was President and Chief Executive Officer of Southeastern Metals Manufacturing Co., Inc., a manufacturer and distributor of metal products for the building construction industry. Ms. Gramling served on the local Advisory Board of South Trust Bank from 2002 until the bank was sold in 2004.

Milton J. Wallace. Mr. Wallace has been a member of the Board of Directors since 1999. Mr. Wallace was a practicing attorney in Miami, Florida for over 40 years until 2005, when he retired. Mr. Wallace served as co-founder and chairman of the board of directors of Renex Corporation, a provider of kidney dialysis services, from July 1993 to February 2000, when that company was acquired by National Nephrology Associates, Inc. Mr. Wallace also was the co-founder and a director of Home Intensive Care, Inc., a provider of home infusion and dialysis services, from 1985 to July 1993, when that company was acquired by W.R. Grace & Co. Mr. Wallace was chairman of the board of directors of Med/Waste, Inc., an entity engaged in the business of medical waste, from June 1993 until February 13, 2002, when that company filed a voluntary bankruptcy petition under federal bankruptcy laws. Mr. Wallace currently serves as Chairman of the board of directors of Renal Care Partners, Inc., as vice chairman of the board of directors of Preferred Care Partners, and as a member of the board of directors of Catalyst Pharmaceutical Partners, Inc.

Morton L. Weinberger. Mr. Weinberger has been a Director of the Company since 1988. Mr. Weinberger, a certified public accountant, has been self-employed as a consultant to various professional organizations for the past sixteen (16) years. For the previous thirty (30) years, he was engaged in the practice of public accounting. During a significant portion of such period, he was a partner with Peat Marwick Mitchell & Co., now known as KPMG Peat Marwick, and thereafter BDO Seidman, both public accounting firms.

Howard L. Ehler, Jr. Mr. Ehler has been a Director of the Company since 2000. He has been Principal Executive Officer of the Company since March 1990 and Executive Vice President, Chief Financial Officer (through November 2005) and Secretary of the Company since April 1988. Prior thereto he was Vice President, Chief Financial Officer and Assistant Secretary of the Company for over five years. In August 2004 Mr. Ehler assumed the position of President of Premix while maintaining his other positions with the Company

Stephen C. Brown. Mr. Brown has been President of Just-Rite since June 1, 2004, and was Vice President of Premix from August 2004 until April 2006. From 2000 until his appointment as President of Just-Rite, Mr. Brown was retired. Prior thereto, from 1997 until 2000, he served as President and CEO of Rugby Building Products, Inc. until its merger with Huttig Building Products.

Fred H. Hansen. Mr. Hansen has been President of DFH since January 2006. From 2001 until his appointment as President of DFH, he served as a consultant and as an employee of the Company and its subsidiaries. Mr. Hansen had been President of Premix and DFH from September 1996 until his retirement in December 2000.

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

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

All officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Information regarding the filing of such reports is included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding the Company’s Business Conduct and Ethics is posted on our website at www.imperialindustries.com and is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 11.

Executive Compensation

Information appearing under the caption “Executive Compensation” in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13.

Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions appearing under the caption “Certain Transaction” in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.

Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Independent Certified Public Accountant” in our Proxy Statement for our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Imperial Industries, Inc. and Imperial Merger Corp. dated October 12, 1998 (Form S-4 Registration Statement, Exhibit 2).
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
3.5	Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, Exhibit 3.5)
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

10.16	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2006.)
14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)
*21	Subsidiaries of the Company.
*23.1	Consent of Grant Thornton LLP.
*23.2	Consent of PricewaterhouseCoopers LLC
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

Reports filed on Form 8-K:

(a)

A Form 8-K was filed on November 7, 2006 announcing the issuance of a press release reporting that the Company will host a conference call to discuss its financial results for the third quarter ended September 30, 2006 on November 14, 2006.

(b)

A Form 8-K was filed on November 13, 2006 announcing the issuance of a press release setting forth a summary of the Company’s sales and operating results for the third quarter and nine months ended September 30, 2006.

(c)

A Form 8-K was filed on November 17, 2006 providing a copy of the transcript of the conference call the Company held with the investment community on November 14, 2006 to discuss its financial results for the third quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 30, 2007	By:	/s/ HOWARD L. EHLER, Jr.
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	March 30, 2007
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 30, 2007
Lisa M. Brock

/s/ NADINE GRAMLING	Director	March 30, 2007
Nadine Gramling

/s/ MILTON J. WALLACE	Director	March 30, 2007
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 30, 2007
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR	Director, Chief Operating Officer, Principal Executive Officer, and Secretary	March 30, 2007
Howard L. Ehler, Jr.

/s/ STEVEN M. HEALY, CPA	Chief Financial Officer	March 30, 2007
Steven M. Healy, CPA