Form 10-Q
period 2007-03-31
IMPERIAL INDUSTRIES INC
filed 2007-05-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 11, 2007: 2,514,002

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Consolidated Balance Sheets

March 31, 2007 (Unaudited) and December 31, 2006

3

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2007 and 2006

4

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2007 and 2006

5

Notes to Consolidated Financial Statements

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

21

Item 4.      Controls and Procedures

22

PART II. – OTHER INFORMATION

Item 1.      Legal Proceedings

23

Item 1A.   Risk Factors

23

Item 6.      Exhibits

24

SIGNATURES

25

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$546,000	$850,000
Restricted cash	889,000	1,357,000
Trade accounts receivable (net of allowance for doubtful accounts of $1,100,000 and $1,077,000 at March 31, 2007 and December 31, 2006, respectively)	7,843,000	7,854,000
Inventories	6,676,000	6,279,000
Deferred income taxes	605,000	667,000
Other current assets	948,000	1,083,000
Total current assets	17,507,000	18,090,000

Property, plant and equipment, at cost	10,823,000	10,697,000
Less accumulated depreciation	(3,878,000)	(3,633,000)
Net property, plant and equipment	6,945,000	7,064,000
Deferred income taxes	220,000	220,000
Other assets	456,000	457,000
Total assets	$25,128,000	$25,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,856,000	$2,180,000
Payable to former preferred stockholders	82,000	82,000
Accrued expenses and other liabilities	1,233,000	1,602,000
Notes payable – line of credit	1,073,000	3,250,000
Current portion of long-term debt	916,000	951,000
Total current liabilities	7,160,000	8,065,000

Long-term debt, less current maturities	3,104,000	3,307,000
Deferred gain	1,035,000	1,035,000
Deferred compensation	213,000	189,000
Total liabilities	11,512,000	12,596,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at March 31, 2007 and at December 31, 2006, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,506,502 shares issued at March 31, 2007 and December 31, 2006, respectively	25,000	25,000
Additional paid-in capital	14,669,000	14,669,000
Accumulated deficit	(1,078,000)	(1,459,000)
Total stockholders’ equity	13,616,000	13,235,000
Total liabilities and stockholders’ equity	$25,128,000	$25,831,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Net sales	$16,531,000	$20,033,000

Cost of sales	11,535,000	14,088,000

Gross profit	4,996,000	5,945,000

Selling, general and administrative expenses	4,524,000	4,135,000

Operating income	472,000	1,810,000

Other income (expense):
Interest expense	(108,000)	(170,000)
Miscellaneous income	229,000	78,000
	121,000	(92,000)

Income before income tax expense	593,000	1,718,000

Income tax expense	(212,000)	(637,000)

Net income	$381,000	$1,081,000

Net income per common share – basic	$0.15	$0.44

Net income per common share – diluted	$0.15	$0.42

Weighted average shares outstanding – basic	2,506,502	2,468,241

Weighted average shares outstanding – diluted	2,533,911	2,552,685

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$381,000	$1,081,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274,000	216,000
Amortization	12,000	10,000
Provision for doubtful accounts	133,000	186,000
Provision for deferred income taxes	62,000	3,000
Loss on disposal of fixed assets	9,000	1,000
Deferred compensation	24,000	15,000
Changes in operating assets and liabilities
Trade accounts receivable	(123,000)	(1,501,000)
Inventories	(397,000)	(1,508,000)
Other current assets	135,000	347,000
Other assets	(11,000)	7,000
Accounts payable	1,676,000	1,514,000
Accrued expenses and other liabilities	(369,000)	(258,000)
Income taxes payable	—	173,000
Net cash provided by operating activities	1,806,000	286,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(163,000)	(727,000)
Proceeds received from sale of property and equipment	—	1,000
Net cash used in investing activities	(163,000)	(726,000)

Cash flows from financing activities
Proceeds from notes payable line of credit	15,543,000	20,070,000
Repayments of notes payable line of credit	(17,720,000)	(20,430,000)
Payment to former preferred stockholders	—	(110,000)
Proceeds from issuance of long-term debt	—	860,000
Proceeds from exercise of stock options	—	13,000
Repayment of long-term debt	(238,000)	(202,000)
Decrease in restricted cash	468,000	319,000
Net cash (used in) provided by financing activities	(1,947,000)	520,000

Net (decrease) increase in cash and cash equivalents	(304,000)	80,000
Cash and cash equivalents, beginning of period	850,000	974,000
Cash and cash equivalents, end of period	$546,000	$1,054,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:

Cash paid during the three months for interest	$99,000	$169,000

Cash paid during the three months for income taxes	$—	$460,000

Non-cash transactions:

Asset acquisitions financed	$—	$—

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2007, or for the year ended December 31, 2006. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)

Description of Business

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), and DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and Company-owned distribution facilities.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated.

(3)

Accounting Change

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, we recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.

There were no unrecognized tax benefits as a result of the implementation of FIN 48. There have been no material changes in unrecognized tax benefits since January 1, 2007

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the year 2004 in the first quarter of 2007. As of March 31, 2007, the IRS has not proposed any adjustments to our tax positions. Currently, we do not anticipate any adjustments that would result in a material change to our financial position.

Our policy for interest accrued related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There are no accruals for the payment of interest and penalties at January 1, 2007.

(4)

Sale of Certain Assets and Closure of Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. (“Degussa”) and Degussa Construction Chemical Operations, Inc. (“DCCO” and collectively with Degussa, the “Purchasers”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia and also agreed to cease the manufacture of products prior to December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications (the “Degussa Sales Agreement”).

The Purchasers acquired certain of the assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”).

As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by Degussa. Just-Rite has agreed to purchase at least $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite fails to purchase a minimum of $12,000,000, we will be required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once we have purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, we have deferred the gain of $1,035,000 on the Degussa Sales Agreement until we have reached the minimum purchase requirement. Once the minimum purchase requirement is reached, we will recognize the gain ratably to the extent the remaining purchase commitment is attained. The minimum purchase requirement was reached in the second quarter of 2007.

In connection with the Degussa Sales Agreement, DFH ceased manufacturing operations at its Kennesaw, Georgia facility in the fourth quarter of 2005 and completed closure activities in the first quarter of 2006.

(5)

Inventories and Rebates

Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out (“FIFO”) or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost is immaterial. Finished goods include the cost of raw materials, freight in, direct labor and plant overhead.

Just-Rite has an arrangement with a buying group and certain vendors providing for inventory purchase rebates (“vendor rebates”) based principally upon achievement of certain volume purchasing levels during the year. Just-Rite accrues the estimated receipt of vendor rebates as a reduction of the cost of inventory purchases based on progress towards earning the vendor rebates taking into consideration cumulative purchases throughout the year.

Substantially all vendor rebate receivables are collected within three months following the fiscal year-end. Management believes Just-Rite will continue to receive rebates from the buying group and certain vendors in 2007 and thereafter. However, receipt of historical levels of rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by Just-Rite. We recorded vendor rebates in cost of sales of approximately $227,000 and $145,000 in the first three months of 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, we recorded rebates in a contra inventory account of approximately $12,000 and $12,000, respectively. Also, at March 31, 2007 and December 31, 2006, we recorded amounts due from vendors in other assets of $158,000 and $305,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, net, consisted of the following at:

	March 31, 2007	December 31, 2006
Raw Materials	$451,000	$474,000
Finished Goods	5,826,000	5,346,000
Packaging materials	399,000	459,000
	$6,676,000	$6,279,000

(6)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	March 31, 2007	December 31, 2006	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	1,837,000	1,810,000	10-40
Machinery and equipment	4,472,000	4,512,000	3-20
Vehicles	3,237,000	3,113,000	2-8
Furniture, fixtures, and data processing equipment	718,000	703,000	3-12
	10,823,000	10,697,000
Less accumulated depreciation	(3,878,000)	(3,633,000)
	$6,945,000	$7,064,000

(7)

Notes Payable

At March 31, 2007 and December 31, 2006, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender to our subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at a variable rate (Libor + 2.0%), which is 7.32% as of March 31, 2007. Imperial is a guarantor of the subsidiaries’ notes payable. The interest rate is subject to changes based on certain ratios maintained as defined in the agreement. The maturity date of the line of credit is June 1, 2007 and is subject to annual renewal thereafter.

At March 31, 2007, the amount available for borrowing under the $9,000,000 line of credit based on eligible receivables and inventory was $9,000,000, of which $1,073,000 was outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at March 31, 2007 and 2006 of $43,000 and $52,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity during the three months ending March 31, is as follows:

	Three Months Ended March 31,
	2007	2006
Beginning balance	$42,000	$50,000
Warranty provision	4,000	24,000
Warranty payments	(3,000)	(22,000)
Ending balance	$43,000	$52,000

(9)

Long-Term Debt

Long-term debt at March 31, 2007 consists of six mortgage loans which are collateralized by our real properties. The aggregate outstanding balances on such mortgage loans are $1,335,000, less current installments aggregating $119,000. These mortgage loans bear interest at variable and fixed rates ranging from approximately 6.99% to 9.25% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of $2,685,000, less current installments of $797,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from approximately 5.8% to 13.4%.

(10)

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, our Consolidated Financial Statements for periods prior to January 1, 2006 will not be restated to reflect the impact of SFAS 123R, if any.

No options were granted during the first three months of 2007 and 2006.

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of March 31, 2007 no shares were available for future grants under the Employee Plan or Director Plan.

On May 25, 2006, our stockholders approved the Company’s 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan permits the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units, (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii)

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan is administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted, as well as the types of awards.

A summary of the option activity under our stock option plans as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	108,000	$7.89	3.21	$234,000
Options Granted	—	$—	—	—
Options Exercised	—	$—	—	—
Options Cancelled	—	—	—	—
Options outstanding at March 31, 2007	108,000	$7.89	2.96	208,000
Options Exercisable at March 31, 2007	108,000	$7.89	2.96	208,000
Options Vested at March 31, 2007	108,000	$7.89	2.96	208,000

Cash and the fair market value of shares of common stock received from option exercises under the 1999 plans for the three months ended March 31, 2006 was $13,000. The actual tax benefit realized for the tax deductions for share-based compensation plans totaled approximately $3,000 for the three months ended March 31, 2006.

(11)

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

Below is a reconciliation between basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 (in thousands except per share amounts):

	Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$381			$1,081
Basic earnings per share	$381	2,507	$0.15	$1,081	2,468	$.44
Effect of dilutive securities:
Options		27	$—		85	$(.02)
Diluted earnings per share	$381	2,534	$0.15	$1,081	2,553	$.42

All dilutive common stock equivalents are reflected in our earnings per share calculations. Antidilutive common stock equivalents are not included in our earnings per share calculations. There were 52,000 of antidilutive common stock equivalents at March 31, 2007 and zero at March 31, 2006. These stock options had exercise prices ranging from $12.06 to $14.98 per share.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in six instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in 21 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 15 of these claims and are providing a defense in three other cases, for which DFH expects its carriers will eventually accept coverage. With respect to three claims, the insurance carrier has been placed on notice and is expected to accept coverage and to pay all defense and indemnity costs once the self insured retention has been exhausted.

In one other EIFS claim, DFH was a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for moisture damages allegedly caused by DFH’s EIFS products. A jury trial resulted in a judgment against DFH for $523,200, which was reduced to $209,562 by the trial court and was eventually reversed on appeal and remanded for a new final hearing. On April 16, 2007, DFH and the Dercks settled the matter for $150,000. DFH paid $50,000 and our insurance carrier agreed to pay the balance. In connection with the settlement, it was agreed all pending litigation between the Company and our insurance carrier would be dropped. As a result of this settlement, we reversed a portion of the accrual established for this matter resulting in other income of $183,000.

Seven of the more recent EIFS claims that have been filed against DFH, four of which have subsequently been settled are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Of the three remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and to pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, we believe that all three claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, we believe that discovery in these cases will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. We believe that this will occur before the applicable S.I.R. will have been exhausted by DFH or that DFH will thereafter be reimbursed for any expenses paid.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

To date, DFH has not experienced any EIFS claims for any periods that would not be covered by insurance. Due to the uncertainty and unpredictability of litigation, there can be no assurance as to when, or if, any future uninsured claims may be filed, and if they were, to not be material.

Non-EIFS Claims

DFH is a named defendant in three claims alleging moisture intrusion damage involving one condominium project in South Carolina resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carrier is providing a defense and has accepted coverage under a reservation of rights for these non-EIFS claims. These three claims are each subject to a $10,000 S.I.R. which DFH has exhausted.

General

Historically, there have been over 300 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was approximately $20,000. With the exception of the Derck case above, and two other claims where DFH contributed an aggregate of approximately $25,000, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims not subject to S.I.R. limits. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on our consolidated results of operations.

We have no reason to believe that, based on such historical experience, the pending EIFS and non-EIFS claims which are not subject to S.I.R. limits, will not be similarly resolved and therefore no accrual can reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded for any of these claims. Any losses and expenses in excess of insurance coverage could have a material adverse effect on our operating results and financial condition.

Based on the pending EIFS claims and non-EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $150,000 which is recorded in accrued expenses and other liabilities at March 31, 2007. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

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

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the three months ended March 31, 2007 and 2006, the aggregate contribution required by us to fund the plan was approximately $17,000 and $16,000 respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(c)

Lease Commitments

At March 31, 2007, we have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2007 of approximately $1,138,000 for our current operating leases. The leases expire at various dates ranging from June 2007 to April 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. We do not expect to incur any material relocation expenses.

(d)

Product Purchase Commitments

In connection with the Degussa Sales Agreement, Just-Rite entered into a three-year Distribution Agreement with Degussa. Pursuant to the Distribution Agreement, Degussa appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by Acrocrete and which will thereafter be manufactured by Degussa commencing with the effective date of the Distribution Agreement. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products thereafter manufactured by Degussa.

Just-Rite has agreed to purchase a minimum of $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. Once Just-Rite has purchased a minimum of $12,000,000, the Company has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment.

Through March 31, 2007, Just-Rite purchased an aggregate of approximately $11,750,000 of products manufactured by Degussa pursuant to the Distribution Agreement. The minimum purchase requirement was reached in the second quarter of 2007.

(13)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on our consolidated balance sheets at March 31, 2007 and December 31, 2006 is $82,000.

(14)

Settlement of Litigation and Acquisition of Assets

In September 2004, we completed a settlement of certain litigation against a former employee and others and received two parcels of real estate as part of such settlement valued at approximately $211,000. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain. The other, valued at $66,000, is held for investment and classified in other assets at March 31, 2007 and December 31, 2006.

(15)

Related Party Transactions

We and our subsidiaries paid legal fees of approximately $41,000 and $52,000, respectively, in the three months ended March 31, 2007 and 2006, to a law firm with which our Chairman of the Board, is affiliated. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

We had amounts payable to this law firm of approximately $18,000 and $24,000 at March 31, 2007 and 2006, respectively. In addition, we paid lease payments of approximately $24,000 in the three months ended March 31, 2007 and 2006 to the former owner of a business acquired by a one of our subsidiaries. The former owner was employed by a subsidiary until March 31, 2007. Also, we employ a relative of a member of management and paid a salary of approximately $6,000 in the three months ending March 31, 2007 and 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended December 31, 2006. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our”  refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

General

We are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern United States. We have two manufacturing facilities for our products and twelve distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

Our business is driven primarily by the level of construction activity in the above mentioned states in the Southeastern United States. The majority of our products are sold to contractors, subcontractors and building materials dealers who provide building materials for the construction and renovation of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject, among other things, to population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding among other things.

General construction activity had been strong in the Southeastern United States during the last several years through the second quarter of 2006. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida during the last six months of 2006 and first quarter of 2007. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market, for the six months ended December 31, 2006 decreased 44.5% compared to the same period in 2005. Building permits in Florida for the three months ended March 31, 2007 decreased 52.7% compared to the same period in 2006. The depth and duration of the reduction in the construction of new residential units in Florida cannot be predicted. However, building permits for new residential units have increased in our trade area located in the Mississippi Gulf Coast region as compared to the same three month period of the prior year. Residential construction activity is expected to remain solid in those markets due to the continued rebuilding activities in areas impacted by Hurricane Katrina.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2006 Form 10-K Report for a more complete description of risk factors.)

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

These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstance occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance. Investors should carefully consider the risks and uncertainties described below, together with all of the other information in this quarterly report on Form 10-Q and in other documents that the Company files with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of our Company’s common stock could decline, and investors could lose all or part of their investment in our Company’s common stock.

Critical Accounting Policies

The discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such consolidated financial statements requires management to make estimates and assumptions. As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates on historical estimates and assumptions on historical results and known trends as well as it forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe the following critical accounting policies have a higher degree of judgment and complexity.

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

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the aging of the receivables and the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, may affect customers’ ability to pay. As a result, significant judgment is required by us in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by us in estimating our allowance for doubtful accounts could have a material adverse affect on our financial condition.

Inventory Valuation

We value inventories at the lower of cost or market using the first-in, first-out (“FIFO”) or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2006 and 2007 is immaterial. We will record provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. As we generally do not file our income tax returns until after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by us. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, we believe the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. Our anticipated profits from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, as well as many other factors, including those noted under “Special Note Regarding Forward-Looking Statements,” and “Market Risks” and “Risk Factors” appearing elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2007 compared to 2006

Net sales for the three months ended March 31, 2007 decreased $3,502,000, or approximately 17.5% compared to the same period in 2006. The decrease in sales was principally due to a reduction in demand for our products in the new housing and commercial construction markets related to the decline in Florida construction activity. Construction activity in our markets in Florida represent approximately 70% of our consolidated sales for the first quarter of 2007. Our new distribution facilities, located in Mobile, Alabama (opened in February 2006), Brooksville, Florida (opened in August 2006) and Ocala, Florida (opened March 2007) accounted for approximately $701,000 in additional sales for the three months ended March 31, 2007, while facilities located in Dallas, Georgia and Port St. Lucie, Florida which were closed in 2006, represented net sales of approximately $1,253,000 for the three months ended March 31, 2006.

A significant portion of our sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in August 2005. In the three months ended March 31, 2007, our Gulfport, Mississippi distribution facility accounted for sales of $4,432,000 compared to sales of approximately $4,897,000 for the same period in 2006. The Company expects to realize a continuing solid demand for its products in the Gulf Coast region as hurricane clean up and recovery efforts have given way to rebuilding in the damaged areas.

Gross profit as a percentage of net sales in the first quarter of 2007 was approximately 30.2%, as compared to 29.7% for the same period of 2006. Our gross margins were slightly higher in the first quarter of 2007 compared to the same period in 2006, primarily because a greater portion of consolidated sales were represented by manufactured products with higher gross profit margins, as compared to sales represented by products purchased from non-affiliated manufacturers with typically lower gross profit margins. In the first quarter of 2007, the sale of our manufactured products represented approximately 26.0% of total sales as compared to approximately 15.6% for the same period last year. In addition, we obtained approximately $82,000 more purchase rebates from our vendors in the first quarter of 2007 compared to 2006, which had a favorable impact on our gross profit margins in 2007. The decline in residential construction activity is expected to cause downward pressure on our gross profit margins during 2007 due to continued reduced levels of demand for our products and more intense competitive conditions.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2007 was approximately 27.4%, compared to 20.6% for the same period in 2006. The percentage increase for the three month period in 2007 was primarily the result of fixed costs being spread over lower sales volume and an increase in operating expenses. For the three months ended March 31, 2007, selling, general and administrative expenses increased $389,000, compared to the same period of 2006. The increase in expenses for the first three months of 2007 was primarily attributable to an increase of $152,000 in payroll and related costs, a $55,000 increase in depreciation expense, a $45,000 increase in professional fees, and a $103,000 increase in expenses related to converting to the new computer system. Also, in the first quarter of 2007, our new distribution facilities in Brooksville and Ocala, Florida resulted in increased selling, general and administrative expenses other than payroll and depreciation of $81,000. .

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales and gross profits in the first quarter of 2007 compared to the same period in 2006 had an adverse impact on operating income. As a result of the above factors and the unfavorable operating leverage gained from the decrease in sales during the first quarter, we generated operating income of $472,000 in the first quarter of 2007, compared to operating income of $1,810,000 in the same period of 2006, a decrease of 73.9%.

Interest expense decreased $62,000 in the first three months of 2007, compared to the same period in 2006. The decrease in interest expense was primarily due to a lower amount of debt outstanding due during the comparable periods.

Miscellaneous income, net of expenses, increased $151,000 in the first quarter of 2007, compared to the same period in 2006. The increase in miscellaneous income in 2007 is attributed primarily to the recognition of $183,000 of other income from the settlement of product liability litigation against DFH.

For the three months ended March 31, 2007 we recognized income tax expense of $212,000, compared to income tax expense of $637,000 in the same period of 2006. The reduction of $425,000 of income taxes for the three months ended March 31, 2007 compared to the same period in 2006 is due primarily to lower taxable income. Our effective tax rate for the three months ended March 31, 2007 compared to the same period in 2006 decreased 1.3% from 37.1% to 35.8%. This decrease primarily results from the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007. Generally and subject to certain limitations, this deduction is set to further increase to 9% in 2010 and thereafter.

As a result of the above factors, we had net income of $381,000, or $0.15 per diluted share, for the first three months of 2007, compared to net income of $1,081,000, or $0.42 per diluted share for the first quarter of 2006.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of approximately $10,347,000 compared to working capital of $10,025,000 at December 31, 2006. The increase in working capital was due primarily to a greater reduction in current liabilities, as compared to the decrease in current assets in the first three months of 2007 associated with the decline in sales during the first quarter of 2007.

As of March 31, 2007, we had cash and cash equivalents of $546,000. Additionally, we had customer payments in the amount of $889,000 that are required to be remitted to our commercial lender upon their bank clearance under the terms of our line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount, generally resulting in greater borrowing capacity.

Our principal source of short-term liquidity is existing cash on hand and the utilization of a $9,000,000 line of credit with a commercial lender. Premix and Just-Rite borrow on the line of credit, based upon and collateralized by, their eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under our borrowing agreement with our commercial lender. At March 31, 2007, $1,073,000 had been borrowed against the line of credit, which bears interest at a variable rate based on Libor plus 2% (7.32% at March 31, 2007) which results in an annual estimated interest expense of approximately $79,000. The outstanding balance under the line is subject to daily fluctuations. Based on eligible receivables and inventory, the Company had, total available borrowing capacity on the line of credit (including the amount outstanding of $1,073,000) of approximately $9,000,000 at March 31, 2007.

Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia that have purchased products on an unsecured open account from us. Accounts receivable, net of allowance, at March 31, 2007 was $7,843,000 compared to $7,854,000 at December 31, 2006. Subsequent to December 31, 2006, inventory increased approximately $397,000, or 6.3%, due in part to the new distribution facility opened in 2007 in Ocala, Florida.

Sources and Uses of Cash

Net cash provided by operations was $1,806,000 for the three months ended March 31, 2007, compared to $286,000 in the same period in 2006. The increase in cash flow from operations in 2007 was largely attributable to a smaller increase in accounts receivable and inventory in the first quarter of 2007 compared to the same period in 2006 due to increased sales in the first quarter of 2006 compared to the same period in 2007.

During the first three months of 2007, the net expenditures for investing activities were $163,000 compared to $726,000 in the same period in 2006. The decrease in expenditures in 2007 compared to 2006 is primarily due to a reduction in purchases of equipment used for customer delivery compared to the same period last year.

In the first three months of 2007, net cash used in financing activities was $1,947,000, compared to net cash provided by financing activities of $520,000 in 2006. This decrease in cash from financing activities is primarily due to a greater net decrease in the line of credit during the three months ended March 31, 2007 compared to the same period in 2006 and fewer proceeds from the issuance of long-term debt in the first three months of 2007 compared to the first quarter of 2006. The line of credit had a net decrease of $2,177,000 during the three months ended March 31, 2007, compared to a net decrease of $360,000 in the same period of 2006. We obtained no proceeds from long-term debt in the first quarter of 2007 compared to $860,000 in the first quarter of 2006.

Future Commitments and Funding Sources

At March 31, 2007, our contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2006. (See Notes 7, 9 and 12 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

Effective October 1, 2005, Just-Rite entered into a three-year Distribution Agreement with Degussa. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement ending September 30, 2008. In the event Just-Rite fails to purchase a minimum of $12,000,000 of products, it will be required to refund to Degussa $1,100,000 of the purchase price plus $1,200,000. Once Just-Rite has purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. Through March 31, 2007, we had purchased an aggregate of approximately $11,750,000 under the Distribution Agreement. The minimum purchase requirement was reached in the second quarter of 2007.

We are continuing to focus our efforts on expanding market share in the Southeastern United States area through opening new distribution facilities, broadening the product line of our existing distribution facilities in selected markets, evaluating further expansion of our manufacturing capabilities at our two manufacturing facilities and increasing operating efficiency through capital investment, and improving working capital. We expect to incur various capital expenditures aggregating approximately $1,750,000 during the next twelve months to expand our facilities and to add equipment and increase our delivery fleet to support and enhance the service capabilities of our new and existing facilities. We expect to finance approximately $1,400,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In addition, in 2007 we are continuing the implementation of a new computer and data processing system for inventory, sales management, financial reporting, internal controls and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service our customers.

In 2006, we initiated a plan to convert to a new company-wide network computer infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service our customers. Approximately $332,000 of the initial cost of $435,000 for the project was financed by a commercial lender in the first quarter of 2006 and recorded in long-term debt. As of March 31, 2007, we have capitalized $381,000 of costs related to this conversion. Roll-out of this new system began in July 2006, and has resulted in an increase in operating expense of approximately $127,000, including depreciation expense of $24,000 during the first quarter of 2007 compared to the same period in 2006. Such operating expenses are expected to continue at approximately the same rate for the balance of 2007.

In March 2007, we completed the opening of a distribution facility in Ocala, Florida. We are currently investigating opening additional distribution facilities to increase market share and generate internal growth in the Southeastern United States area through offering a wider range of products to our customers. Opening new distribution facilities is dependent upon many factors, including availability of management, competitive conditions and assurances of product availability from our principal vendors.

We are required to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) effective in fiscal 2007. Implementation of SOX is inherently costly and unpredictable, making it difficult to accurately estimate the future cost associated with compliance. Future costs associated with SOX could materially and adversely affect results of operations and financial condition of our Company.

Beginning March 15, 2004, we were forced to renew our product liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if so, to what extent, if at all, it would be material to the Company’s financial condition.

We ceased manufacturing operations at our Kennesaw, Georgia facility in the fourth quarter of 2005. Ceasing manufacture of Acrocrete products for which we were not able to obtain insurance for EIFS exposure is expected to reduce our litigation risk for that product line in the future. In addition, Just-Rite entered into a Distribution Agreement with Degussa, in which Degussa has agreed to indemnify Just-Rite against any product liability claims for products manufactured by Degussa and sold through Just-Rite. See Note 12 to the accompanying consolidated financial statements “Commitments and Contingencies”.

We believe our cash on hand, and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs not financed from other sources. In the event we elect to accelerate our expansion activities, we may seek additional financing from other sources. There can be no assurance that any such financing will be available or that we could obtain any such financing on terms suitable to us.

Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to successfully maintain profitable operations, resolve our product liability litigation on terms favorable to us and meet Degussa purchasing commitments.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

Our business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. Our future results could be materially and adversely impacted by changes in these or other factors. (See also “Part I, Item 1.A, Risk Factors” and “Risk Factors” in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all of our financial exposure.)

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

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain, will generally preclude customers from installing our products on job sites. Because much of our overhead and expense remains relatively fixed throughout the year, our profits and operating results also tend to be lower and less favorable during the first and fourth quarters. However, in view of the recent downward trend in general construction demand for our products and the effect the recent hurricanes have had on product demand, it is not possible to predict if historical construction trends and sales patterns will persist in the near term due to the inherent uncertainty of these factors.

Exposure to Interest Rates

A majority of our debt bears interest at rates that vary with changes in market indexes. At March 31, 2007, we had aggregate variable rate mortgage notes of $852,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, our $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At March 31, 2007, $1,073,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $19,000 based on the outstanding balance as of March 31, 2007.

Item 4.

Controls and Procedures

a.

Evaluation of disclosure controls and procedures

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 12 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

The Company’s business has substantial fixed costs, and as a result, its operating income is sensitive to changes in net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A  decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the three months ended March 31, 2007, sales and operating income decreased 17.5% and 73.9%, respectively, compared to the same period in 2006. The reduction in operating income is also attributable to higher selling, general and administrative expenses. A continuing reduction in net sales will have an unfavorable effect on future operating income due to the negative operating leverage.

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

May 14, 2007