Form 10-Q
period 2007-06-30
IMPERIAL INDUSTRIES INC
filed 2007-08-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 10, 2007: 2,514,002

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Consolidated Balance Sheets

June 30, 2007 (Unaudited) and December 31, 2006

3

Consolidated Statements of Operations (Unaudited)

Six and Three Months Ended June 30, 2007 and 2006

4

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2007 and 2006

5

Notes to Consolidated Financial Statements

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

22

Item 4.     Controls and Procedures

23

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

24

Item 1A.  Risk Factors

24

Item 4.     Submission of Matter to a Vote of Security Holders

24

Item 6.     Exhibits

25

SIGNATURES

26

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$873,000	$850,000
Restricted cash	752,000	1,357,000
Trade accounts receivable (net of allowance for doubtful accounts of $962,000 and $1,077,000 at June 30, 2007 and December 31, 2006, respectively)	6,058,000	7,854,000
Inventories	5,727,000	6,279,000
Deferred income taxes	428,000	667,000
Other current assets	1,275,000	1,083,000
Total current assets	15,113,000	18,090,000

Property, plant and equipment, at cost	10,886,000	10,697,000
Less accumulated depreciation	(4,145,000)	(3,633,000)
Net property, plant and equipment	6,741,000	7,064,000
Deferred income taxes	220,000	220,000
Other assets	480,000	457,000
Total assets	$22,554,000	$25,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,118,000	$2,180,000
Payable to former preferred stockholders	82,000	82,000
Accrued expenses and other liabilities	1,053,000	1,602,000
Notes payable – line of credit	1,044,000	3,250,000
Current portion of long-term debt	963,000	951,000
Total current liabilities	5,260,000	8,065,000

Long-term debt, less current maturities	2,822,000	3,307,000
Deferred gain	747,000	1,035,000
Deferred compensation	239,000	189,000
Total liabilities	9,068,000	12,596,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at June 30, 2007 and at December 31, 2006, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,514,002 shares issued at June 30, 2007 and 2,506,502 shares issues at December 31, 2006, respectively	25,000	25,000
Additional paid-in capital	14,691,000	14,669,000
Accumulated deficit	(1,230,000)	(1,459,000)
Total stockholders’ equity	13,486,000	13,235,000
Total liabilities and stockholders’ equity	$22,554,000	$25,831,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$30,107,000	$40,469,000	$13,576,000	$20,436,000

Cost of Sales	21,140,000	28,518,000	9,605,000	14,430,000
Gross profit	8,967,000	11,951,000	3,971,000	6,006,000

Selling, general and administrative expenses	8,956,000	8,288,000	4,432,000	4,153,000

Operating income (loss)	11,000	3,663,000	(461,000)	1,853,000

Other income (expense):
Interest expense	(224,000)	(366,000)	(116,000)	(196,000)
Gain on litigation settlement	183,000	—	—	—
Gain on sale of assets	288,000	—	288,000	—
Miscellaneous income	93,000	181,000	47,000	103,000
	340,000	(185,000)	219,000	(93,000)

Income (loss) before income tax expense	351,000	3,478,000	(242,000)	1,760,000

Income tax (expense) benefit	(122,000)	(1,281,000)	90,000	(644,000)

Net income (loss)	$229,000	$2,197,000	$(152,000)	$1,116,000

Net income (loss) per common share - basic	$.09	$.89	$(.06)	$.45

Net income (loss) per common share - diluted	$.09	$.86	$(.06)	$.43

Weighted average shares outstanding - basic	2,509,748	2,471,239	2,512,958	2,474,204

Weighted average shares outstanding - diluted	2,535,620	2,563,843	2,512,958	2,574,440

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$229,000	$2,197,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	560,000	455,000
Amortization	30,000	19,000
Provision for doubtful accounts	305,000	326,000
Provision for deferred income taxes	239,000	(20,000)
Tax benefit from exercise of stock options	15,000
(Gain) loss on disposal of fixed assets	(2,000)	1,000
Gain on asset held for sale	—	(14,000)
Deferred compensation	50,000	30,000
Gain on sale of assets	(288,000)	—
Changes in operating assets and liabilities	—	—
Trade accounts receivable	1,491,000	(1,234,000)
Inventories	552,000	(1,538,000)
Other current assets	(192,000)	386,000
Other assets	(53,000)	(440,000)
Accounts payable	(62,000)	703,000
Accrued expenses and other liabilities	(549,000)	(350,000)
Income taxes payable	—	(593,000)
Net cash provided by (used in) operating activities	2,325,000	(72,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(237,000)	(849,000)
Proceeds received from sale of property and equipment	2,000	1,000
Proceeds received from sale of asset held for sale	—	160,000
Net cash used in investing activities	(235,000)	(688,000)

Cash flows from financing activities:
Proceeds from notes payable line of credit	31,550,000	42,596,000
Repayments of notes payable line of credit	(33,756,000)	(42,337,000)
Payment to former preferred stockholders	—	(110,000)
Proceeds from issuance of long-term debt	—	912,000
Proceeds from exercise of stock options	7,000	36,000
Repayment of long-term debt	(473,000)	(576,000)
Decrease in restricted cash	605,000	208,000
Net cash (used in) provided by financing activities	(2,067,000)	729,000

Net increase (decrease) in cash and cash equivalents	23,000	(31,000)
Cash and cash equivalents, beginning of period	850,000	974,000
Cash and cash equivalents, end of period	$873,000	$943,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$224,000	$365,000

Cash paid during the six months for income taxes	$—	$1,894,000

Non-cash transactions:

Asset acquisitions financed	$—	$332,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2007, or for the year ended December 31, 2007. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated in the consolidation.

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

There were no unrecognized tax benefits as a result of the implementation of FIN 48. There have been no material changes in unrecognized tax benefits during fiscal year 2007.

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the year 2004 in the first quarter of 2007. As of June 30, 2007, the IRS has not proposed any adjustments to our tax positions. Currently, we do not anticipate any adjustments that would result in a material change to our financial position.

Our policy for interest accrued related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented.

There are no accruals for the payment of interest and penalties at January 1, 2007.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with Degussa (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by Degussa. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, it would have been required to refund to Degussa $1,100,000 of the purchase price under the Degussa Sales Agreement plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, we had a deferred the gain of $1,035,000 on the Degussa Sales Agreement. In the second quarter of 2007, we surpassed the $12,000,000 threshold purchasing a total of approximately $13,100,000 of products manufactured by Degussa through June 30, 2007. As a result, we recognized income of approximately $288,000 in other income (expense) and a resulting decrease to deferred gain.

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

Substantially all vendor rebate receivables are collected within three months following the fiscal year-end. Management believes Just-Rite will continue to receive rebates from the buying group and certain vendors in 2007 and thereafter. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by Just-Rite. We recorded vendor rebates in cost of sales of approximately $353,000 and $275,000 in the first six months of 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, we recorded rebates in a contra inventory account of approximately $12,000 and $12,000, respectively. Also, at June 30, 2007 and December 31, 2006, we recorded amounts due from vendors in other assets of $158,000 and $305,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, net, consisted of the following at:

	June 30, 2007	December 31, 2006
Raw Materials	$490,000	$474,000
Finished Goods	4,857,000	5,346,000
Packaging materials	380,000	459,000
	$5,727,000	$6,279,000

(6)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, plant and equipment consisted of the following at:

	June 30, 2007	December 31, 2006	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	1,841,000	1,810,000	10-40
Machinery and equipment	4,473,000	4,512,000	3-20
Vehicles	3,249,000	3,113,000	2-8
Furniture, fixtures, and data processing equipment	764,000	703,000	3-12
	10,886,000	10,697,000
Less accumulated depreciation	(4,145,000)	(3,633,000)
	$6,741,000	$7,064,000

(7)

Notes Payable

At June 30, 2007 and December 31, 2006, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender to our subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at a variable rate (Libor + 2.0%), which is 7.32% as of June 30, 2007. Imperial is a guarantor of the subsidiaries’ notes payable. The interest rate is subject to changes based on certain ratios maintained as defined in the agreement. The maturity date of the line of credit is June 1, 2008 and is subject to annual renewal thereafter.

At June 30, 2007, the amount available for borrowing under the $9,000,000 line of credit based on eligible receivables and inventory was $7,259,000, of which $1,044,000 was outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at June 30, 2007 and 2006 of $46,000 and $52,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity consisted of the following for the six months ended:

	June 30,
	2007	2006
Beginning balance	$42,000	$50,000
Warranty provision	12,000	24,000
Warranty payments	(8,000)	(22,000)
Ending balance	$46,000	$52,000

(9)

Long-Term Debt

Long-term debt at June 30, 2007 consists of six mortgage loans which are collateralized by our real properties. The aggregate outstanding balances on such mortgage loans are $1,306,000, less current installments aggregating $120,000. These mortgage loans bear interest at variable and fixed rates ranging from approximately 6.99% to 9.25% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of $2,479,000, less current installments of $843,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from approximately 5.8% to 13.4%.

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

No options were granted during the six months or three months ended June 30, 2007 or 2006.

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of June 30, 2007 no shares were available for future grants under the Employee Plan or Director Plan.

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

(UNAUDITED)

The 2006 Plan is administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three outside directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted, as well as the types of awards.

A summary of the option activity under our stock option plans as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	108,000	$7.89	3.21	$234,000
Options Granted	—
Options Exercised	(7,000)	$.87		$65,000
Options Cancelled	(1,000)	$6.46		$3,000
Options outstanding at June 30, 2007	100,000	$8.42	2.91	$340,000
Options Exercisable at June 30, 2007	100,000	$8.42	2.91	$340,000
Options Vested at June 30, 2007	100,000	$8.42	2.91	$340,000

Cash received from option exercises under the 1999 plans for the six months ended June 30, 2007 was approximately $7,000. The actual tax benefit realized for the tax deductions for share-based compensation plans totaled approximately $15,000 for the six months ended June 30, 2007.

(11)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding plus the additional dilutive effect of common stock equivalents outstanding during the year. The dilutive effect of options is calculated using the treasury stock method.

Below is a reconciliation between basic and diluted earnings (loss) per common share for the six months and three months ended June 30, 2007 and 2006 (in thousands except per share amounts):

	Six Months Ended June 30,
	2007				2006
	Income	Shares	Per Share		Income	Shares	Per Share
Net income	$229				$2,197
Basic earnings per share	$229	2,510		$0.09	$2,197	2,471	$0.89
Effect of dilutive securities:
Options		26	$			93	$(0.03)
Diluted earnings per share	$229	2,536		$0.09	$2,197	2,564	$0.86

	Three Months Ended June 30,
	2007				2006
	Loss	Shares	Per Share		Income	Shares	Per Share
Net (loss) income	$(152)				$1,116
Basic (loss) earnings per share	$(152)	2,513		$(0.06)	$1,116	2,474	$0.45
Effect of dilutive securities:
Options			$			100	$(0.02)
Diluted (loss) earnings per share	$(152)	2,513		$(0.06)	$1,116	2,574	$0.43

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Antidilutive common stock equivalents are not included in our earnings (loss) per share calculations. There were 52,000 shares of antidilutive common stock equivalents at June 30, 2007 and zero at June 30, 2006. These stock options had exercise prices ranging from $12.06 to $14.48 per share.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in six instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in 22 lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, or their insurance companies, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences and to a limited extent, commercial buildings. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for 15 of these claims and are providing a defense in two other cases, for which DFH expects its carriers will eventually accept coverage. With respect to five claims, the insurance carrier has been placed on notice and is expected to accept coverage and to pay all defense and indemnity costs once the self insured retention has been exhausted.

In one other EIFS claim, DFH was a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for moisture damages allegedly caused by DFH’s EIFS products. A jury trial resulted in a judgment against DFH for $523,200, which was reduced to $209,562 by the trial court and was eventually reversed on appeal and remanded for a new final hearing. On April 16, 2007, DFH and the Dercks settled the matter for $150,000. DFH paid $50,000 and our insurance carrier agreed to pay the balance. In connection with the settlement, it was agreed that all pending litigation between the Company and our insurance carrier relating to this matter would be dropped. As a result of this settlement, we reversed a portion of the accrual established for this matter resulting in other income of $183,000 in the first quarter of 2007.

Nine of the more recent EIFS claims that have been filed against DFH, four of which have subsequently been settled, are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Of the five remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and to pay all defense and indemnity costs once the S.I.R. has been exhausted. Notwithstanding acceptance of such coverage, we believe that all five claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, we believe that discovery in these cases will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. We believe that this will occur before the applicable S.I.R. will have been exhausted by DFH and that DFH will thereafter be reimbursed for any expenses paid.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Non-EIFS Claims

DFH is a named defendant in four claims alleging moisture intrusion damage involving one condominium project in South Carolina resulting from the use of acrylic stucco products in non-EIFS applications. DFH’s insurance carrier is providing a defense and has accepted coverage under a reservation of rights for these non-EIFS claims. These four claims are each subject to a $10,000 S.I.R. which DFH has exhausted.

History of Claims

Historically, there have been over 300 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was approximately $28,000. With the exception of the Derck case above, and two other claims where DFH contributed an aggregate of approximately $25,000, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims not subject to S.I.R. limits. DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on our consolidated results of operations.

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

Based on the pending EIFS claims and non-EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $150,000 which is recorded in accrued expenses and other liabilities at June 30, 2007. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

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

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the six months ended June 30, 2007 and 2006, the aggregate contribution required by us to fund the plan was approximately $29,000 and $31,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(c)

Lease Commitments

At June 30, 2007, we have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2007 of approximately $1,151,000 for our current operating leases. The leases expire at various dates ranging from October 2007 to April 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. We do not expect to incur any material relocation expenses.

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

Just-Rite agreed to purchase a minimum of $16,000,000 of products manufactured by Degussa under the “Acrocrete” brand name over the term of the Distribution Agreement. Through June 30, 2007, Just-Rite purchased approximately $13,100,000 of products manufactured by Degussa pursuant to the Distribution Agreement which surpassed the minimum purchase requirement. Now that Just-Rite has purchased a minimum of $12,000,000, we have the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment.

(13)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on our consolidated balance sheets at June 30, 2007 and December 31, 2006 is $82,000.

(14)

Settlement of Litigation and Acquisition of Assets

In September 2004, we completed a settlement of certain litigation against a former employee and others and received two parcels of real estate as part of such settlement valued at approximately $211,000. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain. The other, valued at $66,000, is held for investment and classified in other assets at June 30, 2007 and December 31, 2006.

(15)

Related Party Transactions

We paid legal fees of approximately $93,000 and $50,000, in the six months and three months ended June 30, 2007, as compared to approximately $123,000 and $72,000, respectively, for the same periods in 2006 to a law firm of which our Chairman of the Board is affiliated. Such fees were for services rendered by members and associates of such law firm other than our Chairman. We had amounts payable to this law firm of approximately $12,000 and $22,000 at June 30, 2007 and 2006.

In addition, we paid lease payments of approximately $23,000 in the six months and three months ended June 30, 2007, as compared to approximately $47,000 and $23,000, respectively, for the same periods in 2006 for use of a distribution facility to the former owner of a business acquired by a one of our subsidiaries. The former owner’s employment terminated in March 2007. Also, we employ a relative of a former member of management and paid a salary of approximately $12,000 and $6,000 in the six months and three months ending June 30, 2007 as compared to $7,000 and $4,000 for the same periods in 2006. The former member of management’s employment terminated in July 2007.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16)

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

Critical Accounting Policies

The discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such consolidated financial statements requires management to make estimates and assumptions. As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases its estimates and assumptions on historical estimates and assumptions, historical results and known trends as well as considering how these might change in the future. Actual results could differ from these estimates and assumptions. We believe the following critical accounting policies require a higher degree of judgment and complexity.

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

General and Recent Developments

We are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern United States. We have two manufacturing facilities and twelve distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

Our business is driven primarily by the level of construction activity in the above mentioned states in the Southeastern United States. The majority of our products are sold to contractors, subcontractors and building materials dealers who provide building materials for the construction and renovation of residential, commercial and industrial buildings and swimming pools. The level of construction activity is subject to, among other things, population growth, inventory of available housing units, government growth policies, interest rate levels and construction funding.

General construction activity had been strong in the Southeastern United States during the last several years through the second quarter of 2006. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida during the last six months of 2006 and first six months of 2007. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market, decreased 50.4% and 47.6% for the six months and three months ended June 30, 2007, respectively, as compared to the same period in 2006. The depth and duration of the reduction in the construction of new residential units in Florida cannot be predicted. However, building permits for new residential units have increased in our trade area located in the Mississippi Gulf Coast region in the six months and three months ended June 30, 2007 as compared to the same periods in 2006. Residential construction activity is expected to remain solid in those markets due to the continued rebuilding activities in areas impacted by Hurricane Katrina.

Results of Operations

Three Months and Six Months Ended June 30, 2007 compared to 2006

Net sales decreased $10,362,000 and 6,860,000 for the six months and three months ended June 30, 2007 or approximately 25.6% and 33.6%, respectively, compared to the same periods in 2006. The decrease in sales was primarily due to a reduction in demand for our products in the new housing and commercial construction markets related to the decline in Florida construction activity. Our Florida market represents approximately 65% of our consolidated sales for the six months and three months ended June 30, 2007.

Our new distribution facilities, located in Mobile, Alabama (opened in February 2006), Brooksville, Florida (opened in August 2006) and Ocala, Florida (opened March 2007) accounted for approximately $1,487,000 and $738,000 in additional sales for the six months and three months ended June 30, 2007, respectively. These additional sales were offset by reduced sales from facilities we closed December 2006 located in Dallas, Georgia and Port St. Lucie, Florida of approximately $2,205,000 and $734,000 for the six months and three months ended June 30, 2006, respectively.

A significant portion of our sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in August 2005. Our Gulfport, Mississippi distribution facility generated sales of approximately $7,834,000 and $3,402,000 in the six months and three months ended June 30, 2007 compared to sales of approximately $9,183,000 and $4,286,000 for the same period in 2006. The Company expects to realize a continuing solid demand for its products in the Gulf Coast region as hurricane clean up and recovery efforts have given way to rebuilding in the damaged areas.

Gross margin as a percentage of net sales was 29.8% and 29.3% for the six months and three months ended June 30, 2007, respectively, as compared to 29.5% and 29.4% for the same periods of 2006. The gross margins have remained relatively flat for both the six months and three months ended June 30, 2007 compared to 2006. This is due primarily to the downward pressure on margins from more intense competition being offset by (1) a greater portion of sales from manufactured products which generally have higher gross margins than products purchased for resale and (2) receiving more rebates from vendors. In the first six months of 2007, the sale of our manufactured products represented approximately 26.3% of total sales as compared to approximately 17.3% for the same period in 2006. In addition, we obtained approximately $78,000 more in purchase rebates from our vendors in the six months ended June 30, 2007 compared to the same period in 2006. The decline in residential construction activity is expected to continue to cause downward pressure on our gross margins during 2007 due to continued reduced levels of demand for our products and more intense competition.

Selling, general and administrative expenses increased approximately $668,000 and $279,000 for the six months and three months ended June 30, 2007 compared to the same period of 2006. The increase in expenses for the six months ended June 30, 2007 was primarily attributable to an increase of approximately $104,000 in insurance expense, $99,000 increase in depreciation expense, $163,000 increase in professional fees, $180,000 increase in payroll and related costs, $72,000 in bad debt expense and $140,000 increase in expenses related to converting to the new computer system. These increases were offset by a reduction in delivery costs of approximately $85,000.

The increase in expenses for the three months ended June 30, 2007 was primarily attributable to an increase of approximately $44,000 increase in depreciation expense, $86,000 increase in professional fees, $72,000 increase in payroll and related costs, $49,000 in bad debt expense and $62,000 increase in expenses related to converting to the new computer system. These increases were offset by a reduction in delivery costs of approximately $57,000.

Selling, general and administrative expenses as a percent of net sales was 29.7% and 32.6% for the six months and three months ended June 30, 2007 compared to 20.5% and 20.3% for the same period in 2006. The increase in selling, general and administrative expenses as a percent of net sales is due primarily to fixed costs being spread over lower sales volume and an increase in certain operating expenses. Opening two new facilities in the first six months of 2007 contributed to the increase in selling, general and administrative expenses.

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales and gross profits in the six months and three months ending June 30, 2007 compared to the same period in 2006 had an adverse impact on operating income. As a result of the above factors and the unfavorable operating leverage from the decrease in sales during the six months and three months ended June 30, 2007, we generated operating income of approximately $11,000 in the six months ended June 30, 2007 compared to $3,663,000 in the same period in 2006. Also, we generated an operating loss of approximately $461,000 in the three months ended June 30, 2007 compared to an operating income of approximately $1,853,000 in the same period in 2006.

Interest expense decreased approximately $142,000 and 80,000 for the six months and three months ended June 30, 2007, compared to the same periods in 2006. The decrease in interest expense was primarily due to a reduction in debt outstanding during the comparable periods.

Other income, net of expenses increased approximately $525,000 and $312,000 for the six month and three month period ending June 30, 2007 compared to the same period in 2006. The increase in other income in 2007 is primarily due to the recognition of $183,000 of income from the settlement of product liability litigation against DFH in the first quarter of 2007 and recognition of $288,000 of deferred gain on the sale of assets to Degussa in the second quarter of 2007.

Income tax expense decreased approximately $1,159,000 and $734,000 for the six months and three months ended June 30, 2007 compared to the same period in 2006. The reduction in income tax expense is primarily due to lower taxable income and a lower effective tax rate. Our effective tax rate for the six months ended June 30, 2007 compared to the same period in 2006 decreased 2.0% from 36.8% to 34.8%. This decrease primarily results from the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 from 3% in 2006 to 6% in 2007. Generally and subject to certain limitations, this deduction is set to further increase to 9% in 2010 and thereafter.

As a result of the foregoing, we recognized net income of approximately $229,000 or $0.09 per diluted share for the six months ended June 30, 2007 compared to net income of approximately $2,197,000 or $0.86 per diluted share for the six months June 30, 2006. For the three months ended June 30, 2007, we recognized net loss of approximately $152,000 or $0.06 per diluted share compared to net income of approximately $1,116,000 or $0.43 per diluted share for the three months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of approximately $9,853,000 compared to working capital of approximately $10,025,000 at December 31, 2006. The decrease in working capital was due primarily to a greater reduction in current assets compared to the reduction in current liabilities in the first six months of 2007 associated with the decline in sales during the six months ended June 30, 2007.

At June 30, 2007, we had cash and cash equivalents and restricted cash of approximately $1,625,000 compared to approximately $2,207,000 at December 31, 2006. The decrease in cash is primarily due to the reduction in restricted funds which are customer payments that are required to be remitted to our commercial lender upon their bank clearance under the terms of our line of credit. Upon remittance of such amount, the outstanding balance of the line of credit will be reduced by such amount, generally resulting in greater borrowing capacity.

Net cash provided by operations was approximately $2,326,000 for the six months ended June 30, 2007, compared to net cash used by operations of approximately $72,000 in the same period in 2006. The increase in cash provided by operations was primarily due to the decrease in accounts receivable and inventory during the six months ended June 30, 2007 compared to the increase in accounts receivable and inventory during the same period in 2006.

Net cash used in investing activities was approximately $235,000 for the six months ended June 30, 2007, compared to approximately $688,000 in the same period in 2006. The decrease is primarily due to a reduction in purchases of equipment used for customer delivery compared to the same period last year.

Net cash used in financing activities was approximately $2,068,000 compared to net cash provided by financing activities of approximately $729,000 in 2006. This decrease in cash from financing activities is primarily due to a greater pay down of the line of credit during the six months ended June 30, 2007. Additionally, there were no proceeds from issuance of long-term debt in the first six months of 2007 compared to proceeds of approximately $912,000 in the first six months of 2006.

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia that have purchased products on an unsecured open account from us. Accounts receivable, net of allowance, at June 30, 2007 was approximately $6,058,000 compared to $7,854,000 at December 31, 2006. Our line of credit provides us with up $9,000,000 borrowing capacity. The line of credit is based upon and collateralized by, eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under our borrowing agreement. The line of credit bears interest at a variable rate based on Libor plus 2% (7.32% at June 30, 2007) which results in an annual estimated interest expense of approximately $76,000. Based on eligible receivables and inventory we had approximately $7,259,000 borrowing capacity available on our line of credit at June 30, 2007. The outstanding balance on the line of credit at June 30, 2007 was approximately $1,044,000 resulting in net available credit of approximately $6,215,000.

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

Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to achieve profitable operations, resolve our product liability litigation on terms favorable to us and meet Degussa purchasing commitments.

Funding Commitments and Funding Sources

At June 30, 2007, our contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2006. (See Notes 7, 9 and 12 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

Effective October 1, 2005, Just-Rite entered into a three-year Distribution Agreement with Degussa. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by Degussa under the Acrocrete brand name over the term of the Distribution Agreement ending September 30, 2008. In the event Just-Rite failed to purchase a minimum of $12,000,000 of products, it would have been required to refund to Degussa $1,100,000 of the purchase price plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price becomes non-refundable and the $1,200,000 is reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving $12,000,000 of purchases, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment. As a result, we had a deferred the gain of $1,035,000 on the Degussa Sales Agreement. In the second quarter of 2007, Just-Rite surpassed the $12,000,000 threshold purchasing a total of approximately $13,100,000 of products manufactured by Degussa. As a result, we recognized income of approximately $288,000 in other income and (expense) and a charge to deferred gain.

We are continuing to focus our efforts on expanding market share in the Southeastern United States area through opening new distribution facilities, broadening the product line of our existing distribution facilities in selected markets, evaluating further expansion of our manufacturing capabilities at our two manufacturing facilities and increasing operating efficiency through capital investment, and improving working capital. A new distribution facility is schedule to be opened in the fourth quarter of 2007 in New Orleans, Louisiana. We expect to incur various capital expenditures aggregating approximately $700,000 during the next twelve months to expand our facilities and to add equipment to support and enhance the service capabilities of our new and existing facilities. We expect to finance approximately $450,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In addition, in 2007 we are continuing the implementation of a new computer and data processing system for inventory, sales management, financial reporting, internal controls and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service our customers.

In 2006, we initiated a plan to convert to a new company-wide network computer infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service our customers. Approximately $332,000 of the initial cost of $435,000 for the project was financed by a commercial lender in the first quarter of 2006 and recorded in long-term debt. As of June 30, 2007, we have capitalized approximately $381,000 of costs related to this conversion. Roll-out of this new system began in July 2006, and has resulted in an increase in operating expense of approximately $189,000, including depreciation expense of approximately $49,000 during the first six months of 2007. Such operating expenses are expected to continue at approximately the same rate for the balance of 2007.

In March 2007, we opened a distribution facility in Ocala, Florida. We are currently investigating opening additional distribution facilities to increase market share and generate internal growth in the Southeastern United States area through offering a wider range of products to our customers. Opening new distribution facilities is dependent upon many factors, including availability of management, competitive conditions and assurances of product availability from our principal vendors.

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

Market Risks

Residential and Commercial Construction Activity

Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that we serve or in the economy could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity generally result in intense price competition among building materials suppliers, which adversely affect our gross margins and operating results.

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

Exposure to Interest Rates

A majority of our debt bears interest at rates that vary with changes in market indexes. At June 30, 2007, we had aggregate variable rate mortgage notes of approximately $834,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, our $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At June 30, 2007, $1,044,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $19,000 based on the outstanding balance as of June 30, 2007.

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 12 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

The Company’s business has substantial fixed costs, and as a result, its operating income is sensitive to changes in net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the six months ended June 30, 2007, sales decreased by 25.6% while operating income decreased 100%, compared to the same period in 2006. The reduction in operating income is also attributable to higher selling, general and administrative expenses. A continuing reduction in net sales will have an unfavorable effect on future operating income due to the negative operating leverage.

Item 4.

Submission of Matter to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Shareholders on May 24, 2007 (the “Annual Meeting”).

At the Annual Meeting, the Company’s shareholders voted on the election of Class III directors.

(a)

The Class III directors were elected at the Annual Meeting with the votes as indicted below:

	For	Withhold
Lisa M. Brock	2,110,632	39,915
S. Daniel Ponce	2,055,012	95,535

Morton L. Weinberger, Milton J. Wallace, Howard L. Ehler, Jr. and Nadine Gramling each continue to serve as directors and were not up for election at the 2007 Annual Meeting.

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

August 13, 2007