Form 10-K/A
period 2006-12-31
IMPERIAL INDUSTRIES INC
filed 2007-10-15
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of March 30, 2007 is: $37,547,908

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 30, 2007: 2,506,502.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Parts II and III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The Imperial Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006 was filed with the U. S. Securities and Exchange Commission on March 30, 2007 (the “Original Filing”).  The only purpose of this Amendment No. 1 to Form 10-K/A is to correct a typographical error in the Consent of Independent Registered Public Accountant contained in Exhibit 23.1 of the Original Filing (the “Consent”).  The Consent makes reference to an incorrect date of the Independent Registered Public Accountant’s report accompanying our consolidated financial statements.  The correct date of the report is March 30, 2007.

No other items of the Original Filing are being amended hereby.

As a result of this Amendment No. 1, the management certifications filed as exhibits to the Original Filing have been re-executed and are hereby re-filed with this Amendment No. 1.

This Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on Form 10-K.

TABLE OF CONTENTS

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

10.16	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2006.)
14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)
21	Subsidiaries of the Company.
*23.1	Consent of Grant Thornton LLP.
23.2	Consent of PricewaterhouseCoopers LLC.
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

October 15, 2007	By:	/s/ HOWARD L. EHLER, JR
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	October 15, 2007
S. Daniel Ponce

/s/ LISA M. BROCK	Director	October 15, 2007
Lisa M. Brock

/s/ NADINE GRAMLING	Director	October 15, 2007
Nadine Gramling

/s/ MILTON J. WALLACE	Director	October 15, 2007
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	October 15, 2007
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR.	Director, Chief Operating Officer, Principal Executive Officer, and Secretary	October 15, 2007
Howard L. Ehler, Jr.

/s/ STEVEN M. HEALY, CPA	Chief Financial Officer	October 15, 2007
Steven M. Healy, CPA