Form 10-Q
period 2007-09-30
IMPERIAL INDUSTRIES INC
filed 2007-11-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

(Address of principal executive offices) (Zip Code)(954) 917-4114

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 13, 2007: 2,514,002

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Consolidated Balance Sheets

September 30, 2007 (Unaudited) and December 31, 2006

3

Consolidated Statements of Operations (Unaudited)

Nine and Three Months Ended September 30, 2007 and 2006

4

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2007 and 2006

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

24

Item 1A.  Risk Factors

24

Item 4.     Submission of Matters to a Vote of Security Holders

24

Item 6.     Exhibits

25

SIGNATURES

26

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$727,000	$850,000
Restricted cash	654,000	1,357,000
Trade accounts receivable, net	7,303,000	7,854,000
Inventories	5,703,000	6,279,000
Deferred income taxes	428,000	667,000
Other current assets	1,370,000	1,083,000
Total current assets	16,185,000	18,090,000

Property, plant and equipment, net	6,494,000	7,064,000
Deferred income taxes	220,000	220,000
Other assets	481,000	457,000
Total assets	$23,380,000	$25,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,499,000	$2,180,000
Payable to former preferred stockholders	82,000	82,000
Accrued expenses and other liabilities	1,164,000	1,602,000
Notes payable – line of credit	2,012,000	3,250,000
Current portion of long-term debt	970,000	951,000
Total current liabilities	6,727,000	8,065,000

Long-term debt, less current maturities	2,578,000	3,307,000
Deferred gain	398,000	1,035,000
Deferred compensation	262,000	189,000
Total liabilities	9,965,000	12,596,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at September 30, 2007 and at December 31, 2006, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,514,002 shares issued at September 30, 2007 and 2,506,502 shares issues at December 31, 2006, respectively	25,000	25,000
Additional paid-in capital	14,692,000	14,669,000
Accumulated deficit	(1,302,000)	(1,459,000)
Total stockholders’ equity	13,415,000	13,235,000
Total liabilities and stockholders’ equity	$23,380,000	$25,831,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Net Sales	$43,941,000	$57,968,000	$13,834,000	$17,499,000

Cost of Sales	31,024,000	41,123,000	9,884,000	12,605,000

Gross profit	12,917,000	16,845,000	3,950,000	4,894,000

Selling, general and administrative expenses	12,757,000	12,400,000	4,089,000	4,112,000

Operating income (loss)	160,000	4,445,000	(139,000)	782,000

Other income (expense):
Interest expense	(329,000)	(575,000)	(105,000)	(209,000)
Gain on litigation settlement	183,000	—	—	—
Miscellaneous income	129,000	261,000	36,000	80,000
	(17,000)	(314,000)	(69,000)	(129,000)

Income (loss) before income tax expense	143,000	4,131,000	(208,000)	653,000

Income tax (expense) benefit	14,000	(1,440,000)	136,000	(159,000)

Net income (loss)	$157,000	$2,691,000	$(72,000)	$494,000

Net income (loss) per common share - basic	$.06	$1.09	$(.03)	$.20

Net income (loss) per common share - diluted	$.06	$1.06	$(.03)	$.19

Weighted average shares outstanding - basic	2,511,181	2,478,293	2,514,002	2,492,286

Weighted average shares outstanding - diluted	2,536,046	2,537,813	2,514,002	2,542,989

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$157,000	$2,691,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	851,000	731,000
Amortization	34,000	28,000
Provision for doubtful accounts	550,000	364,000
Provision for deferred income taxes	239,000	6,000
Tax benefit from exercise of stock options	—	(103,000)
Gain on disposal of fixed assets	(2,000)	(3,000)
Gain on asset held for sale	—	(14,000)
Gain on litigation settlement	(183,000)	—
Deferred compensation	73,000	45,000
Gain on sale of assets	(637,000)	—
Stock option compensation	—	9,000
Changes in operating assets and liabilities
Trade accounts receivable	1,000	(703,000)
Inventories	576,000	(883,000)
Other current assets	(287,000)	162,000
Other assets	(57,000)	(47,000)
Accounts payable	319,000	(223,000)
Accrued expenses and other liabilities	(240,000)	(276,000)
Income taxes payable	—	(554,000)
Net cash provided by operating activities	1,394,000	1,230,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(281,000)	(1,581,000)
Proceeds received from sale of property and equipment	2,000	6,000
Proceeds received from sale of asset held for sale	—	159,000
Net cash used in investing activities	(279,000)	(1,416,000)
Cash flows from financing activities:
Proceeds from notes payable line of credit	45,781,000	61,434,000
Repayments of notes payable line of credit	(47,019,000)	(61,467,000)
Payment to former preferred stockholders	—	(114,000)
Proceeds from issuance of long-term debt	—	1,026,000
Proceeds from exercise of stock options	7,000	78,000
Repayment of long-term debt	(710,000)	(792,000)
Tax benefits from stock options exercised	—	103,000
Decrease in restricted cash	703,000	246,000
Net cash (used in) provided by financing activities	(1,238,000)	514,000
Net increase (decrease) in cash and cash equivalents	(123,000)	328,000
Cash and cash equivalents, beginning of period	850,000	974,000
Cash and cash equivalents, end of period	$727,000	$1,302,000

Continued

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Continued

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:

Cash paid during the nine months for interest	$329,000	$575,000

Cash paid during the nine months for income taxes	$—	$2,169,000

Non-cash transactions:

Asset acquisitions financed	$—	$332,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2007, for the year ending December 31, 2007, or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements, except as indicated elsewhere in this report. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)

Description of Business

Imperial Industries, Inc., (“Imperial”) and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and Company-owned distribution facilities.

The consolidated financial statements include the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated in the consolidation.

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

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties at January 1, 2007.

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

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the year 2004 in the first quarter of 2007. As of September 30, 2007, the IRS has not proposed any adjustments to our tax positions. Currently, we do not anticipate any adjustments that would result in a material change to our financial position.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)

Sale of Certain Assets and Closure of Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC “BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain of the assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products prior to December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, it would have been required to refund to BASF $1,100,000 of the purchase price under the BASF Sales Agreement plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price would become non-refundable and the remaining $1,200,000 would be reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving the minimum purchase requirement, Just-Rite has the option to extend the Distribution Agreement for an additional two years to allow Just-Rite to meet the total purchase commitment. As a result, we had a deferred the gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the $12,000,000 minimum threshold. Total purchases of BASF products as of September 30, 2007 were approximately $14,459,000. We recognized income of approximately $637,000 and $349,000 for the nine months and three months ended September 30, 2007 as a component of selling, general and administrative expenses.

(5)

Trade accounts receivable

Trade accounts receivable consisted of the following at:

	September 30, 2007	December 31, 2006
Accounts receivable, gross	$8,386,000	$8,931,000
Less allowance for doubtful accounts	(1,083,000)	(1,077,000)
Accounts receivable, net	$7,303,000	$7,854,000

(6)

Inventories and Vendor Rebates

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

Substantially all vendor rebate receivables are collected within three months following the fiscal year-end. Management believes Just-Rite will continue to receive rebates from the buying group and certain vendors in 2007 and thereafter. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by Just-Rite. We recorded vendor rebates in cost of sales of approximately $495,000 and $430,000 in the first nine months of 2007 and 2006, respectively. At September 30, 2007 and

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2006, we recorded rebates in contra inventory accounts of approximately $14,000 and $12,000, respectively. Also, at September 30, 2007 and December 31, 2006, we recorded amounts due from vendors in other current assets of $227,000 and $305,000, respectively.

Inventories consisted of the following at:

	September 30, 2007	December 31, 2006
Raw Materials	$469,000	$474,000
Finished Goods	4,817,000	5,346,000
Packaging materials	417,000	459,000
	$5,703,000	$6,279,000

 (7)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, plant and equipment consisted of the following at:

	September 30, 2007	December 31, 2006	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	1,859,000	1,810,000	10-40
Machinery and equipment	4,483,000	4,512,000	3-20
Vehicles	3,249,000	3,113,000	2-8
Furniture, fixtures, and data processing equipment	782,000	703,000	3-12
	10,932,000	10,697,000
Less accumulated depreciation	(4,438,000)	(3,633,000)
	$6,494,000	$7,064,000

(8)

Notes Payable

At September 30, 2007 and December 31, 2006, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender to our subsidiaries. The line of credit is collateralized by the subsidiaries’ accounts receivable and inventory, and bears interest at a variable rate (Libor + 2.0%), which is 7.53% as of September 30, 2007. Imperial is a guarantor of the subsidiaries’ notes payable. The interest rate is subject to changes based on certain ratios maintained as defined in the credit agreement. The maturity date of the line of credit is September 1, 2008 and is subject to annual renewal thereafter.

At September 30, 2007, the amount available for borrowing under the $9,000,000 line of credit based on eligible receivables and inventory, as defined, was approximately $8,149,000, of which approximately $2,012,000 was outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at September 30, 2007 and 2006 of $45,000 and $42,000, respectively, is recorded in the accompanying consolidated balance sheets in accrued expenses and other liabilities.

Product warranty accrual activity consisted of the following for the nine months ended:

	September 30, 2007	December 31, 2006
Beginning balance	$42,000	$50,000
Warranty provision	16,000	38,000
Warranty payments	(13,000)	(46,000)
Ending balance	$45,000	$42,000

(10)

Long-Term Debt

Long-term debt at September 30, 2007 consists of six mortgage loans which are collateralized by various owned real properties. The aggregate outstanding balances on such mortgage loans are approximately $1,276,000, less current installments of approximately $121,000. These mortgage loans bear interest at variable and fixed rates ranging from  6.99% to 9.25% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of approximately $2,272,000, less current installments of approximately $849,000, relates principally to equipment, computer hardware and software financing. The notes bear interest at various annual rates ranging from 5.8% to 13.4%.

(11)

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

No options were granted during the nine months or three months ended September 30, 2007 or 2006.

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of September 30, 2007 no shares were available for future grants under the Employee Plan or Director Plan.

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

A summary of the option activity under our stock option plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	108,000	$7.89	3.21	$234,000
Options Granted	—
Options Exercised	(7,000)	$.87		$37,000
Options Cancelled	(1,000)	$6.46		—
Options outstanding at September 30, 2007	100,000	$8.42	2.67	$—
Options Exercisable at September 30, 2007	100,000	$8.42	2.67	$—
Options Vested at September 30, 2007	100,000	$8.42	2.67	$—

Cash received from option exercises under the 1999 plans for the nine months ended September 30, 2007 was approximately $7,000. The actual tax benefit realized for the tax deductions for share-based compensation plans totaled approximately $15,000 for the nine months ended September 30, 2007.

(12)

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

Below is a reconciliation between basic and diluted earnings (loss) per common share for the nine months and three months ended September 30, 2007 and 2006 (in thousands except per share amounts):

	Nine Months Ended September 30,
	2007				2006
	Income	Shares	Per Share		Income	Shares	Per Share
Net income	$157				$2,691
Basic earnings per share	$157	2,511		$0.06	$2,691	2,478	$1.09
Effect of dilutive securities:
Options		25	$			60	$(0.03)
Diluted earnings per share	$157	2,536		$0.06	$2,691	2,538	$1.06

	Three Months Ended September 30,
	2007				2006
	Loss	Shares	Per Share		Income	Shares	Per Share
Net (loss) income	$(72)				$494
Basic (loss) earnings per share	$(72)	2,514		$(0.03)	$494	2,492	$0.20
Effect of dilutive securities:
Options			$			51	$(0.01)
Diluted (loss) earnings per share	$(72)	2,514		$(0.03)	$494	2,543	$0.19

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the three months ended September 30, 2007 because their inclusion would have been anti-dilutive. There were 52,000 shares of anti-dilutive common stock equivalents in the nine month period ended September 30, 2007 and zero in the nine and three months ended September 30, 2006. These stock options had exercise prices ranging from $12.06 to $14.48 per share.

(13)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in four instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in eighteen lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for eleven of these claims and are providing a defense in two other cases, for which DFH expects its carriers will eventually accept coverage. With respect to five claims, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

In a former EIFS claim, DFH was a defendant in a lawsuit styled Anthony Derck and Mary Derck v. Stalnaker Construction, Inc. et al. v. Atrium Aluminum Production and Acrocrete, Inc. in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida, Case No. 99-0423-CA. The lawsuit involved claims by plaintiffs against DFH for moisture damages allegedly caused by DFH’s EIFS products.  A jury trial resulted in a judgment against DFH for $523,200, which was reduced to $209,562 by the trial court and was eventually reversed on appeal and remanded for a new final hearing.  On April 16, 2007, DFH and the Dercks settled the matter for $150,000.  DFH paid $50,000 and our insurance carrier agreed to pay the balance.  In connection with the settlement, it was agreed that all pending litigation between the Company and our insurance carrier relating to this matter would be dropped.  As a result of this settlement, we reversed a portion of the accrual established for this matter resulting in a gain on litigation settlement of $183,000 in the first quarter of 2007.

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

Of the five remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted.  Notwithstanding acceptance of such coverage, we believe that all five claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. While this prior insurance carrier has initially denied coverage, we believe that discovery in these cases will establish facts that will prove that coverage is afforded under these policies and that the prior insurance carrier will be required to defend and indemnify DFH for these claims. We believe that this will occur before the applicable S.I.R. will have been exhausted by DFH.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As insurance markets for moisture intrusion type coverage have all but disappeared, we were forced on March 15, 2004 to renew our existing products liability coverage with an exclusion for EIFS exposure. However, DFH has made a concerted effort to limit its exposure in any such future EIFS claims. For example, DFH instructed its salesmen and independent distributors not to sell acrylic stucco products for EIFS applications to end users in the residential construction market and eliminated warranties of acrylic stucco products used in such applications. In addition, we no longer manufacture such products following the closure of the DFH manufacturing facility in Kennesaw, Georgia in the fourth quarter of 2005, further reducing future exposure to EIFS claims. Following the closure of the DFH manufacturing facility, Just-Rite became a distributor of acrylic stucco products manufactured by Degussa (now BASF) under the Acrocrete brand. As part of the Distribution Agreement, Degussa has agreed to indemnify Just-Rite for any product liability claims for such products.

To date, DFH has not experienced any EIFS claims for any periods that would not be covered by insurance. Due to the uncertainty and unpredictability of litigation, there can be no assurance as to when, or if, any future uninsured claims may be filed, and if they were, to not be material.

History of Claims

Historically, there have been over 300 resolved EIFS Claims involving DFH. The average settlement, together with legal fees and expenses in these EIFS claims was approximately $25,000.  With the exception of the Derck case above, and two other claims where DFH contributed an aggregate of approximately $25,000, DFH’s applicable insurance carriers have borne complete responsibility for all amounts and DFH has not had to contribute any cash in connection with the settlement of the resolved EIFS claims not subject to S.I.R. limits.  DFH’s administrative costs associated with the resolved EIFS claims were not material and there was no material impact on our consolidated results of operations.

We have no reason to believe that, based on such historical experience, the pending EIFS claims which are not subject to S.I.R. limits, will not be similarly resolved and no accrual can reasonably be estimated. The estimated exposure could range from $0 to some undetermined amount. Management has evaluated the pending EIFS claims and, because of the uncertainty of the ultimate settlement of these cases, which may or may not require payment, management does not believe that a reliable estimate of the loss can be made within the above range and therefore, a loss contingency has not been recorded for any of these claims. Any losses and expenses in excess of insurance coverage could have a material adverse effect on our operating results and financial condition.

Based on the pending EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $140,000 which is recorded in accrued expenses and other liabilities at September 30, 2007.  Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

DFH and Premix are engaged in other legal actions and claims arising in the ordinary course of its business, including two claims against Premix and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  We believe that Premix has meritorious defenses to such claims.  Our insurance carriers have accepted coverage and are proving a defense in each lawsuit.  We believe that Premix has more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements.  We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position.  None of Premix’s currently manufactured products contain asbestos.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the nine months ended September 30, 2007 and 2006, the aggregate contribution required by us to fund the plan was approximately $40,000 and $43,000, respectively.

(c)

Lease Commitments

At September 30, 2007, we have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2007 of approximately $1,324,000 for our current operating leases. The leases expire at various dates ranging from March 2008 to April 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. We do not expect to incur any material relocation expenses.

(d)

Product Purchase Commitments

Pursuant to the Distribution Agreement with BASF, BASF appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by DFH and which are now manufactured by BASF. As part of the Distribution Agreement, BASF has agreed to indemnify Just-Rite for any product liability claims for such products thereafter manufactured by BASF.

Just-Rite agreed to purchase a minimum of $12,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Through September 30, 2007, Just-Rite surpassed the minimum purchase requirement. As a result, Just-Rite has the option to extend the Distribution Agreement for an additional two years to meet the total purchase commitment of $16,000,000.

(14)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on our consolidated balance sheets at September 30, 2007 and December 31, 2006 are $82,000.

(15)

Settlement of Litigation and Acquisition of Assets

In September 2004, we completed a settlement of certain litigation against a former employee and others and received two parcels of real estate as part of such settlement valued at approximately $211,000. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain. The other, valued at $66,000, is held for investment and classified in other assets at September 30, 2007 and December 31, 2006.

(16)

Related Party Transactions

We paid legal fees of approximately $157,000 and $64,000, in the nine months and three months ended September 30, 2007, as compared to approximately $193,000 and $70,000, respectively, for the same periods in 2006 to a law firm of which our Chairman of the Board is affiliated. Such fees were for services rendered by members and associates of such law firm other than our Chairman. We had amounts payable to this law firm of approximately $32,000 and $15,000 at September 30, 2007 and 2006.

In addition, we paid lease payments of approximately $23,000 and $0,  in the nine months and three months ended September 30, 2007, as compared to approximately $71,000 and $23,000, respectively, for the same periods in 2006 to the former owner of a business acquired by one of our subsidiaries for use of a distribution facility. The former owner’s employment terminated in March 2007. Also, we employed a relative of a former member of management and paid a salary of approximately $14,000 and $2,000 in the nine months and three months ended September 30, 2007 as compared to $12,000 and $5,000 for the same periods in 2006. This employment was terminated in July 2007.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(17)

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

In June 2006, a final consensus was reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).   The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. This issue affirms that the presentation of taxes in the income statement should be on either a gross (included in revenues and costs) or a net (excluded from revenues) basis and that this is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22. In addition, if such taxes are significant and reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements. The Company adopted this EITF in the first quarter of 2007 and has adopted an accounting policy that requires taxes collected from customers and remitted to governmental authorities to be reported on a net basis (excluded from revenues). The adoption of this EITF did not have an impact on the Company’s financial statements.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2006 Form 10-K Report and this Form 10-Q for a more complete description of risk factors.)

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

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the aging of the receivables and the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, which, among other things, may affect customers’ ability to pay. As a result, significant judgment is required by us in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by us in estimating our allowance for doubtful accounts could have a material adverse affect on our financial condition.

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

General and Recent Developments

We are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia and Alabama and to a lesser extent, other states in the Southeastern United States. We have two manufacturing facilities and 11 distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors. A new distribution facility is scheduled to be opened in the fourth quarter of 2007 in New Orleans, Louisiana.

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

General construction activity had been strong in the Southeastern United States during the last several years through the second quarter of 2006. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida during the last six months of 2006 and first nine months of 2007. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market, decreased 49.9% and 48.5% for the nine months and three months ended September 30, 2007, respectively, as compared to the same periods in 2006. The reduction in the construction of new residential units in Florida is expected to continue through at least the fourth quarter of 2007. However, building permits for new residential units have increased in our Mississippi gulf coast trade area in the nine months ended September 30, 2007, although, in this same area, there was a small decrease in building permits in the three months ended September 30, 2007 as compared to the same period in 2006. Residential construction activity is expected to remain solid in those markets due to the continued rebuilding activities in areas impacted by Hurricane Katrina.

Results of Operations

Three Months and Nine Months Ended September 30, 2007 compared to 2006

Net sales decreased $14,027,000 and $3,665,000 for the nine months and three months ended September 30, 2007, or approximately 24.2% and 20.9%, respectively, compared to the same periods in 2006. The decrease in sales was primarily due to a reduction in demand for our products in the new housing and commercial construction markets related to the decline in Florida construction activity. We expect the reduction in demand to continue, resulting in lower sales through at least the fourth quarter of 2007. Our Florida market represents approximately 62% and 56%, respectively, of our consolidated sales for the nine months and three months ended September 30, 2007.

Our new distribution facilities, located in Mobile, Alabama (opened in February 2006), Brooksville, Florida (opened in August 2006) and Ocala, Florida (opened in March 2007) accounted for approximately $1,063,000 and $154,000 in additional sales for the nine months and three months ended September 30, 2007, respectively. These additional sales were offset by reduced sales from facilities we closed in December 2006 in Dallas, Georgia and Port St. Lucie, Florida of approximately $2,946,000 and $726,000 for the nine months and three months ended September 30, 2006, respectively.

A significant portion of our sales are generated from the areas impacted by Hurricane Katrina that struck the Gulf Coast area of the Southeast United States in August 2005. Our Gulfport, Mississippi distribution facility generated sales of approximately $12,625,000 and $4,791,000 in the nine months and three months ended September 30, 2007, compared to sales of approximately $13,261,000 and $4,077,000 for the same periods in 2006. The decrease in sales during the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to higher demand from emergency repairs. The increase in sales in the three months ended September 30, 2007 compared to the same period in 2006 is due primarily to increased demand from rebuilding efforts. The Company expects continuing solid demand for its products in the Gulf Coast region as hurricane clean up and recovery efforts have given way to rebuilding in the damaged areas.

Gross margin as a percentage of net sales was 29.4% and 28.6% for the nine months and three months ended September 30, 2007, respectively, as compared to 29.1% and 28.0% for the same periods in 2006. The slight increase in gross margin percentages is due primarily to (1) a greater portion of sales from manufactured products which generally have higher gross margins than products purchased for resale and (2) receiving more rebates from vendors, partially offset by downward pressure in gross margins due to more intense competition. In the first nine months of 2007, the sale of our manufactured products represented approximately 24.2% of total sales as compared to approximately 23.7% for the same period in 2006. In addition, we obtained approximately $65,000 more in purchase rebates from our vendors in the nine months ended September 30, 2007 compared to the same period in 2006. The decline in residential construction activity is expected to continue to cause downward pressure on our gross margins during the remainder of 2007.

Selling, general and administrative expenses increased approximately $357,000 for the nine months and decreased approximately $23,000 for the three months ended September 30, 2007 compared to the same periods in 2006. The increase in expenses for the nine months ended September 30, 2007 was primarily attributable to an increase of approximately $56,000 in depreciation expense, $211,000 increase in professional fees, $420,000 increase in payroll and related costs, $111,000 in bad debt expense and $140,000 increase in expenses related to converting to the new computer system. These increases were partially offset by a reduction in delivery costs of approximately $100,000 and a reduction in selling, general and administrative expenses of approximately $637,000 from the gain on sale of assets to BASF.

The decrease in expenses for the three months ended September 30, 2007 was primarily attributable to an increase of approximately $7,000 in depreciation expense, $11,000 increase in professional fees, $209,000 increase in payroll and related costs, $38,000 in bad debt expense and a $10,000 increase in delivery expenses. These increases were partially offset by a $19,000 decrease in expenses related to converting to the new computer system and a reduction in selling, general and administrative expenses of approximately $349,000 from the gain on sale of assets to BASF.

The increase in professional fees is due primarily to Sarbanes-Oxley compliance. The increase in payroll and related costs is due primarily to hiring more sales people and hiring additional employees in the new distribution facilities. The increase in bad debt expense is due primarily to providing additional reserve to allowance for doubtful accounts for certain slow paying accounts.

Selling, general and administrative expenses as a percent of net sales was 29.0% and 29.5% for the nine months and three months ended September 30, 2007 compared to 21.4% and 23.5% for the same period in 2006. The increase in selling, general and administrative expenses as a percent of net sales is due primarily to fixed costs being spread over lower sales volume and an increase in certain operating expenses. Opening one new facility in the third quarter of 2006 and one in the second quarter of 2007 contributed to the increase in selling, general and administrative expenses.

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales and gross profits in the nine months and three months ended September 30, 2007 compared to the same periods in 2006 had an adverse impact on operating income. As a result of the above factors we generated operating income of approximately $160,000 in the nine months ended September 30, 2007 compared to operating income of $4,445,000 in the same period in 2006. Also, we generated an operating loss of approximately $139,000 in the three months ended September 30, 2007 compared to operating income of approximately $782,000 in the same period in 2006.

Interest expense decreased approximately $246,000 and 104,000 for the nine months and three months ended September 30, 2007, compared to the same periods in 2006. The decrease in interest expense was primarily due to a reduction in debt outstanding during the comparable periods.

Other income without the effect of interest expense increased approximately $51,000 and decreased $44,000 for the nine months and three months ended September 30, 2007 compared to the same periods in 2006. The increase is primarily due to the recognition of $183,000 of income from the settlement of product liability litigation against DFH in the first quarter of 2007.

Income tax expense decreased approximately $1,454,000 and $295,000 for the nine months and three months ended September 30, 2007 compared to the same period in 2006. The reduction in income tax expense is primarily due to lower taxable income and an income tax credit of approximately $62,000 recorded in the third quarter of 2007. Our effective tax rate for the nine months ended September 30, 2007 compared to the same period in 2006 decreased from 34.9% to (9.8%).

As a result of the foregoing, we recognized net income of approximately $157,000 or $0.06 per diluted share for the nine months ended September 30, 2007 compared to net income of approximately $2,691,000 or $1.06 per diluted share for the nine months ended September 30, 2006. For the three months ended September 30, 2007, we recognized net loss of approximately $72,000 or $0.03 per diluted share compared to net income of approximately $494,000 or $0.19 per diluted share for the three months ended September 30, 2006. We expect the continuing lower sales to result in continuing losses through at least the fourth quarter of 2007.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of approximately $9,458,000 compared to working capital of approximately $10,025,000 at December 31, 2006. The decrease in working capital was due primarily to the pay down of long-term debt in the nine months ended September 30, 2007.

At September 30, 2007, we had cash and cash equivalents and restricted cash of approximately $1,381,000 compared to approximately $2,207,000 at December 31, 2006. The decrease in cash is primarily due to the reduction in restricted funds which are customer payments that are required to be remitted to our commercial lender upon their bank clearance under the terms of our line of credit. Upon remittance of such amount, the outstanding balance of the line of credit is reduced by such amount, generally resulting in greater borrowing capacity.

Net cash provided by operations was approximately $1,394,000 for the nine months ended September 30, 2007, compared to net cash provided by operations of approximately $1,230,000 in the same period in 2006. The increase in cash provided by operations was primarily due to the decrease in inventory during the nine months ended September 30, 2007 compared to the increase in accounts receivable and inventory during the same period in 2006.

Net cash used in investing activities was approximately $279,000 for the nine months ended September 30, 2007, compared to approximately $1,416,000 in the same period in 2006. The decrease is primarily due to a reduction in purchases of equipment used for customer delivery compared to the same period last year.

Net cash used in financing activities was approximately $1,238,000 compared to net cash provided by financing activities of approximately $514,000 in 2006. This decrease in cash from financing activities is primarily due to a greater pay down of the line of credit during the nine months ended September 30, 2007. Additionally, there were no proceeds from issuance of long-term debt in the first nine months of 2007 compared to proceeds of approximately $1,026,000 in the first nine months of 2006.

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi and Georgia that have purchased products on an unsecured open account from us. Accounts receivable, net of allowance, at September 30, 2007 was approximately $7,303,000 compared to $7,854,000 at December 31, 2006. Collections of accounts receivable have slowed during the nine months ended September 30, 2007 primarily as a result of reduced liquidity of the our customers because of the construction industry market conditions discussed above. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity. The line of credit is based upon and collateralized by, eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible accounts receivable under our borrowing agreement. The line of credit bears interest at a variable rate based on Libor plus 2% (7.53% at September 30, 2007) which annualized would result in estimated interest expense of approximately $151,000 based on the outstanding balance on the line of credit at September 30, 2007. Based on eligible receivables and inventory we had approximately $8,149,000 borrowing capacity available on our line of credit at September 30, 2007. The outstanding balance on the line of credit at September 30, 2007 was approximately $2,012,000 resulting in net available credit of approximately $6,137,000.

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

Funding Commitments and Funding Sources

At September 30, 2007, our contractual cash obligations, with initial or remaining terms in excess of one year, remained generally unchanged compared to December 31, 2006. (See Notes 8, 10 and 13 in the accompanying consolidated financial statements for additional information regarding our debt and commitments.)

Pursuant to a Distribution Agreement between Just-Rite and BASF, Just-Rite is required to purchase $16,000,000 of BASF products over a three year period ending September 30, 2008 (which term may be extended for an additional two years at the option of Just-Rite).  In the event that Just-Rite is unable to purchase such amount, we are obligated to refund $.30 for every dollar not purchased on the purchase price BASF paid for DFH’s and Premix’s assets, up to $1.2 million.  Through September 30, 2007, Just-Rite has purchased $14,459,000 of BASF’s products. See “Footnote 4 to the Company’s Consolidated Financial Statements for the quarterly period ended September 30, 2007.”

We are continuing to focus our efforts on expanding market share in the Southeastern United States area through opening new distribution facilities, broadening the product line of our existing distribution facilities in selected markets, evaluating further expansion of our manufacturing capabilities at our two manufacturing facilities and increasing operating efficiency through capital investment, and improving working capital. A new distribution facility is scheduled to be opened in the fourth quarter of 2007 in New Orleans, Louisiana. We expect to incur various capital expenditures aggregating approximately $650,000 during the next twelve months to expand our facilities and to add equipment for new product lines and to support and enhance the service capabilities of our new and existing facilities. We expect to finance approximately $200,000 of these expenditures from various lenders with the balance funded by cash derived from operations. In addition, in 2007 we are continuing the implementation of a new computer and data processing system for inventory, sales management, financial reporting, internal controls and planning to better support management decision making in an effort to keep certain costs to a minimum and more effectively service our customers.

In 2006, we initiated a plan to convert to a new company-wide network computer infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service our customers. Approximately $332,000 of the initial cost of $435,000 for the project was financed by a commercial lender in the first quarter of 2006 and recorded in long-term debt. As of September 30, 2007, we have capitalized approximately $442,000 of costs related to this conversion. Roll-out of this new system began in July 2006, and has resulted in an increase in operating expense of approximately $189,000, including depreciation expense of approximately $49,000 during the first nine months of 2007. Such operating expenses are expected to continue at approximately the same rate for the balance of 2007.

In March 2007, we opened a distribution facility in Ocala, Florida and in September 2007, we closed the facility due to market conditions and the location’s limited product offering. We are evaluating re-opening the facility with an expanded product line.   The opening of new distribution facilities in the future will be dependent upon many factors, including availability of management, competitive conditions and assurances of product availability from our principal vendors.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

Our business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. Our future results could be materially and adversely impacted by changes in these or other factors. (See also “Part I, Item 1.A, Risk Factors herein” and “Risk Factors” in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all of our financial exposure.)

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

Exposure to Interest Rates

A majority of our debt bears interest at rates that vary with changes in market indexes. At September 30, 2007, we had aggregate variable rate mortgage notes of approximately $815,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, our $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At September 30, 2007, $2,012,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $28,000 based on the outstanding balance as of September 30, 2007.

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

b.

 Changes in internal controls

There were no changes in our internal controls or in other factors during the quarter ended September 30, 2007 that could materially affect our internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 13 (a), set forth in Part I Financial Information.

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

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the nine months ended September 30, 2007, sales decreased by 24.2% while operating income decreased 96.4%, compared to the same period in 2006. The reduction in operating income is also attributable to higher selling, general and administrative expenses. A continuing reduction in net sales will have an unfavorable effect on future operating income due to the negative operating leverage.

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

———————

*

Filed herewith.

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

November 14, 2007