Form 10-K
period 2007-12-31
IMPERIAL INDUSTRIES INC
filed 2008-03-31
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) is: $28,900,000

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 28, 2008, 2,510,002.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Proxy Statement for it’s 2008 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Page

PART I

Item 1.          Business

3

Item 1A.       Risk Factors

9

Item 1B.       Unresolved Staff Comments

14

Item 2.          Properties

15

Item 3.          Legal Proceedings

15

Item 4.          Submission of Matters to a Vote of Security Holders

17

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

18

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

24

Item 8.          Financial Statement and Supplementary Data

26

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

51

Item 9A.       Controls and Procedures

51

Item 9A(T).  Controls and Procedures

51

Item 9B.       Other Information

52

PART III

Item 10.        Directors and Executive Officers of the Registrant

53

Item 11.        Executive Compensation

54

Item 12.        Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

54

Item 13.        Certain Relationships and Related Transactions and Directors Independence

55

Item 14.        Principal Accounting Fees and Services

55

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

56

SIGNATURES

58

PART I

Item 1.

Business

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company,” “we,” “us,” and “our,” they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. See “Item 1A Risk Factors” for a more detailed discussion of some of the risks related to the Company and its business.

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

General

Imperial Industries, Inc. (the “Company”) is a Delaware corporation, which, through its predecessor corporations, has been in existence since 1968. Our executive offices are located at 3790 Park Central Boulevard North, Pompano Beach, Florida 33064 and the telephone number at our office is (954) 917-4114.

We are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, Georgia, Alabama and Louisiana and to a lesser extent, other states in the Southeastern part of the United States. We have two manufacturing facilities for our products and 10 distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

We manufacture products through our wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”). We distribute building materials, including our own manufactured products and complementary products, through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) and also sell our manufactured products through non-affiliated materials distributors. The manufacturing facilities primarily produce and distribute pool finish coatings, roof tile mortar, stucco and plaster products, while the distribution facilities expand our product line by offering gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by us. Pool finish products are applied as coatings for in-ground swimming pools.

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

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. Further, the significant decline in building permits in the Florida market in 2007 compared to 2006 indicates that future residential construction activity and demand for our products may remain weak into 2008 in such market.  Construction activity in the Company’s markets located in the Gulf Coast trade area continued to benefit from rebuilding activities in areas impacted by Hurricane Katrina in 2007 and is expected to remain stronger than the Florida market in 2008.

The challenging market conditions we faced in 2007 are continuing due generally to the following:

1.

High levels of new and existing home inventory available for sale,

2.

High foreclosure rates,

3.

Low consumer confidence in the housing market,

4.

Reduced home affordability,

5.

Shortage of mortgage financing and,

6.

Turmoil in the mortgage and credit markets.

Although the current Federal Reserve Board policy initiatives shows its determination to reverse the economy’s downward momentum and resolve the bond and credit crisis which would be beneficial to the residential and commercial construction industry, the depth and duration of the decline in construction activity cannot be determined.

Sale of Certain Assets and Closure of Manufacturing Facility

On July 25, 2005, our subsidiary DFH, Inc. (“DFH”) entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as “BASF Construction Chemicals, LLC” or “BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations (the “Assets”). DFH also agreed to cease the manufacture of products that had been formerly used in exterior insulation finish wall systems applications by December 31, 2005.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, we would have been required to refund to BASF $1,100,000 of the purchase price under the BASF Sales Agreement, plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price would become non-refundable and the remaining $1,200,000 would be reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving the minimum purchase requirement, Just-Rite has the option to extend the Distribution Agreement for an additional two years to allow Just-Rite to meet the total purchase commitment. As a result, we had a deferred the gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the $12,000,000 minimum threshold. Total purchases of BASF products as of December 31, 2007 were approximately $15,500,000. We recognized income of approximately $907,000 and $271,000 for the year and three months ended December 31, 2007, respectively, which is included as a component of selling, general and administrative expenses.

Premix

Premix, together with its predecessors, has been in business for approximately 50 years. The names “Premix” and “Premix-Marbletite” are among the registered trademarks of Premix. We believe the trade names of our manufactured products represent a substantial benefit to us because of industry recognition and brand preference. Premix manufactures swimming pool finishes, roof tile mortar, stucco and plaster coatings. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials. The products are sold primarily to building materials distributors and Premix’s affiliate, Just-Rite.

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, the majority of all roof tile mortar sales have been to customers in South Florida. We have expanded our marketing efforts for this product to other areas of Florida.

Premix sales to external customers accounted for approximately 24% and 20% of our net sales for the years ended December 31, 2007, and 2006. This percentage calculation does not include Premix products sold to Just-Rite and resold to Just-Rite’s customers.

Just-Rite

Just-Rite owns and operates our distribution facilities. In the past, each distribution facility marketed its own unique mix of products for sale based on demand in its respective geographic areas. Currently, Just-Rite is expanding its product line to distribute a broader, more consistent line of building materials throughout all of its facilities. The majority of products are delivered to customer job sites, principally by Just-Rite owned vehicles, usually within 50 miles of each distribution facility.

 In 2005, Just-Rite opened distribution facilities in Ft. Walton, Florida and St. Augustine, Florida and closed a facility in Alabama. In 2006, Just-Rite opened facilities in Mobile, Alabama and Brooksville, Florida and closed facilities in Dallas, Georgia and Port St. Lucie, Florida. In 2007, Just-Rite opened and closed a facility in Ocala, Florida and closed facilities in Brooksville, Florida and St. Augustine, Florida. In February 2008, Just-Rite opened a facility in New Orleans, Louisiana and now operates 10 distribution facilities.

Just-Rite sales accounted for approximately 76% and 80% of our net sales for the years ended December 31, 2007 and 2006, respectively, including Premix products sold through Just-Rite.

DFH

Until the closure of its manufacturing facility in December 2005, DFH, since 1988, manufactured acrylic stucco products under the trade name “Acrocrete”, protected by registered trademarks. DFH’s products, used principally for exterior wall coatings, broadened and complemented the range of products produced and sold by Premix.

Based on the following factors, we sold certain DFH’s assets to BASF and ceased manufacturing acrylic stucco products in 2005.

•

Lower demand for acrylic stucco products within the construction industry compared to past periods;

•

DFH’s lack of building code approvals for certain product applications, as compared to certain other competitors, which caused market share limitations;

•

The inability to obtain product liability insurance for certain types of product applications;

•

More intense competitive pressures within the industry; and

•

Reduced profitability due to increases in the cost of raw materials and operating expenses.

DFH had no sales in 2007 or 2006.

Growth Opportunities

 We continue to emphasize internal growth through expanding product line offerings at existing facilities, opening new distribution facilities in growth markets and generating gains in productivity.  We opened a distribution facility in New Orleans, Louisiana in February 2008. We believe the current slowdown in the residential and commercial construction industry may result in divestures or closure of competitors resulting in possible acquisition candidates.

Our current focus is to expand our business by introducing products that we currently offer at certain of our facilities into other facilities located in some of our other markets. In addition, we are working with our customers to identify new products to increase the breadth of our product line to increase sales to current customer and attract new customers.

In general, we believe the building materials distribution industry is fragmented and has the potential for consolidation due to the competitive disadvantages faced by smaller distributors. The industry is characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability, as well as, competitive pricing and breadth of product lines to their customers. We believe current industry conditions and the competitive environment for many of these distributors may provide possible acquisition candidates. We do not have any binding understanding, agreement or commitment regarding potential acquisitions but we may pursue acquisitions in the future if it is believed they will enhance our operations.

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

The Just-Rite distribution facilities sell products of many suppliers. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors’ behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 26% and 23% of Just-Rite purchases in 2007 and 2006. We do not believe the loss of this particular buying group would have an adverse impact on us as there are other buying organizations in which we believe we can obtain products at the same or similar prices.

In connection with DFH and Premix’s sale of certain assets to BASF, and the closing of the DFH manufacturing facility, Just-Rite entered into a distribution agreement with BASF which requires Just-Rite to purchase a minimum of $16,000,000 of synthetic stucco products over a three-year period, commencing October 1, 2005. In 2007 and 2006, BASF products accounted for approximately 15% and 22%, respectively, of Just-Rite purchases.

Sales and Marketing

Our sales and marketing strategy is to provide a wide range of products and superior service to our customers for the products we manufacture and distribute, as well as enlarging our product offerings to include additional complementary products and other building materials manufactured by other companies. The other building materials and complementary items are purchased by us and held in inventory, together with our manufactured products, for sale to customers. Currently, we are making significant effort to expand our product line at all of our facilities to increase sales by selling more products to existing customers and attracting new customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. Our sales approach to the new and renovation construction markets is targeted at both the end user of our products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from us and sell to the end-user, and in some instances, retail customers.

While our manufactured products have typically been sold to distributors, we focus our marketing efforts on the contractor/sub-contractor end user to create a brand preference for our manufactured products. No one non-affiliated independent distributor has accounted for 10% or more of total sales during the past two years. Sales of our manufactured products through Just-Rite accounted for approximately 12% and 22% of the revenues generated from our manufacturing facilities for the years ended December 31, 2007 and 2006, respectively.

We believe that the loss of any one independent distributor would not cause a material loss in sales because the brand preference contractors and subcontractors generally have for our products cause the user to seek a distributor who carries our manufactured products. We market our products to distributors through Company salespeople located throughout the Southeastern United States.

We opened our first distribution facility in 1994 when we opened a facility in Savannah, Georgia to sell our manufactured acrylic stucco products and certain complementary products manufactured by other companies to the end user. Over the following years we opened new distribution facilities and expanded our operations into other parts of Florida, as well as Alabama, Mississippi and Louisiana through acquisitions and startups to gain market share for both our manufactured products and building materials manufactured by other companies. Just-Rite currently has ten distribution facilities in Florida, Georgia, Mississippi, Alabama and Louisiana and accounted for 76% of net sales in 2007.

Each of our distribution facilities consist of between approximately 2,500 to 29,000 square feet and are designed to meet the local needs of our customers. Historically, each facility maintained its own unique mix of products for sale based on demand in its respective geographic trade areas. In an effort to gain market share, we are expanding our product offering so that we can sell more products to both existing and new customers and more efficiently utilize existing warehouse space. Location managers are responsible for sales, pricing and staffing requirements. In addition, they are responsible for customer service and deliveries. Generally, each of our locations are focused on providing materials to our customers within a 50 mile radius of our facility.

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

Environmental Matters

Our operations are subject to various federal, state and local environmental laws and regulation in the normal course of our business. Although we believe that our manufacturing, handling, consuming, selling and disposing of our raw materials and products are in accordance with current environmental regulations, future developments could require us to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with our operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2008 to comply with existing laws and regulations are also not expected to have a material effect on our financial position, results of operations or liquidity.

Employees

We had 161 full time employees at December 31, 2007. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

Available Information

Copies of our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary of the Company or by calling 954-917-4114. All of our SEC filings are also available on our website at www.imperialindustries.com as soon as reasonably practicable after having been electronically filed or furnished to the SEC. In addition, our Code of Business Conduct is available at our website and will be provided without charge to any shareholder submitting a written request.

Additionally, materials we file with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. While we are taking several responsive steps that management believes will be sufficient to allow the Company to continue as a going concern and to improve our operating results and financial condition, there can be no assurance that such actions will be effective. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The markets we serve, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets in the Southeast United States, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and operating results.

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. Further, the significant decline in building permits in the Florida market in 2007 compared to 2006 indicates that future residential construction activity and demand for our products will remain weak into 2008 in such market. The depth and duration of the decline in construction activity cannot be predicted. Construction activity in the Company’s markets located in Mississippi continued to benefit from rebuilding activities in areas impacted by Hurricane Katrina in 2007 and are expected to remain stronger than the Florida markets in 2008.

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

Generally, our products are obtainable from various sources and in sufficient quantities. However, from time to time we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations. Also, we purchase products from many vendors under relationships that are terminable without cause or written notice which is customary in our industry. Any disruption in our sources of supply for raw materials or building materials could negatively impact our financial condition and results of operations. If shortages were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on our operations and a long-term adverse effect on our customer relationships and reputation if we were unable to obtain a sufficient allocation of products from other vendors. In addition, we have strategic relationships with several key vendors. In the event we are unable to maintain these relationships, we could lose some of the competitive advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition. For example, in the first six months of 2006, we experienced industry shortages of gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, we believe sales were lost or delayed at several of our distribution facilities during that six-month period. However, subsequent to the second quarter of 2006, the significant decline in residential construction activity suffered throughout the United States reduced industry shortages of gypsum wallboard and now allows us to fully meet customer demand.

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

Our operations are working capital intensive, and our levels of inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit and collection policies. The large majority of our net sales are credit sales through open unsecured accounts with our customers. Our customers’ ability to pay may depend on the economic strength of the construction industry and regional economies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

We require a significant amount of liquidity to service our debt, fund operations and meet cash requirements of capital expenditures.

We require a significant amount of liquidity to service our indebtedness and fund operations and capital expenditures. Our ability to fund our operations, capital expenditures and other corporate expenses, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive and other factors.  Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our needs.

Any curtailment of operations, reduction or delay in planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

If we are unable to meet the financial covenants under our line of credit, the lender could elect to accelerate the repayment of the outstanding balance and , in that event, we would be forced to seek alternate sources of financing.

We are party to a $9,000,000 asset-based borrowing agreement which contains a minimum fixed charge coverage ratio that is tested when our excess borrowing availability, as defined, is less than $900,000. This agreement matures June 1, 2009.

As a result of the risks we face in our business, we can give no assurance that we will be able to achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than $900,000 and we were unable to comply with the financial covenant, we would be in default and our lender would have the right, but not the obligation, to terminate the loan commitment and accelerate the entire amount outstanding under the line of credit. The lender could also foreclose on our assets that secure our line of credit, In that event, we would be forced to seek alternative sources of financing which may not be available on terms acceptable to us, or at all.

We are dependent on our information systems. Delays in the implementation of our new computer system, or interruptions in the proper functioning of our information system, could disrupt our operations and cause unanticipated increases in costs and adversely affect our operating results and financial condition.

We expect implementation of our new computer system to be completed by December 31, 2008. We believe that this time frame will enable us to reduce implementation-related risk, minimize customer disruption, reduce system outages and disruptions and spread implementation costs. Delays in the successful implementation of the new systems or their failure to meet our expectations could result in adverse consequences, including disruption of operations or unanticipated increases in costs. In addition, the proper functioning of our information systems is critical to the successful operation of our business. Although we protect our information systems through physical and logistical safeguards, these information systems are still vulnerable to natural disasters, power losses, telecommunications failures, physical or internet access intrusions and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish certain functions manually, which could temporarily affect our ability to process orders, identify business opportunities, maintain proper levels of inventories, bill customers or pay vendors.

The seasonal nature of our operations may adversely affect our quarterly financial results. Fluctuations in our quarterly results may also have an adverse effect on the market price of our common stock.

Our operating results are somewhat seasonal. Historically, we have experienced lower operating results in the first and fourth quarters than in the second and third quarters of our fiscal year. Seasonal weather conditions, such as cold or wet weather, can also delay construction projects, further contributing to quarterly fluctuation in our operating results. If our financial results for a quarter fall below investors’ expectations, the market price of our common stock may decline, perhaps significantly.

Implementation of our growth strategy has certain risks. If we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely effected.

As part of our growth strategy, we may open new facilities, expand existing facilities, add additional product lines, build additional plants, or acquire businesses that complement our existing business. There are certain risks inherent in such growth strategy that could adversely affect our ability to achieve these objectives including, but not limited to the following:

•

The potential disruption of our business;

•

The uncertainty that new product lines will generate anticipated sales;

•

The uncertainty that a new or acquired business will achieve anticipated operating results;

•

The diversion of resources and management’s time;

•

The difficulty of managing the operations of a larger company;

•

The risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•

The difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than we have;

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “IPII”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, availability of capital, changes in general condition in the economy, the financial markets, the construction industry, or other developments affecting us, our customers or our competitors, some of which may be unrelated to our performance or may be outside our control. These factors  may adversely affect the price of our stock. In addition, if our results of operations fail to meet the expectations of investors, our stock price could decline.

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

We are required to comply with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) for the year ended December 31, 2007.

Under SOX, we are now required to document and test our internal controls and opine as to the control’s effectiveness. Complying with SOX may increase our audit fees significantly and has required us to hire management consultants in 2007 and continuing through a significant part of 2008 to assist our compliance effort. As a result, complying with the requirements of SOX could have an adverse affect on our results of operations. If, at any time, we are unable to conclude that we have effective internal controls over our financial reporting as required by Section 404 of Sarbanes-Oxley, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We conduct operations through our subsidiaries from a total of 16 facilities in Florida, Georgia, Mississippi Alabama and Louisiana. The location and size of our facilities and the principal nature of the operations in which such facilities are used, are as follows:

Location	Approximate Sq. Footage	Owned/Leased	Company
Corporate Facility
Pompano Beach, FL	5,640	Leased	Imperial

Manufacturing Facilities
Pompano Beach, FL	19,600	Leased	Premix
Winter Springs, FL	26,000	Owned	Premix
Winter Springs, FL (inventory storage)	4,745	Leased	Premix

Distribution Facilities
Fort Walton Beach, FL	11,000	Leased	Just-Rite
Fort Walton Beach, FL (inventory storage)	4,400	Leased	Just-Rite
Gulfport, MS	28,800	Owned	Just-Rite
Jacksonville, FL	18,920	Owned	Just-Rite
Mobile, AL	22,500	Leased	Just-Rite
New Orleans, LA **	11,000	Leased	Just-Rite
Norcross, GA	12,200	Leased	Just-Rite
Panama City Beach, FL	9,540	Leased	Just-Rite
Panama City Beach, FL (inventory storage)	5,000	Leased	Just-Rite
Santa Rosa Beach, FL	2,500	Leased	Just-Rite
Tallahassee, FL	17,500	Leased	Just-Rite
Tampa, FL	13,470	Owned	Just-Rite

———————

**

Opened February 2008.

Distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida were permanently closed as of December 31, 2007.

Just-Rite distribution facilities typically consist of a store front, warehouse and supply yard for the storage and sale of products directly to the end user. The majority of sales are delivered to the customer job-sites.

All leased properties are currently leased from unaffiliated third parties. The Tallahassee facility was leased from an employee who was the location manager until the facility was sold by the former employee to a non-affiliated party on November 1, 2006.

Management believes that our facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.

Legal Proceedings

Our subsidiary DFH (f/k/a Acrocrete), together in two instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in thirteen lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for nine of these claims and are providing a defense in one other case, for which DFH expects its carriers will eventually accept coverage. With respect to three claims, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

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

Nine of the more recent EIFS claims that have been filed against DFH, six of which have subsequently been settled, are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Of the three remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted.  Notwithstanding acceptance of such coverage, we believe that all three claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier has initially denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these three remaining EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorney’s fees and costs it has incurred as a result of the insurer’s denial of coverage.

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

Based on the pending EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $140,000 which is recorded in accrued expenses and other liabilities at December 31, 2007.  Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

General

DFH and Premix are engaged in other legal actions and claims arising in the ordinary course of its business, including three claims against Premix (one of which includes Imperial as a defendant) and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  We believe that Premix and the Company have meritorious defenses to such claims.  Our insurance carriers have accepted coverage and are proving a defense in each lawsuit.  We believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements.  We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position.  None of Premix’s or the Company’s currently manufactured products contain asbestos.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “IPII”. The following table sets forth the high and low sales price per share for the common stock for each quarter during 2006 and 2007. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal 2006	High	Low

First Quarter	$16.78	$13.00
Second Quarter	29.24	16.00
Third Quarter	19.25	10.39
Fourth Quarter	12.16	7.80

Fiscal 2007	High	Low

First Quarter	$8.31	$6.65
Second Quarter	13.98	7.83
Third Quarter	11.50	5.82
Fourth Quarter	5.56	3.33

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any dividends in the foreseeable future. On February 28, 2007,the Common Stock was held by 1,496 stockholders of record.

As of March 27, 2008, the closing price of the Common Stock on the NASDAQ Capital Market was $5.06 per share.

Purchases of Equity Securities

We did not purchase any of our common stock during the year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2007 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
Directors Stock Option Plan	50,000	$6.39	—
1999 Employee Stock Option Plan	49,790	$10.47	11,909
2006 Stock Award and Incentive Plan	71,000	$—
Equity compensation plans not approved by security holders:	—	$—	—
Total	170,790	$	11,909

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. While we are taking several responsive steps that management believes will be sufficient to allow the Company to continue as a going concern as described in footnote No. 2 to the Company’s accompanying consolidated financial statements appearing elsewhere in the Form 10-K, there can be no assurance that such actions will be effective. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Company Overview

We are engaged in the manufacture and distribution of building materials to contractors,  subcontractors,  building materials dealers and others located primarily in Florida, Mississippi, Georgia, Alabama and Louisiana and to a lesser extent, other states in the Southeastern United States. We have two manufacturing plants and 10 distribution facilities through which we market our products.

Our business is driven primarily by the level of residential and commercial construction activity in the Southeast United States, particularly the states of Florida, Georgia, Mississippi, Alabama and Louisiana. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

Residential and commercial construction activity has slowed significantly since the third quarter of 2006. This slowdown has had a negative effect on our net sales and profitability. Industry reports indicate the residential and commercial construction markets are expected to remain soft throughout 2008.

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

Collectability is reasonably assured.

We generally recognize revenue, net of discounts and allowances, at the point of sale or upon delivery to the customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point.

The allowance for doubtful accounts is based on the aging of the receivables, the payment history of customers and other factors that include changes in general business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, which may affect customers’ ability to pay. As a result, judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, additional provisions may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

Inventory Valuation

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2006 and 2007 is immaterial. We will record provisions, as appropriate, to write- down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

Litigation

Litigation or other claims made against us are assessed at the end of each reporting period as to their likelihood of the incurrence of a liability. While it is typically very difficult to determine the timing and ultimate outcome of such action, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement of final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. We accrue legal fees and a loss contingency when we believe a loss, net of insurance, is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

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

Income Taxes

We account for income taxes using the liability method and Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The liability method requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. We generally do not file our income tax returns until after our consolidated financial statements are complete. As a result, we use estimates to calculate the tax provision or benefit recorded in the consolidated financial statements. These estimates include, among other things, the appropriate state income tax rates to use in the various states in which our Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that the amounts recorded as deferred income tax assets will be recoverable through future taxable income generated by us. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, we believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

Results of Operations

Year Ended December 31, 2007 compared to 2006

Net sales decreased approximately $21,695,000, or 28.7% for the year ended December 31, 2007 compared to the same period in 2006. The decrease in sales was principally due to the slowdown in the residential and commercial construction markets in our principal trade areas. This decrease includes a $3,946,000 reduction from locations closed during 2006 partially offset by $192,000 from a location that opened in 2007.

Historically, applications for building permits for new residential units are considered a strong sign for future construction activity. These applications have declined sharply in Florida during the 18 months ending December 31, 2007 and have declined moderately in our non-Florida markets.  According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market, decreased 49.3% and 49.9% for the year and three months ended December 31, 2007, respectively, as compared to the same periods in 2006. While building permits for new residential units have increased in the Mississippi Gulf Coast trade area for the year ended December 31, 2007, there was a 10.3% decrease in building permits in the region for the three months ended December 31, 2007 as compared to the same period in 2006. Construction activity in the Gulf Coast markets is expected to remain stronger than the Florida market due to continued rebuilding activities in areas impacted by Hurricane Katrina. Industry reports indicate the residential and commercial construction markets are expected to remain soft throughout 2008.

Gross profit as a percentage of net sales in 2007 was approximately 28.7%, as compared to 29.4%, for 2006. The decrease in gross profit margin is due primarily to increased competition resulting from the decline in construction activity in our markets, partially offset by a greater proportion of sales from our manufactured products which generally have higher margins. The product sales mix in 2007 is not expected to materially change during 2008.

Selling, general and administrative expenses includes the amortization of a previously deferred gain from the sale of certain assets of $908,000  for the year ended December 31, 2007 and no such gain in 2006. Without the offset of this gain, selling, general and administrative expenses increased $1,105,000 for the year ended December 31, 2007 and increased $112,000 for the three months ended December 31, 2007.

The increase in selling, general and administrative expenses for the year ended December 31, 2007 was primarily attributable to an increase of $387,000 in bad debt expense, a $480,000 increase in facility closure costs, a $198,000 increase in professional fees, a $159,000 increase in insurance expense, a $124,000 increase in depreciation expense and a $61,000 increase in computer expense. These increases were offset by a reduction of $334,000 in payroll and related expenses and a $296,000 reduction in delivery expenses due to the decline in sales.

Selling, general and administrative expenses as a percent of net sales was 32.5% for the year  ended December 31, 2007, respectively, compared to 22.9% for the same period in 2006. The increase in selling, general and administrative expenses as a percent of net sales is due primarily to the Company’s relatively high proportion of fixed costs being spread over lower sales volume and an increase in certain operating expenses for the year ended December 31, 2007.

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales in the year ended December 31, 2007 compared to the same period in 2006 had an adverse impact on operating income. As a result of the above factors we had an operating loss of $2,020,000 for the year ended December 31, 2007, respectively, compared to operating income of $4,928,000 in the same period in 2006.

Interest expense decreased $344,000 in 2007, compared to 2006. The decrease was due primarily to lower interest rates and less debt outstanding during 2007.

Miscellaneous income, net of expenses, decreased $136,000 in 2007 compared to 2006. The decrease was primarily due to recognizing less income from late charge fees generated from past due receivables due to reduced levels of account receivable.

Other income without the effect of interest expense and miscellaneous income increased $183,000 in 2007 compared to 2006. The increase is due to the recognition of $183,000 of income from the settlement of product liability litigation against DFH in the first quarter of 2007.

For the year ended December 31, 2007, we recognized an income tax benefit of $786,000, compared to income tax expense of $1,553,000 in 2006. The reduction in income tax expense is due primarily to a reduction in taxable income.

As a result of the above factors, we had a net loss of $1,321,000 or $0.53 per diluted share for the year ended December 31, 2007 compared to net income of $2,898,000 or $1.14 per diluted share for the same period in 2006.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $9,092,000 compared to working capital of $10,025,000 at December 31, 2006. The decrease in working capital was due primarily to a decrease in cash, accounts receivable and inventory partially offset by reductions in accounts payable. Also, the notes payable was reclassified to long term debt due to extension in the maturity date to June 2009. These decreases resulted from lower sales volume in the fourth quarter of 2007 compared to the same period in 2006 and our efforts to reduce inventory.

At December 31, 2007, we had cash and cash equivalents and restricted cash of $1,164,000 compared to cash and cash equivalents and restricted cash of $2,207,000 at December 31, 2006. The decrease is due primarily to a change in banking policies resulting in restricted cash clearing the bank quicker in 2007 than in 2006.

Net cash provided by operating activities in 2007 was $2,465,000 compared to $3,010,000 in 2006. The decrease is due primarily to the operating loss for the year ended 2007 compared to 2006 partially offset by cash generated from the reduction in accounts receivable and inventory.

Net cash used in investing activities in 2007 was $465,000 compared to $1,562,000 in 2006. The decrease was due primarily to less investment in property, plant and equipment in 2007 compared to 2006.

Net cash used in financing activities in 2007 was $1,843,000 compared to $1,572,000 in 2006. The increase was due primarily to the reduction in notes payable line of credit in the net amount of $2,115,000, compared to a decrease of $1,446,000 in 2006. In 2007, our restricted cash decreased $1,200,000, compared to $275,000 in 2006, and we made $0 in payments to our former preferred stockholders in 2007, compared to $114,000 last year.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi, Georgia and Louisiana that have purchased products on unsecured open accounts from us. Accounts receivable, net of allowance, was approximately $5,069,000 and $7,854,000 at December 31, 2007 and 2006, respectively. Collections of accounts receivable have slowed during the year and worsened in the fourth quarter of 2007 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize subcontractors, because of the condition of the residential and commercial construction industry. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate based on Libor plus 2.5% (7.55% at December 31, 2007). Annualized interest expense based on the outstanding balance of the line of credit would be approximately $86,000.  At December 31, 2007 the outstanding balance on the line of credit was approximately $1,135,000 and we were eligible to borrow approximately $5,981,000 resulting in excess availability of approximately $4,846,000. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants. If the Company had been required to comply with the loan covenants in 2007, we would have been in violation as of December 31, 2007.

Our independent registered public accounting firm has issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. While we are taking several responsive steps that management believes will be sufficient to allow the Company to continue as a going concern as described in footnote No. 2 to the Company’s accompanying consolidated financial statements appearing elsewhere in the Form 10-K. There can be no assurance that such actions will be effective. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998 (the “Merger”) As a result of the consummation of the Merger with its wholly-owned subsidiary, we agreed to pay $733,000 in cash to our former preferred stockholders. At December 31, 2007, we had paid $724,000 of such cash amount. Amounts payable to such stockholders at December 31, 2007 results from the former preferred stockholders’ non-compliance with the conditions for payment. Also, we have paid the holders of debentures, which were issued in connection with the Merger, an aggregate of $940,000. Amounts payable to stockholders at December 31, 2007 on our consolidated balance sheet includes $73,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such Merger.

We presently are focusing our efforts on expanding our product offerings marketed through our existing distribution facilities and our new facility recently opened in New Orleans, Louisiana, enhancing customer service, increasing market share by expanding our outside sales staff to generate additional sales and improving working capital. We expect to incur various capital expenditures necessary to carry the new product lines aggregating approximately $744,000. We expect to finance approximately $521,000 of these expenditures from various lenders with the balance funded by our line of credit. However there is no assurance we will be able to obtain the financing or if we do, whether the financing will be available on acceptable terms.

In 2006, we initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service our customers. The initial scope of the project was expected to cost approximately $435,000 of which approximately $322,000 was financed by a commercial lender in the first quarter of 2006 and recorded as long-term debt. As of December 31, 2007, we have capitalized $442,000 of costs related to this conversion. Rollout of this new system began in July 2006, and resulted in an increase in operating expense of $149,000 for the six months ended December 31, 2006 and approximately $308,000 for the year ended December 31, 2007.  Depreciation expense was $107,000 and $44,000 for the year ended December 31, 2007 and the six months ended December 31, 2006, respectively. Such operating expenses are expected to continue at approximately the same rate into the ongoing future. We entered into an agreement with a communications company to provide a wide area network and other various services for approximately $9,000 per month for a 36 month period beginning in April 2006.

We opened distribution facilities in Mobile, Alabama in February 2006, in Brooksville, Florida in August 2006, in Ocala, Florida in March 2007 and in New Orleans, Louisiana in February 2008. Due primarily to the decline in the construction industry, we permanently closed distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida in December 2007 resulting in accrued closure costs of $566,000 recorded in accrued expenses and other liabilities and selling, general and administrative expenses at December 31, 2007.

We are now required to comply with the requirements in Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) for the year ending December 31, 2007. Implementation of SOX during 2007 cost approximately $57,000 in direct consulting fees and an undetermined amount of internal resources.. We expect to incur higher costs in 2008 as that incurred in 2007 for SOX compliance.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claims against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See “Item 3 Legal Proceedings”.

In connection with the BASF Sales Agreement, we ceased manufacturing operations at our Kennesaw, Georgia facility in the fourth quarter of 2005. Ceasing manufacture of DFH products for which we were not able to obtain insurance for EIFS exposure reduces our litigation risk for that product line in the future. In addition, as part of the BASF Sales Agreement, Just-Rite entered into a Distribution Agreement with BASF, in which BASF has agreed to indemnify Just-Rite against any product liability claims for products manufactured by BASF and sold through Just-Rite.

Management is taking several steps to improve our operating results and financial conditions. These steps include:

•

Closure of three underperforming distribution facilities location in St. Augustine, Brooksville and Ocala, Florida;

•

Implementation of cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital;

•

Implementation of more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

Based upon the steps outlined above being successful, we believe our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs during the next year. We also plan to obtain additional financing through:

•

refinancing of existing mortgage indebtedness on Company real properties to take advantage of the significant equity available in  excess of the amount of our existing mortgage debt;

•

and financing from other sources, including the possibility of refinancing equipment, or the sale of equity, to generate additional funds for operations and to take advantage of lower interest rates.

There can be no assurance that any such financing will be available or that we could obtain any such financing on terms suitable to us.

Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to successfully achieve profitable operations, obtain additional financing and resolve litigation on terms favorable to us.

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

Exposure to Interest Rates

A majority of our debt bears interest at rates that vary with changes in market indexes. At December 31, 2007, we had aggregate variable rate mortgage notes of $796,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or the “30-day LIBOR” rates of interest. In addition, our $9,000,000 line of credit from a commercial lender bears an interest rate of 30-day Libor plus 3.5% effective March 2008. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of our products. If the interest rate increased or decreased 1%, interest expense would increase or decrease approximately $19,000 based on the outstanding balance at December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides and one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FASB Staff Position FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FASB Staff Position. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value.  SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for our business combinations once adopted, but the effect depends on the terms of our business combinations subsequent to January 1, 2009, if any.

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We intend to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

Item 8.

Financial Statement and Supplementary Data

Page

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm –
Grant Thornton LLP

27

Consolidated Balance Sheets

28

Consolidated Statements of Operations

29

Consolidated Statement of Changes in Stockholders’ Equity

30

Consolidated Statements of Cash Flows

31

Notes to Consolidated Financial Statements

33

Schedule II - Valuation and Qualifying Accounts

50

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” In addition, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the industry in which the Company is operating has been impacted by a number of factors over the past 18 months and accordingly, the Company has experienced a significant reduction in its sales volume. In addition, for the year ended December 31, 2007, the Company has a net loss of $1.3 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 31, 2008

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,007,000	$850,000
Restricted cash	157,000	1,357,000
Trade accounts receivable , net	5,069,000	7,854,000
Inventories	4,583,000	6,279,000
Deferred income taxes	1,023,000	667,000
Income tax receivable	884,000	—
Other current assets	537,000	1,083,000
Total current assets	13,260,000	18,090,000

Property, plant and equipment, at cost, net	6,376,000	7,064,000
Deferred income taxes	—	220,000
Other assets	564,000	457,000
Total assets	$20,200,000	$25,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578,000	$2,180,000
Payable to former preferred stockholders	82,000	82,000
Accrued expenses and other liabilities	1,416,000	1,602,000
Notes payable – line of credit	—	3,250,000
Deferred gain	127,000	—
Current portion of long-term debt	965,000	951,000
Total current liabilities	4,168,000	8,065,000

Long-term debt, less current maturities	2,343,000	3,307,000
Notes payable – line of credit	1,135,000	—
Deferred gain	—	1,035,000
Deferred income taxes	329,000	—
Deferred compensation	284,000	189,000
Total liabilities	8,259,000	12,596,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2007 and 2006, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,514,002 issued at December 31, 2007 and 2,506,502 issued at December 31, 2006	25,000	25,000
Additional paid-in capital	14,696,000	14,669,000
Accumulated deficit	(2,780,000)	(1,459,000)
Total stockholders’ equity	11,941,000	13,235,000
Total liabilities and stockholders’ equity	$20,200,000	$25,831,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Net sales	$53,853,000	$75,548,000

Cost of sales	38,381,000	53,325,000

Gross profit	15,472,000	22,223,000

Selling, general and administrative expenses	17,492,000	17,295,000

Operating (loss) income	(2,020,000)	4,928,000

Other (expense) income:
Interest expense	(426,000)	(770,000)
Gain on litigation settlement	183,000	—
Miscellaneous income	157,000	293,000
	(86,000)	(477,000)

(Loss) income before income tax expense	(2,106,000)	4,451,000

Income tax benefit (expense):
Current	978,000	(1,441,000)
Deferred	(193,000)	(112,000)
	785,000	(1,553,000)

Net (loss) income	$(1,321,000)	$2,898,000

Net (loss) income per common share – basic	$(0.53)	$1.17

Net (loss) income per common share - diluted	$(0.53)	$1.14

Weighted average shares outstanding - basic	2,510,002	2,485,403

Weighted average shares outstanding - diluted	2,510,002	2,538,787

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2005	2,465,772	$25,000	$14,454,000	$(4,357,000)	$10,122,000

Exercise of stock options, including tax benefit of $127,000	40,730	—	206,000	—	206,000

Fair value of options granted	—	—	9,000	—	9,000

Net income	—	—	—	2,898,000	2,898,000

Balance at December 31, 2006	2,506,502	25,000	14,669,000	(1,459,000)	13,235,000

Exercise of stock options, including tax benefit of $15,000	7,500	—	22,000	—	22,000

Fair value of restricted stock granted	—	—	5,000	—	5,000

Net loss	—	—	—	(1,321,000)	(1,321,000)

Balance at December 31, 2007	2,514,002	$25,000	$14,696,000	$(2,780,000)	$11,941,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,321,000)	$2,898,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,154,000	1,025,000
Amortization	31,000	35,000
Provision for doubtful accounts	1,061,000	753,000
Provision for deferred income taxes	208,000	112,000
Excess tax benefits from share-based compensation	(15,000)	(127,000)
Tax benefit from exercise of stock options	—	—
Gain on disposal of fixed assets	(1,000)	(3,000)
Gain on disposal of assets held for sale	—	(14,000)
Gain on litigation settlement	(183,000)	—
Gain on sale of assets	(908,000)	—
Deferred compensation	95,000	60,000
Share-based compensation	5,000	9,000
Changes in operating assets and liabilities:
Trade accounts receivable	1,724,000	(263,000)
Inventories	1,696,000	284,000
Other current assets and income tax receivable	(338,000)	(22,000)
Other assets	(138,000)	(66,000)
Accounts payable	(602,000)	(879,000)
Accrued expenses and other liabilities	(3,000)	(262,000)
Income taxes payable	—	(530,000)
Net cash provided by operating activities	2,465,000	3,010,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(467,000)	(1,727,000)
Proceeds received from disposal of assets held for sale	—	159,000
Proceeds received from sale of property and equipment	2,000	6,000
Net proceeds from sale of assets	—	—
Net cash used in investing activities	(465,000)	(1,562,000)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2007	2006
Cash flows from financing activities
Proceeds from notes payable line of credit	57,547,000	78,056,000
Repayments of notes payable line of credit	(59,662,000)	(79,502,000)
Payment to former preferred stockholders	—	(114,000)
Proceeds from issuance of long-term debt	—	1,046,000
Proceeds from exercise of stock options	7,000	79,000
Repayment of long-term debt	(950,000)	(989,000)
Excess tax benefits from share-based compensation	15,000	127,000
Decrease in restricted cash	1,200,000	(275,000)
Payment of fractional shares of common stock in connection with the reverse stock split	—	—
Net cash used in financing activities	(1,843,000)	(1,572,000)
Net (decrease) increase in cash and cash equivalents	157,000	(124,000)
Cash and cash equivalents, beginning of year	850,000	974,000
Cash and cash equivalents, end of year	$1,007,000	$850,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$426,000	$734,000
Cash (refunded) paid during the year for income taxes	$(474,000)	$2,319,000
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$—	$257,000
Asset acquisitions financed	$—	$845,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

The Company and Summary of Significant Accounting Policies

Imperial Industries, Inc. (“Imperial”) and its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”) are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities.

A summary of the significant accounting policies followed by us in the preparation of our consolidated financial statements is presented below.

(a)

Consolidation

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Premix, Just-Rite, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated.

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base. We perform credit evaluations on customers prior to extending credit. Trade accounts receivable are generally unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. At December 31, 2007 and 2006, we had no significant concentrations of credit risk.

We place our cash with commercial banks. At December 31, 2007, we had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

(c)

Allowance for Doubtful Accounts

The allowance of doubtful accounts is evaluated monthly and is based on the collectability of customer accounts and the aging of customer invoices. Many factors are considered in evaluating collectability including, but not limited to, payment history, current economic condition and an assessment of our lien and bond rights for certain jobs. The Company reviews its accounts receivable aging on a monthly basis to identify slow paying or problem customers.  We recognize bad debt expense using the allowance method.

(d)

Inventories and Rebates

Inventories are stated at the lower of cost or market on a first-in, first-out (“FIFO”) or average cost basis.  Finished goods include the cost of raw materials, freight in, direct labor and plant overhead. An inventory reserve is established to reflect obsolete or slow-moving inventory at its net realizable value.

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

We recorded vendor rebates in cost of sales of $546,000 and $640,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, we recorded rebates in contra inventory accounts of $6,000 and $12,000, respectively and amounts due from vendors in other current assets of $261,000 and $305,000, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(e)

Property, plant and equipment

Property, plant and equipment is recorded at cost, less accumulated depreciation. Equipment under capital leases is recorded at the present value of minimum lease payments at inception. Leasehold improvements are depreciated over the useful life of the asset or the remaining lease term, whichever is shorter. Depreciation is calculated using the straight-line method over the estimated useful life of the asset.  Repairs and maintenance that does not extend the useful of the asset is expensed as incurred.

(f)

Income taxes

The Company utilizes the liability method and FIN 48 “Accounting for Uncertainty in Income Taxes” for determining its income taxes. Under this method, deferred taxes and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized.

(g)

Basic and diluted earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the additional dilutive effect of common stock equivalents outstanding during the year. The dilutive effect of options and warrants is calculated using the treasury stock method.

(h)

Cash and cash equivalents

Cash and cash equivalents are those highly liquid investments with original maturities when purchased of three months or less. Included in cash and cash equivalents at December 31, 2007 and 2006 are short-term time deposits of $132,000 and $129,000, respectively.

(i)

Restricted cash

At December 31, 2007 and 2006 restricted cash consists of $157,000 and $1,357,000, respectively, of customer payments that were received and are required to be remitted to the Company’s commercial lender upon bank clearance under the terms of our line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance of the line of credit and will generally result in greater borrowing capacity.

(j)

Revenue recognition policy

The Company recognizes revenue when the following four criteria are met.

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collectability is reasonably assured.

Revenue is recognized net of discounts and allowances, at the point of sale or upon delivery to our customer’s site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are FOB shipping point. The Company records sales taxes on a net basis.

(k)

Accounting Change

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The Company is no longer subject to U.S Federal or State tax examinations by tax authorities for the years before 2005 for Federal taxes and for the years before 2003 for State taxes.

There were no unrecognized tax benefits as a result of the implementation of FIN 48. There have been no material changes in unrecognized tax benefits during fiscal year 2007.

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties at January 1, 2007 and December 31, 2007.

We adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” on January 1, 2006 which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R superseded our previous accounting methodology described below.

Prior to January 1, 2006, we measured compensation expense related to granting stock options and stock-based awards to employees using the intrinsic value method, under which compensation expense, if any, was generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award. Because our policy is to grant employee stock options at an exercise price equal to the fair value of the Company’s stock at the date of grant, we have not recognized compensation expense for our employee stock options prior to January 1, 2006.

 (l)

Use of estimates

Management uses estimates and assumptions relating to reporting assets and liabilities, the disclosure of contingent assets and liabilities, and the recording of revenues and expenses to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(m)

Fair value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable, the current portion of long-term debt, borrowings under the line of credit and debt instruments included in other long-term debt. At December 31, 2007 and 2006, the fair values of cash and cash equivalents, accounts receivable, net, accounts payable and the current portion of long-term debt approximated their carrying values due to the short-term nature of these instruments.

The fair values of variable rate borrowings under the line of credit agreement and all debt instruments included in long-term debt also approximate their carrying value based upon interest rates available for similar instruments with consistent terms and remaining maturities.

(n)

Advertising and Promotional Costs

Advertising costs are expensed as incurred. Advertising expense amounted to approximately $88,000 and $95,000 for the years ended December 31, 2007 and 2006, respectively and is included in selling, general and administrative expenses.

(o)

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

included in selling, general and administrative expenses. Shipping and handling fees charged to customers are recorded in revenue. Shipping and handling costs were for shipments to customers were $3,561,000 and $3,700,000 for the years ending December 31, 2007 and 2006, respectively.

(p)

Segment Reporting

For the years ended December 31, 2007 and 2006, management has determined that we operated in a single operating segment.

(q)

Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against us. While it is typically difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. We accrue legal fees and a loss contingency when we believe a loss is probable and the amount of loss and legal fees can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have been previously made.

(r)

Reclassifications

 Certain prior period amounts have been reclassified to conform with the current year presentation.

(s)

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model. As of December 31, 2007, an impairment analysis was performed which resulted in no impairment charge.

(t)

Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary. The warranty reserve at December 31, 2007 and 2006 of $44,000 and $42,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

Product warranty accrual activity for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
	2007	2006
Beginning balance	$42,000	$50,000
Warranty provision	27,000	42,000
Warranty payments	(25,000)	(50,000)
Ending balance	$44,000	$42,000

(u)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides and one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FASB Staff Position FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FASB Staff Position. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value.  SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for our business combinations once adopted, but the effect depends on the terms of our business combinations subsequent to January 1, 2009, if any.

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We intend to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

(2)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 18 months. As a result, the Company has incurred a loss for the year ended December 31, 2007.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(2)

Going Concern (continued)

In order to address the need to satisfy its continuing obligations and realize its long term strategy, the Company has been reviewing various strategic alternatives and management has taken the following steps and is considering the following actions to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern:

•

We are positioning the Company to sell a broader range of products to both the residential and commercial markets with the objective to generate increased sales from our existing customers and to attract new customers. We are making investments in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results. In the event these actions to increase the sale of new products at our facilities are not successful, or economic conditions continue to deteriorate, certain facilities could be closed to decrease costs and reduce inventories to lower borrowings under our line of credit, which would improve working capital.

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have hired a new corporate credit manager who has implemented more stringent credit and collection proced7ures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We intend to seek additional financing through refinancing our existing mortgage indebtedness on our real properties, or obtaining new mortgage financing from other lenders on our real properties to take advantage of the significant equity in these properties. In addition, we intend to seek financing from other sources, including the possibility of refinancing our equipment, or the infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates.

(3)

Sale of Certain Assets and Closure of Facilities

(a)

Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC “BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products prior to December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, it would have been required to refund to BASF $1,100,000 of the purchase price under the BASF Sales Agreement plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price would become non-refundable and the remaining $1,200,000 would be reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving the minimum purchase requirement, Just-Rite has the option to extend the Distribution Agreement for an additional two years to allow Just-Rite to meet the total purchase commitment. As a result, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the $12,000,000 minimum threshold. Total purchases of BASF products as of December 31, 2007 were approximately $15,500,000. We recognized income from the sale of the assets of approximately $908,000 for the year ended December 31, 2007 as a component of selling, general and administrative expenses. No such income was recognized in 2006 or 2005. At December 31, 2007 and 2006, there is no accrued liability remaining related to the closure.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(3)

Sale of Certain Assets and Closure of Facilities (continued)

(b)

Distribution Facilities

Due to the decline in the construction industry, in December of 2007 we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida. As a result of the closures, we recorded closure costs in the amount of $560,000 in selling, general and administrative expenses in the fourth quarter of 2007 and recorded accrued expenses and other liabilities of $566,000 at December 31, 2007.

Costs incurred related to closing the facilities are as follows:

Costs Incurred for Year Ended December 31, 2007
Lease termination *	$552,000
Surplus equipment	7,000
Miscellaneous	1,000
$560,000

———————

*

lease termination costs are reduced by estimated sublease rental of $231,000 over the years January 2008 through January 2012.

(4)

Trade Account Receivables

Trade accounts receivable consisted of the following at December 31,

	2007	2006

Accounts receivable, gross	$6,363,000	$8,931,000
Allowance for doubtful accounts	(1,294,000)	(1,077,000)
	$5,069,000	$7,854,000

(5)

Inventories

Inventories consisted of the following at December 31:

	2007	2006

Raw materials	$372,000	$474,000
Finished goods	3,842,000	5,346,000
Packaging materials	369,000	459,000
	$4,583,000	$6,279,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(6)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2007	2006	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and leasehold improvements	1,925,000	1,810,000	10 - 40
Machinery and delivery equipment	4,505,000	4,512,000	3 - 20
Vehicles	3,277,000	3,113,000	2 - 8
Furniture, fixtures, and data processing equipment	823,000	703,000	3 - 12
	11,089,000	10,697,000
Less accumulated depreciation	(4,713,000)	(3,633,000)
	$6,376,000	$7,064,000

The net book value of property, plant and equipment under notes payable and other long-term debt agreements aggregated $5,037,000 and $5,433,000 at December 31, 2007 and 2006, respectively. Of these, the net book value of property, plant and equipment pledged as collateral under capital lease agreements aggregated $1,746,000 and $1,930,000 at December 31, 2007 and 2006, respectively.

(7)

Notes Payable

At December 31, 2007 and 2006, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate (Libor + 2.5%), which is 7.55% at December 31, 2007. The interest rate is subject to change based on certain ratios maintained as defined in the agreement. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive financial loan covenants. If the Company had been required to comply with the financial loan covenants in 2007, we would have been in violation as of December 31, 2007 and March 31, 2008.  In March 2008, the maturity date of the line of credit was extended to June 1, 2009 and is subject to annual renewal thereafter. As part of this extension, the line of credit was amended to include an unused line fee of 0.5% per annum and the interest rate was increased to Libor plus 3.5%. As a result of this extension, the line of credit balance is classified as a long-term liability as of December 31, 2007.

At December 31, 2007 the outstanding balance on the line of credit was $1,135,000 and we were eligible to borrow approximately $5,981,000 resulting in excess availability of $4,846,000.

(8)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31:

	2007	2006
Employee compensation related items	$290,000	$531,000
Taxes, other than income taxes	132,000	242,000
Product warranty	44,000	42,000
Closure costs	569,000	80,000
Litigation loss contingency	140,000	304,000
Interest	11,000	14,000
Professional fees	14,000	154,000
Other	216,000	235,000
	$1,416,000	$1,602,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(9)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2007	2006
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments of $1,127 plus interest monthly, with a balloon payment of approximately $137,000 due March 10, 2009	$150,000	$163,000
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments $800 plus interest payable monthly, with a balloon payment of approximately $76,000 due March 10, 2009	86,000	96,000
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments of $1,678 plus interest payable monthly, with a balloon payment of approximately $160,000 due March 10, 2009	181,000	201,000
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments of $556 plus interest payable monthly, with a balloon payment of $67,000 due March 10, 2009	75,000	82,000
Mortgage note payable at 6.99%, principal and interest payable monthly in the amount of approximately $6,445, with a balloon payment of approximately $343,600 due March 30, 2010	450,000	494,000
Mortgage note payable at Libor plus 2.5% (7.45% at December 31, 2007), principal and interest payable monthly in the amount of approximately $2,042, with a balloon payment of approximately $125,000 due April 20, 2015	304,000	329,000
Capitalized lease obligation, interest at various rates ranging from 3.0% to 13.4% per annum, principal and interest payable monthly expiring at various dates through December 2009	639,000	970,000
Equipment notes payable, interest at various rates ranging from 5.8% to 10.75%, per annum, principal and interest payable monthly expiring at various dates through December 2009	1,423,000	1,923,000
	3,308,000	4,258,000
Less current maturities	(965,000)	(951,000)
Long-term portion	$2,343,000	$3,307,000

Long-term debt matures as follows:

Year ending December 31,	Amount
2008	$965,000
2009	1,228,000
2010	676,000
2011	229,000
2012	26,000
Thereafter	183,000
$3,307,000

The carrying amount of debt, excluding capital leases, was approximately $2.7 million and $3.3 million at December 31, 2007 and 2006, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Income Taxes

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

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties.

Deferred tax assets and liabilities consisted of the following at December 31:

	2007	2006
Allowance for doubtful accounts	$521,000	$417,000
Litigation reserve	57,000	118,000
Gain on sales of assets	51,000	—
Inventory reserve	148,000	108,000
Closure costs	226,000	—
Other	20,000	24,000
Net current deferred asset	$1,023,000	$667,000

	2007	2006
State net operating loss carryforward	65,000	—
Gain on sales of assets	—	401,000
Goodwill amortization	214,000	245,000
Deferred compensation	114,000	73,000
Other	12,000	26,000
Property, plant and equipment	(734,000)	(525,000)
Net long term deferred asset (liability)	$(329,000)	$220,000

A reconciliation of the federal statutory rate to the effective tax rate is as follows at December 31:

	2007		2006
U.S. statutory rate	(34.0%	)	34.0%
State taxes	(2.2%	)	1.4%
Permanent differences	(1.1%	)	(0.5%	)
	(37.3%	)	34.9%

The Company has the ability to carryback up to approximately $3.3 million of a 2008 taxable loss resulting in a potential tax refund of approximately $1.3 million.

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Income Taxes (continued)

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the year 2004 in the first quarter of 2007.  As of December 31, 2007, the IRS finalized their examination and did not have any adjustments or changes to the 2004 return.

As of December 31, 2007, the state net operating loss carryforward was $3,300,000 which expires during the years 2021 through 2027. The income tax receivable as of December 31, 2007 represents a refund of income taxes paid in 2005 due to the expected carryback of the 2007 estimated taxable loss.

(11)

Capital Stock

(a)

Common Stock

At December 31, 2007 and 2006, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,514,002 and 2,506,502 respectively, shares were issued and outstanding. In the third quarter ending September 30, 2006, we filed with the Secretary of State of Delaware an Amendment to our Certificate of Incorporation decreasing the authorized shares of capital stock from 45,000,000 to 12,000,000, of which 10,000,000 shares were designated Common Stock $.01 par value and 2,000,000 shares were designated as preferred stock $.01 par value. The Amendment was approved by our stockholders at the 2006 Annual Meeting of Stockholders held on May 25, 2006. The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In 2007, the Company issued 7,500 shares of Common Stock in connection with the exercise of stock options.

In 2006, the Company issued 42,231 shares of common stock in connection with the exercise of stock options.

(b)

Preferred Stock

At December 31, 2007 and 2006, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(12)

Share-Based Compensation

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than fair market value of the common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the date of grant subject to vesting requirements that may be imposed in individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of December 31, 2007 and 2006, no shares were available for future grants under either the Employee Plan or Director Plan.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(12)

Share-Based Compensation (continued)

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan replaces the 1999 Plans for future awards, including awards to Directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be grant.

In November 2007, the Company awarded an aggregate of 71,000 shares of restricted stock units to certain executives and members of management. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The awards vest 25% on each anniversary of the grant date so long as the recipient remains with the Company. Shares of common stock are issued when vested.  The awards also vest on a change in control provided certain conditions are met. The Company valued the awards in accordance in Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments, which was based on the price of the Company’s common stock at the grant date which was $3.66 resulting in a total fair value of approximately $260,000.

Share based compensation expense related to the restricted stock units was $5,000 for the year ended December 31, 2007. Expense related to stock options was $0 and $9,000 for the years ended December 31, 2007 and 2006, respectively.

We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, our consolidated financial statements for prior periods were not restated to reflect the impact of SFAS 123R, if any.

A summary of the option activity under our stock option plans as of December 31, 2007 and 2006 are presented in the following table:

	Number of Options		Weighted-Average Exercise Price Per Share
	2007	2006	2007	2006
Options outstanding at January 1	108,000	149,000	$7.89	$6.24
Granted	—	1,000	$—	$14.64
Exercised	(7,000)	(42,000)	$.87	$2.37
Forfeited or expired	(1,000)	—	$6.46	—
Options outstanding at December 31	100,000	108,000	$8.42	$7.89
Vested at December 31	100,000	108,000	$8.42	$7.89
Exercisable at December 31	100,000	108,000	$8.42	$7.89

The intrinsic value of options outstanding, exercisable and vested at December 31, 2007 and 2006 was zero and $234,000 respectively. The intrinsic value of stock options exercised during 2007 and 2006 was $24,000 and $535,000, respectively. The intrinsic value of stock options expired during 2007 and 2006 was $2,000 and zero. There was no unrecognized stock compensation expense as of December 31, 2007.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(12)

Share-Based Compensation (continued)

Weighted average information of stock options outstanding, exercisable and vested at December 31, 2007 was as follows:

Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,000	1.25	$ 1.24
25,000	1.58	$ 2.88
5,000	2.08	$ 5.60
1,000	1.25	$ 6.46
1,000	.42	$ 6.76
15,000	2.25	$ 6.61
51,000	3.00	$12.06
1,000	1.58	$14.64
100,000		$ 8.42

The weighted average fair value of stock options granted during 2006 was $5.87 per share, at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions; no expected dividend yield; expected volatility of 69%; risk free interest rate of 4.88%; and an expected option life of 2 years. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The estimated expected option life is based primarily on historical employee exercise patterns. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options.

(13)

Basic and Diluted (Loss) Earnings Per Share

Below is a reconciliation between basic and diluted earnings per common share for the years ended December 31, 2007 and 2006 (in thousands except per share amounts):

		2007			2006
	Loss	Shares	Per Share	Income	Shares	Per Share

Net (loss) income per common share - basic	$(1,321)	2,514	$(0.53)	$2,898	2,485	$1.17

Effect of Dilutive Securities:
Options	—	—	—	—	54	(0.03)
Net (loss) income per common share - diluted	$(1,321)	2,514	$(0.53)	$2,898	2,539	$1.14

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the year ended December 31, 2007 because their inclusion would have been anti-dilutive. There were 52,000 shares of anti-dilutive common stock equivalents at December 31, 2007. These stock options had exercise prices ranging from $12.06 to $14.48 per share as of December 31, 2007.  Stock options to purchase ______ shares were excluded from the dilutive calculation as of December 31, 2006 as their exercise prices were greater than the average stock price during the year.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(14)

Related Party Transactions

We paid legal fees of approximately $205,000 and $223,000 in 2007 and 2006, respectively, to a law firm with which one our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $6,500 and $7,200 at December 31, 2007 and 2006, respectively. Such fees were primarily for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board is awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2009. The outstanding balance of deferred compensation was $142,000 and $95,000 at December 31, 2007 and 2006, respectively.

We paid annual lease payments for the use of a distribution facility to the former owner of a business acquired by us in the amount of $23,000 and $94,000 in 2007 and 2006, respectively.

(15)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in two instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in thirteen lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for nine of these claims and are providing a defense in one other case, for which DFH expects its carriers will eventually accept coverage. With respect to three claims, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

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

Nine of the more recent EIFS claims that have been filed against DFH, six of which have subsequently been settled, are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Of the three remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted.  Notwithstanding acceptance of such coverage, we believe that all three claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier has initially denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these three remaining EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorney’s fees and costs it has incurred as a result of the insurer’s denial of coverage.

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

Based on the pending EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $140,000 which is recorded in accrued expenses and other liabilities at December 31, 2007.  Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

General

DFH and Premix are engaged in other legal actions and claims arising in the ordinary course of its business, including three claims against Premix (one of which includes Imperial as a defendant) and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  We believe that Premix and the Company have meritorious defenses to such claims.  Our insurance carriers have accepted coverage and are proving a defense in each lawsuit.  We believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements.  We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position.  None of Premix’s or the Company currently manufactured products contain asbestos.

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

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Annual matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the years ended December 31, 2007 and 2006, the aggregate contribution required to the plan was approximately $50,000 and $54,000 respectively.

(c)

Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases. For all noncancellable operating leases, future minimum lease commitments consisted of the following at December 31:

Amount
2008	$1,103,000
2009	751,000
2010	621,000
2011	408,000
2012 and thereafter	202,000
$3,085,000

Rent expense for warehouses, distribution facilities, manufacturing plants and the corporate office incurred under operating leases was $1,278,000 and $1,101,000, for the years ended December 31, 2007 and 2006, respectively.

(d)

Product Purchase Commitments

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC “BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products prior to December 31, 2005 that had been formerly used in exterior insulation finish wall systems applications.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, it would have been required to refund to BASF $1,100,000 of the purchase price under the BASF Sales Agreement plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price would become non-refundable and the remaining $1,200,000 would be reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving the minimum purchase requirement, Just-Rite has the option to extend the Distribution Agreement for an additional two years to allow Just-Rite to meet the total purchase commitment. As a result, we had a deferred the gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the $12,000,000 minimum threshold. Total purchases of BASF products as of December 31, 2007 were approximately $15,500,000. We recognized income of approximately $907,000 and $271,000 for the twelve months and three months ended December 31, 2007 as a component of selling, general and administrative expenses.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Business and Credit Concentrations

For the years ended December 31, 2007 and 2006, two vendors in aggregate, accounted for approximately __% and __% of total purchases and, no single vendor accounted for more than ___% and ____%, respectively, of the Company’s purchases.  Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively.  No single customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2007 or 2006, respectively.

 (17)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on our consolidated balance sheets at December 31, 2007 and December 31, 2006 are $82,000.

(18)

Settlement of Litigation and Acquisition of Assets

In September 2004, we completed a settlement of certain litigation against a former employee and others. At December 31, 2005, we had two parcels of real estate received as part of such settlement valued at approximately $211,000 classified as assets held for sale. One of these parcels, valued at $145,000, was sold in the second quarter of 2006 resulting in an immaterial gain, leaving one remaining parcel held for investment valued at $66,000, which is now classified in other assets at December 31, 2007 and 2006.

SCHEDULE II

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYNG ACCOUNTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Description	Balance beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions		Balance at end of period

Year Ended December 31, 2007:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$1,077,000	$1,061,000	$—	$844,000	(A)	$1,294,000

Year Ended December 31, 2006:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$917,000	$753,000	—	$593,000	(A)	$1,077,000

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

Item 9A(T).

Controls and Procedures

a.

Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

Information regarding our Board of Directors appearing under the caption “Election of Directors” and “Board of Directors and its Committees” in our Proxy Statement for its 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce	59	Chairman of the Board

Lisa M. Brock	49	Vice Chairman of the Board

Nadine Gramling	62	Director

Milton J. Wallace	72	Director

Morton L. Weinberger, CPA	78	Director

Howard L. Ehler, Jr.	64	Director, Principal Executive Officer, Chief Operating Officer, and Secretary of the Company, Vice President of Premix and Vice President of Just-Rite

Fred H. Hansen	61	President, Premix and DFH, Inc.

Steven M. Healy, CPA	45	Chief Financial Officer of the Company

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the Company since 1988. Mr. Ponce has been engaged in the practice of law for over thirty (30) years and is currently a shareholder in the law firm of Legon, Ponce & Fodiman, P.A. During 2002, Mr. Ponce served as special counsel to then United States Senator Bob Graham. Mr. Ponce is the President and Chairman of the Orange Bowl Committee and is a trustee of the University of Florida. Additionally, Mr. Ponce is a member of the Board of Directors of the University of Florida Athletic Association, Inc. where he serves on various committees, including the Chairman of its finance committee. He is also a non-practicing certified public accountant.

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

Milton J. Wallace. Mr. Wallace has been a member of the Board of Directors since 1999. Mr. Wallace was a practicing attorney in Miami, Florida for over 40 years until 2005, when he retired. Mr. Wallace served as co-founder and chairman of the board of directors of Renex Corporation, a provider of kidney dialysis services, from July 1993 to February 2000, when that company was acquired by National Nephrology Associates, Inc. Mr. Wallace also was the co-founder and a director of Home Intensive Care, Inc., a provider of home infusion and dialysis services, from 1985 to July 1993, when that company was acquired by W.R. Grace & Co. Mr. Wallace was chairman of the board of directors of Med/Waste, Inc., an entity engaged in the business of medical waste, from June 1993 until February 13, 2002, when that company filed a voluntary bankruptcy petition under federal bankruptcy laws. Mr. Wallace currently serves as Chairman of the board of directors of Renal Care Partners, Inc., as vice chairman of the board of directors of Preferred Care Partners, inc. and as a member of the board of directors of Catalyst Pharmaceutical Partners, Inc.

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

Howard L. Ehler, Jr. Mr. Ehler has been a Director of the Company since 2000. He has been Principal Executive Officer of the Company since March 1990 and Executive Vice President, Chief Financial Officer (through November 2005) and Secretary of the Company since April 1988. Prior thereto he was Vice President, Chief Financial Officer and Assistant Secretary of the Company for over five years. In August 2004, Mr. Ehler assumed the position of President of Premix until May 2007 while maintaining his other positions with the Company. Mr. Ehler also serves as Vice President of Premix and Just-Rite.

Fred H. Hansen. Mr. Hansen has been President of Premix since May 2007 and President of DFH since January 2006. From 2001 until his appointment as President of DFH, he served as a consultant and as an employee of the Company and its subsidiaries. Mr. Hansen had been President of Premix and DFH from September 1996 until his retirement in December 2000.

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

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

All officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Information regarding the filing of such reports is included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding the Company’s Business Conduct and Ethics is posted on our website at www.imperialindustries.com and is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 11.

Executive Compensation

Information appearing under the caption “Executive Compensation” in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13.

Certain Relationships and Related Transactions and Directors Independence

Information regarding certain relationships and related transactions appearing under the caption “Certain Transaction” in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.

Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Independent Certified Public Accountant” in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation’s consolidated financial statements and supplementary data schedule.

(b)

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
*10.17

Amendment No.8 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc.

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

———————

*

Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 31, 2008	By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	March 31, 2008
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 31, 2008
Lisa M. Brock

/s/ NADINE GRAMLING	Director	March 31, 2008
Nadine Gramling

/s/ MILTON J. WALLACE	Director	March 31, 2008
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 31, 2008
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR.	Director, Chief Operating Officer, Principal Executive Officer, and Secretary	March 31, 2008
Howard L. Ehler, Jr.

/s/ STEVEN M. HEALY	Chief Financial Officer	March 31, 2008
Steven M. Healy, CPA