Form 10-K/A
period 2007-12-31
IMPERIAL INDUSTRIES INC
filed 2008-04-01
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) is: $28,900,000

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 28, 2008: 2,514,002.

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

DFH had no sales in 2007 or 2006.

Growth Opportunities

We continue to emphasize internal growth through expanding product line offerings at existing facilities, opening new distribution facilities in growth markets and generating gains in productivity.  We opened a distribution facility in New Orleans, Louisiana in February 2008. We believe the current slowdown in the residential and commercial construction industry may result in divestures or closure of competitors resulting in possible acquisition candidates or ability to acquire additional market share.

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

Suppliers

Premix’s raw materials and products are purchased from approximately 41 suppliers. While five suppliers account for approximately 68% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Historically, equivalent materials have been available from other sources at similar prices. However, in 2005, we experienced some product shortages, which was an industry wide problem and not specific to any one supplier. Such shortages were alleviated during the first quarter of 2006. Since the second quarter of 2006, we have not experienced any raw material product shortages.

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

Our independent registered public accounting firm has issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. We have and are taking several responsive steps, as set forth in note 2 to the accompanying consolidated financial statements appearing elsewhere in the Form 10-K, that management believes will be sufficient to allow the Company to continue as a going concern and to improve our operating results and financial condition. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverages for the protection of our assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. Effective March 15, 2004, we were unable to renew our product liability coverage with coverage for alleged damages caused to building structures because of moisture intrusion due to the use of products formerly manufactured by our subsidiary, DFH, for exterior insulation finish wall systems (“EIFS”), on single and multi-family residences, as well as commercial buildings. While no uninsured lawsuits have been filed against DFH to date, there can be no assurance that this fact will continue in the future. Losses and expenses in excess of insurance coverage, as well as for any uninsured lawsuits for EIFS product liability claims in the future, could have a material adverse effect on our operating results and financial condition.

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

We are party to a $9,000,000 asset-based borrowing agreement which contains a minimum fixed charge coverage ratio that is required if our excess borrowing availability, as defined in the agreement, is less than $900,000. At December 31, 2007, our excess borrowing availability was approximately $4,846,000 and at March 25, 2008 was approximately $2,500,000.  This agreement matures June 1, 2009.

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

Under SOX, we are now required to document and test our internal controls over financial reporting and opine as to the control’s effectiveness. Complying with SOX may increase our audit fees significantly and has required us to hire management consultants in 2007 and continuing through a significant part of 2008 to assist our compliance effort. As a result, complying with the requirements of SOX could have an adverse affect on our results of operations. If, at any time, we are unable to conclude that we have effective internal controls over our financial reporting as required by Section 404 of Sarbanes-Oxley, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. In the future, our auditors may be required to attest on the effectiveness of our internal controls over financial reporting which would require additional costs.

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

Of the three remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted.  Notwithstanding acceptance of such coverage, we believe that all three claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier initially provided coverage then subsequently denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these three remaining EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorney’s fees and costs it has incurred as a result of the insurer’s denial of coverage.

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

We are aggressively defending all of the lawsuits and claims described above. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

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

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any dividends in the foreseeable future. On February 28, 2008,the Common Stock was held by 1,496 stockholders of record.

As of March 28, 2008, the closing price of the Common Stock on the NASDAQ Capital Market was $5.00 per share.

Purchases of Equity Securities

We did not purchase any of our common stock during the year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2007 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
Directors Stock Option Plan	50,000	$6.39	—
1999 Employee Stock Option Plan	49,790	$10.47	—
2006 Stock Award and Incentive Plan	71,000	$—	90,000
Equity compensation plans not approved by security holders:	—	$—	—
Total	170,790	$8.42	90,000

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

Residential and commercial construction activity, in our markets, has slowed significantly since the third quarter of 2006. This slowdown has had a negative effect on our net sales and profitability. Industry reports indicate the residential and commercial construction in our markets is expected to remain soft throughout 2008.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. We have and are taking several responsive steps that management believes will be sufficient to allow the Company to continue as a going concern as described in note No. 2 to the accompanying consolidated financial statements appearing elsewhere in the Form 10-K. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, applications for building permits for new residential units are considered a strong sign for future construction activity. These applications have declined sharply in Florida during the 18 months ended December 31, 2007 and have declined moderately in our non-Florida markets.  According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market, decreased 49.3% and 49.9% for the year and three months ended December 31, 2007, respectively, as compared to the same periods in 2006. While building permits for new residential units have increased in the Mississippi Gulf Coast trade area for the year ended December 31, 2007, there was a 10.3% decrease in building permits in the region for the three months ended December 31, 2007 as compared to the same period in 2006. Construction activity in the Gulf Coast markets is expected to remain stronger than the Florida market due to continued rebuilding activities in areas impacted by Hurricane Katrina.

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

The increase in selling, general and administrative expenses for the year ended December 31, 2007 was primarily attributable to an increase of $387,000 in bad debt expense, a $560,000 increase in facility closure costs, a $198,000 increase in professional fees, a $159,000 increase in insurance expense, a $124,000 increase in depreciation expense and a $61,000 increase in computer expense. These increases were partially offset by a reduction of $334,000 in payroll and related expenses and a $296,000 reduction in delivery expenses due to the decline in sales.

Selling, general and administrative expenses as a percent of net sales was 32.5% for the year  ended December 31, 2007as compared to 22.9% for the same period in 2006. The increase in selling, general and administrative expenses as a percent of net sales is due primarily to the Company’s relatively high proportion of fixed costs being spread over lower sales volume and an increase in certain operating expenses for the year ended December 31, 2007.

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales in the year ended December 31, 2007 compared to the same period in 2006 had an adverse impact on operating income. As a result of the above factors we had an operating loss of $2,020,000 for the year ended December 31, 2007as compared to operating income of $4,928,000 in the same period in 2006.

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

For the year ended December 31, 2007, we recognized an income tax benefit of $785,000, compared to income tax expense of $1,553,000 in 2006. The reduction in income tax expense is due primarily to a reduction in taxable income.

As a result of the above factors, we had a net loss of $1,321,000 or $0.53 per diluted share for the year ended December 31, 2007 compared to net income of $2,898,000 or $1.14 per diluted share for the same period in 2006.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $9,092,000 compared to working capital of $10,025,000 at December 31, 2006. The decrease in working capital was due primarily to a decrease in cash, accounts receivable and inventory partially offset by an increase in income tax receivable and reductions in accounts payable. Also, the notes payable – line of credit was reclassified to long term debt due to extension subsequent to December 31, 2007 in the maturity date to June 2009. These decreases resulted from lower sales volume in the fourth quarter of 2007 compared to the same period in 2006 and our efforts to reduce inventory.

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

Net cash used in financing activities in 2007 was $1,843,000 compared to $1,572,000 in 2006. The increase was due primarily to the reduction in notes payable line of credit in the net amount of $2,115,000, compared to a decrease of $1,446,000 in 2006. In 2007, our restricted cash decreased $1,200,000, compared to an increase of $275,000 in 2006, and we made $0 in payments to our former preferred stockholders in 2007, compared to $114,000 last year.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi, Georgia and Louisiana that have purchased products on unsecured open accounts from us. Accounts receivable, net of allowance, was approximately $5,069,000 and $7,854,000 at December 31, 2007 and 2006, respectively. Collections of accounts receivable have slowed during the year and worsened in the fourth quarter of 2007 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize subcontractors, because of the condition of the residential and commercial construction industry. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate based on Libor plus 2.5% (7.55% at December 31, 2007). Annualized interest expense based on the outstanding balance of the line of credit would be approximately $86,000.  At December 31, 2007 the outstanding balance on the line of credit was approximately $1,135,000 and we were eligible to borrow approximately $5,981,000 resulting in excess availability of approximately $4,846,000. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants.  As of December 31, 2007 the Company has approximately $884,000 of income tax receivable.

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

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations, or cash flows.

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

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm –
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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the industry in which the Company is operating has been impacted by a number of factors over the past 18 months and accordingly, the Company has experienced a significant reduction in its sales volume. In addition, for the year ended December 31, 2007, the Company has a net loss of approximately $1.3 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 31, 2008

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,007,000	$850,000
Restricted cash	157,000	1,357,000
Trade accounts receivable, net	5,069,000	7,854,000
Inventories	4,583,000	6,279,000
Deferred income taxes	1,023,000	667,000
Income tax receivable	884,000	—
Other current assets	537,000	1,083,000
Total current assets	13,260,000	18,090,000

Property, plant and equipment, at cost, net	6,376,000	7,064,000
Deferred income taxes	—	220,000
Other assets	564,000	457,000
Total assets	$20,200,000	$25,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578,000	$2,180,000
Payable to former preferred stockholders	82,000	82,000
Accrued expenses and other liabilities	1,416,000	1,602,000
Notes payable – line of credit	—	3,250,000
Deferred gain	127,000	—
Current portion of long-term debt	965,000	951,000
Total current liabilities	4,168,000	8,065,000

Long-term debt, less current maturities	2,343,000	3,307,000
Notes payable – line of credit	1,135,000	—
Deferred gain	—	1,035,000
Deferred income taxes	329,000	—
Deferred compensation	284,000	189,000
Total liabilities	8,259,000	12,596,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2007 and 2006, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,514,002 issued at December 31, 2007 and 2,506,502 issued at December 31, 2006	25,000	25,000
Additional paid-in capital	14,696,000	14,669,000
Accumulated deficit	(2,780,000)	(1,459,000)
Total stockholders’ equity	11,941,000	13,235,000
Total liabilities and stockholders’ equity	$20,200,000	$25,831,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Net sales	$53,853,000	$75,548,000

Cost of sales	38,381,000	53,325,000

Gross profit	15,472,000	22,223,000

Selling, general and administrative expenses	17,492,000	17,295,000

Operating (loss) income	(2,020,000)	4,928,000

Other (expense) income:
Interest expense	(426,000)	(770,000)
Gain on litigation settlement	183,000	—
Miscellaneous income	157,000	293,000
	(86,000)	(477,000)

(Loss) income before income tax benefit (expense)	(2,106,000)	4,451,000

Income tax benefit (expense):
Current	978,000	(1,441,000)
Deferred	(193,000)	(112,000)
	785,000	(1,553,000)

Net (loss) income	$(1,321,000)	$2,898,000

Net (loss) income per common share – basic	$(0.53)	$1.17

Net (loss) income per common share - diluted	$(0.53)	$1.14

Weighted average shares outstanding - basic	2,510,002	2,485,403

Weighted average shares outstanding - diluted	2,510,002	2,538,787

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2005	2,465,772	$25,000	$14,454,000	$(4,357,000)	$10,122,000

Exercise of stock options, including tax benefit of $127,000	40,730	—	206,000	—	206,000

Fair value of options granted	—	—	9,000	—	9,000

Net income	—	—	—	2,898,000	2,898,000

Balance at December 31, 2006	2,506,502	25,000	14,669,000	(1,459,000)	13,235,000

Exercise of stock options, including tax benefit of $15,000	7,500	—	22,000	—	22,000

Fair value of restricted stock granted	—	—	5,000	—	5,000

Net loss	—	—	—	(1,321,000)	(1,321,000)

Balance at December 31, 2007	2,514,002	$25,000	$14,696,000	$(2,780,000)	$11,941,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,321,000)	$2,898,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,154,000	1,025,000
Amortization	31,000	35,000
Provision for doubtful accounts	1,061,000	753,000
Provision for deferred income taxes	193,000	112,000
Excess tax benefits from share-based compensation	(15,000)	(127,000)
Gain on disposal of fixed assets	(1,000)	(3,000)
Gain on disposal of assets held for sale	—	(14,000)
Gain on litigation settlement	(183,000)	—
Gain on sale of assets	(908,000)	—
Deferred compensation	95,000	60,000
Share-based compensation	5,000	9,000
Changes in operating assets and liabilities:
Trade accounts receivable	1,724,000	(263,000)
Inventories	1,696,000	284,000
Other current assets and income tax receivable	(323,000)	(22,000)
Other assets	(138,000)	(66,000)
Accounts payable	(602,000)	(879,000)
Accrued expenses and other liabilities	(3,000)	(262,000)
Income taxes payable	—	(530,000)
Net cash provided by operating activities	2,465,000	3,010,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(467,000)	(1,727,000)
Proceeds received from disposal of assets held for sale	—	159,000
Proceeds received from sale of property and equipment	2,000	6,000
Net cash used in investing activities	(465,000)	(1,562,000)

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

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base. We perform credit evaluations on customers prior to extending credit. Substantially all of our customers are affected by the current events in the construction industry. Trade accounts receivable are generally unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. At December 31, 2007 and 2006, we had no significant concentrations of credit risk.

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

•

collectability is reasonably assured.

Revenue is recognized net of discounts and allowances, at the point of sale or upon delivery to our customer’s site. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are FOB shipping point. The Company records sales taxes collected from customers on a net basis.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(o)

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling fees charged to customers are recorded in revenue. Shipping and handling costs were $3,561,000 and $3,700,000 for the years ending December 31, 2007 and 2006, respectively.

(p)

Segment Reporting

For the years ended December 31, 2007 and 2006, management has determined that we operated in a single operating segment, manufacturing and distribution of building materials.

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

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations, or cash flows.

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

(2)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 18 months. As a result, the Company has incurred a loss for the year ended December 31, 2007.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have hired a new corporate credit manager who has implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We intend to seek additional financing through refinancing our existing mortgage indebtedness on our real properties, or obtaining new mortgage financing from other lenders on our real properties to take advantage of what we believe is significant equity in these properties. In addition, we intend to seek financing from other sources, including the possibility of refinancing our equipment, or the infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates.

There is no assurance that we will be able to successfully complete the above actions.

(3)

Sale of Certain Assets and Closure of Certain Facilities

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

2007 were approximately $15,500,000. We recognized income from the sale of the assets of approximately $908,000 for the year ended December 31, 2007 as a component of selling, general and administrative expenses. No such income was recognized in 2006. At December 31, 2007 and 2006, there is no accrued liability remaining related to the closure.

(b)

Distribution Facilities

Due to the decline in the construction industry, in December of 2007 we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida. As a result of these closures, we recorded closure costs in the amount of $560,000 in selling, general and administrative expenses in the fourth quarter of 2007 and recorded accrued expenses and other liabilities of $560,000 at December 31, 2007.

Costs incurred related to closing the facilities are as follows:

Costs Incurred for Year Ended December 31, 2007
Lease costs *	$552,000
Surplus equipment	7,000
Miscellaneous	1,000
$560,000

———————

*

Lease costs are expected to be incurred over the years 2008 through 2012 and are reduced by estimated sublease rental of approximately $231,000 over the years 2008 through 2012. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

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

(7)

Notes Payable

At December 31, 2007 and 2006, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate (Libor + 2.5%), which is 7.55% at December 31, 2007. The interest rate is subject to change based on certain ratios maintained as defined in the agreement. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive financial loan covenants or be in default.  In March 2008, the maturity date of the line of credit was extended to June 1, 2009 and is subject to annual renewal thereafter. As part of this extension, the line of credit was amended to include an unused line fee of 0.5% per annum and the interest rate was increased to Libor plus 3.5%. As a result of this extension, the line of credit balance is classified as a long-term liability as of December 31, 2007.

At December 31, 2007 the outstanding balance on the line of credit was $1,135,000 and we were eligible to borrow approximately $5,981,000 resulting in excess availability of $4,846,000.  At March 25, 2008, our excess borrowing availability was approximately $2,500,000.

(8)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31:

	2007	2006
Employee compensation related items	$290,000	$531,000
Taxes, other than income taxes	132,000	242,000
Product warranty	44,000	42,000
Closure costs	560,000	80,000
Litigation loss contingency	140,000	304,000
Interest	11,000	14,000
Professional fees	14,000	154,000
Other	225,000	235,000
	$1,416,000	$1,602,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(9)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2007	2006
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments of $1,127 plus interest monthly, with a balloon payment of approximately $137,000 due March 10, 2009	$150,000	$163,000
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments $800 plus interest payable monthly, with a balloon payment of approximately $76,000 due March 10, 2009	86,000	96,000
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments of $1,678 plus interest payable monthly, with a balloon payment of approximately $160,000 due March 10, 2009	181,000	201,000
Mortgage note payable, interest at prime plus 1% (8.25% at December 31, 2007), principal payments of $556 plus interest payable monthly, with a balloon payment of $67,000 due March 10, 2009	75,000	82,000
Mortgage note payable at 6.99%, principal and interest payable monthly in the amount of approximately $6,445, with a balloon payment of approximately $343,600 due March 30, 2010	450,000	494,000
Mortgage note payable at Libor plus 2.5% (7.45% at December 31, 2007), principal and interest payable monthly in the amount of approximately $2,042, with a balloon payment of approximately $125,000 due April 20, 2015	304,000	329,000
Capitalized lease obligation, interest at various rates ranging from 3.0% to 13.4% per annum, principal and interest payable monthly expiring at various dates through December 2009	639,000	970,000
Equipment notes payable, interest at various rates ranging from 5.8% to 10.75%, per annum, principal and interest payable monthly expiring at various dates through December 2009	1,423,000	1,923,000
	3,308,000	4,258,000
Less current maturities	(965,000)	(951,000)
Long-term portion	$2,343,000	$3,307,000

Long-term debt matures as follows:

Year ending December 31,	Amount
2008	$965,000
2009	1,228,000
2010	656,000
2011	229,000
2012	48,000
Thereafter	182,000
$3,308,000

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

The Company has the ability to carryback up to approximately $3.3 million of a 2008 taxable loss resulting in a potential tax refund of approximately $1.3 million, if such loss is incurred in 2008.

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

As of December 31, 2007, the state net operating loss carryforward was $3,300,000 which expires during the years 2021 through 2027. The income tax receivable of $884,000 as of December 31, 2007 represents a refund of income taxes paid in 2005 due to the expected carryback of the 2007 estimated taxable loss.

(11)

Capital Stock

(a)

Common Stock

At December 31, 2007 and 2006, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,514,002 and 2,506,502, respectively, shares were issued and outstanding. In the third quarter ending September 30, 2006, we filed with the Secretary of State of Delaware an Amendment to our Certificate of Incorporation decreasing the authorized shares of capital stock from 45,000,000 to 12,000,000, of which 10,000,000 shares were designated Common Stock $.01 par value and 2,000,000 shares were designated as preferred stock $.01 par value. The Amendment was approved by our stockholders at the 2006 Annual Meeting of Stockholders held on May 25, 2006. The holders of Common Stock are entitled to one vote per share on all matters, voting together with the holders of preferred stock, if any. In the event of liquidation, holders of Common Stock are entitled to share ratably in all the remaining assets of the Company, if any, after satisfaction of the liabilities of the Company and the preferential rights of the holders of outstanding preferred stock, if any.

In 2007, the Company issued 7,500 shares of Common Stock in connection with the exercise of stock options.

In 2006, the Company issued 40,730 shares of common stock in connection with the exercise of stock options.

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

In November 2007, the Company awarded an aggregate of 71,000 shares of restricted stock units to certain executives and members of management. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The awards vest 25% on each anniversary of the grant date so long as the recipient remains with the Company. Shares of common stock are issued when vested.  The awards also vest on a change in control provided certain conditions are met. The Company valued the awards in accordance with SFAS 123R, which was based on the price of the Company’s common stock at the grant date which was $3.66 resulting in a total fair value of approximately $260,000.

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

The intrinsic value of options outstanding, exercisable and vested at December 31, 2007 and 2006 was zero and $234,000, respectively. The intrinsic value of stock options exercised during 2007 and 2006 was $24,000 and $535,000, respectively. The intrinsic value of stock options expired during 2007 and 2006 was $2,000 and zero. There was no unrecognized stock compensation expense as of December 31, 2007.

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

(13)

Basic and Diluted (Loss) Earnings Per Share

Below is a reconciliation between basic and diluted (loss) earnings per common share for the years ended December 31, 2007 and 2006 (in thousands except per share amounts):

		2007			2006
	Loss	Shares	Per Share	Income	Shares	Per Share

Net (loss) income per common share - basic	$(1,321)	2,514	$(0.53)	$2,898	2,485	$1.17

Effect of Dilutive Securities:
Options	—	—	—	—	54	(0.03)
Net (loss) income per common share - diluted	$(1,321)	2,514	$(0.53)	$2,898	2,539	$1.14

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the year ended December 31, 2007 because their inclusion would have been anti-dilutive. There were 171,000 shares of anti-dilutive common stock equivalents at December 31, 2007. These stock options had exercise prices ranging from $1.24 to $14.75 per share as of December 31, 2007. Stock options to purchase 52,000 shares were excluded from the dilutive calculation as of December 31, 2006 as their exercise prices were greater than the average stock price during the year.

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

The Chairman of the Board is awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2009. The outstanding balance of deferred compensation was $142,000 and $94,000 at December 31, 2007 and 2006, respectively.

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

Of the three remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted.  Notwithstanding acceptance of such coverage, we believe that all three claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier initially provided coverage then subsequently denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these three remaining EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorney’s fees and costs it has incurred as a result of the insurer’s denial of coverage.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Business and Credit Concentrations

For the years ended December 31, 2007 and 2006, two vendors in aggregate, accounted for approximately 36% and 43% of total purchases and, no single vendor accounted for more than 22% and 30%, respectively, of the Company’s purchases.  Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively.  No single customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2007 or 2006, respectively.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent  registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Fred H. Hansen. Mr. Hansen has been President of Premix since May 2007 and President of DFH since January 2006. From 2001 until his appointment as President of DFH, he served as a consultant and as an employee of the Company and its subsidiaries. Mr. Hansen had been President of Premix and DFH from September 1996 December 2000.

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

Item 14.

Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

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