Form 10-Q
period 2008-03-31
IMPERIAL INDUSTRIES INC
filed 2008-05-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Smaller reporting company ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 9, 2008: 2,514,002

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Consolidated Balance Sheets

March 31, 2008 (Unaudited) and December 31, 2007

3

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2008 and 2007

4

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2008 and 2007

5

Notes to Consolidated Financial Statements

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

23

Item 4T.    Controls and Procedures

24

PART II. – OTHER INFORMATION

Item 1.      Legal Proceedings

25

Item 1A.   Risk Factors

25

Item 6.      Exhibits

26

SIGNATURES

27

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$658,000	$1,007,000
Restricted cash	242,000	157,000
Trade accounts receivable, net	5,205,000	5,069,000
Inventories	5,474,000	4,583,000
Deferred income taxes	—	1,023,000
Income tax receivable	1,535,000	884,000
Other current assets	474,000	537,000
Total current assets	13,588,000	13,260,000

Property, plant and equipment, at cost, net	6,727,000	6,376,000
Other assets	497,000	564,000
Total assets	$20,812,000	$20,200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,876,000	$1,578,000
Accrued expenses and other liabilities	1,196,000	1,416,000
Payable to former preferred stockholders	82,000	82,000
Deferred gain	—	127,000
Current portion of long-term debt	1,411,000	965,000
Total current liabilities	5,565,000	4,168,000

Long-term debt, less current maturities	1,817,000	2,343,000
Notes payable – line of credit	3,150,000	1,135,000
Deferred income taxes	—	329,000
Deferred compensation	278,000	284,000
Total liabilities	10,810,000	8,259,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at March 31, 2008 and at December 31, 2007, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,514,002 shares issued at March 31, 2008 and December 31, 2007	25,000	25,000
Additional paid-in capital	14,712,000	14,696,000
Accumulated deficit	(4,735,000)	(2,780,000)
Total stockholders’ equity	10,002,000	11,941,000
Total liabilities and stockholders’ equity	$20,812,000	$20,200,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Net sales	$9,346,000	$16,531,000

Cost of sales	6,857,000	11,607,000

Gross profit	2,489,000	4,924,000

Selling, general and administrative expenses	4,339,000	4,452,000

Operating (loss) income	(1,850,000)	472,000

Other income (expense):
Interest expense	(84,000)	(108,000)
Miscellaneous income	21,000	229,000
	(63,000)	121,000

(Loss) income before income tax expense	(1,913,000)	593,000

Income tax expense	(42,000)	(212,000)

Net (loss) income	$(1,955,000)	$381,000

Net (loss) income per common share – basic	$(0.78)	$0.15

Net (loss) income per common share – diluted	$(0.78)	$0.15

Weighted average shares outstanding – basic	2,514,002	2,506,502

Weighted average shares outstanding – diluted	2,514,002	2,533,911

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,955,000)	$381,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	293,000	274,000
Amortization	2,000	12,000
Provision for doubtful accounts	248,000	133,000
Provision for deferred income taxes	694,000	62,000
Loss on disposal of fixed assets	4,000	9,000
Deferred compensation	(6,000)	24,000
Gain on sale of assets	(127,000)	—
Share-based compensation	16,000	—
Changes in operating assets and liabilities
Trade accounts receivable	(384,000)	(123,000)
Inventories	(891,000)	(397,000)
Other current assets	63,000	135,000
Other assets	65,000	(11,000)
Accounts payable	1,298,000	1,676,000
Accrued expenses and other liabilities	(220,000)	(369,000)
Income taxes receivable	(651,000)	—
Net cash (used in) provided by operating activities	(1,551,000)	1,806,000

Cash flows (used in) investing activities:
Purchases of property, plant and equipment	(648,000)	(163,000)
Net cash (used in) investing activities	(648,000)	(163,000)

Cash flows (used in) provided by financing activities
Proceeds from notes payable line of credit	11,386,000	15,543,000
Repayments of notes payable line of credit	(9,371,000)	(17,720,000)
Proceeds from issuance of long-term debt	164,000	—
Repayment of long-term debt	(244,000)	(238,000)
(Increase) decrease in restricted cash	(85,000)	468,000
Net cash (used in) provided by financing activities	1,850,000	(1,947,000)

Net decrease in cash and cash equivalents	(349,000)	(304,000)
Cash and cash equivalents, beginning of period	1,007,000	850,000
Cash and cash equivalents, end of period	$658,000	$546,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:

Cash paid during the three months for interest	$84,000	$99,000

Cash paid during the three months for income taxes	$—	$—

Non-cash transactions:

Asset acquisitions financed	$164,000	$—

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2008, for the year ended December 31, 2008 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and Company-owned distribution facilities.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 24 months. As a result, the Company has incurred losses for the three months ended March 31, 2008 and the year ended December 31, 2007.  Our independent registered public accounting firm issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and management has taken the following steps and is considering the following actions to revise its operating and financial requirements, which we believe will be sufficient to provide the Company with the ability to continue as a going concern:

•

We are positioning the Company to sell a broader range of products in both the residential and commercial construction markets with the objective of generating more sales from our existing customers and to attract new customers. We are investing in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results. In the event these actions to increase the sale of new products at our facilities are not successful, or economic conditions continue to deteriorate, certain facilities could be closed to decrease costs and reduce inventories to lower borrowings under our line of credit, which would improve working capital.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have hired a new corporate credit manager who has implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We intend to seek additional financing through refinancing our existing mortgages on our real properties, or obtaining new mortgage financing from other lenders on our real properties to take advantage of what we believe is significant equity in these properties. In addition, we intend to seek financing from other sources, including the possibility of refinancing our equipment, or the infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates.

There is no assurance that we will be able to successfully complete all or any of the above actions.

(4)

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Consolidated Financial Statements. The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on the Company’s Consolidated Financial Statements. This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•

Level 3 – Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

As of January 1, 2008 and March 31, 2008, the Company has no financial assets or liabilities that are measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008.  The adoption of SFAS No. 159 did not have any impact on the Company’s results of operations or financial position.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)

Sale of Certain Assets and Closure of Facilities

(a)

Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC) (“BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products by December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, it would have been required to refund to BASF $1,100,000 of the purchase price under the BASF Sales Agreement plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price would become non-refundable and the remaining $1,200,000 would be reduced ratably down to zero until $16,000,000 of purchases are achieved. Upon achieving the minimum purchase requirement, Just-Rite has the option to extend the Distribution Agreement for an additional two years to allow Just-Rite to meet the total purchase commitment. As a result, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the $12,000,000 minimum threshold. In the first quarter of 2008, we surpassed the $16,000,000 purchase requirement.  We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $127,000 for the three months ended March 31, 2008. No such income was recognized in the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007 there is no accrued liability remaining related to the closure of the manufacturing facility.

(b)

Distribution Facilities

Due to the decline in the construction industry, in December of 2007 we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida. As a result of these closures, we recorded closure costs of $560,000 in selling, general and administrative expenses and in accrued expenses and other liabilities at December 31, 2007. At March 31, 2008, the balance remaining in accrued expenses and other liabilities was $447,000.

Costs incurred and remaining accrual related to closing the facility are as follows:

	Costs Accrued for the Year Ended December 31, 2007	Add Costs Incurred during the Quarter Ended March 31, 2008	Less Cash Payments during the Quarter Ended March 31, 2008	Remaining Accrual as of March 31, 2008
Lease costs *	$552,000	$5,000	$(123,000)	$434,000
Surplus equipment	7,000	3,000	(7,000)	3,000
Miscellaneous	1,000	23,000	(14,000)	10,000
	$560,000	$31,000	$(144,000)	$447,000

———————

*

Lease costs are expected to be incurred over the years 2008 through 2012 and are reduced by estimated sublease rental of approximately $231,000 over the years 2008 through 2012. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	March 31, 2008	December 31, 2007

Accounts receivable, gross	$6,661,000	$6,363,000
Allowance for doubtful accounts	(1,456,000)	(1,294,000)
	$5,205,000	$5,069,000

(7)

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

Substantially all vendor rebate receivables are collected within three months following the fiscal year-end. Management believes Just-Rite will continue to receive rebates from the buying group and certain vendors in 2008 and thereafter. However, receipt of historical levels of rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group will continue to provide comparable vendor rebates in the future on products purchased by Just-Rite. We recorded vendor rebates in cost of sales of approximately $122,000 and $227,000 in the first three months of 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, we recorded rebates in a contra inventory account in the amount of approximately $6,000. Also, at March 31, 2008 and December 31, 2007, we recorded amounts due from vendors in other current assets in the amounts of $102,000 and $261,000, respectively. The increase in finished goods inventory is due primarily to expanding our product offering and advance purchasing of certain products prior to price increases.

Inventories, net, consisted of the following at:

	March 31, 2008	December 31, 2007
Raw Materials	$326,000	$372,000
Finished Goods	4,850,000	3,842,000
Packaging materials	298,000	369,000
	$5,474,000	$4,583,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	March 31, 2008	December 31, 2007	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	2,160,000	1,925,000	10-40
Machinery and equipment	4,736,000	4,505,000	3-20
Vehicles	3,401,000	3,277,000	2-8
Furniture, fixtures, and data processing equipment	854,000	823,000	3-12
	11,710,000	11,089,000
Less accumulated depreciation	(4,983,000)	(4,713,000)
	$6,727,000	$6,376,000

(9)

Notes Payable

At March 31, 2008 and December 31, 2007, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate (Libor + 3.5%), which is 6.34% at March 31, 2008. The interest rate is subject to change based on certain ratios maintained as defined in the agreement. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive financial loan covenants or be in default.  In March 2008, the maturity date of the line of credit was extended to June 1, 2009 and is subject to annual renewal thereafter. As part of this extension, the line of credit was amended to include an unused line fee of 0.5% per annum and the interest rate was increased to Libor plus 3.5%. As a result of this extension, the line of credit balance is classified as a long-term liability as of March 31, 2008 and December 31, 2007.

At March 31, 2008 the outstanding balance on the line of credit was $3,150,000 and we were eligible to borrow approximately $5,981,000 resulting in excess availability of $2,831,000.

(10)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at March 31, 2008 and 2007 in the amounts of $48,000 and $43,000, respectively, is included in the balance sheet in accrued expenses and other liabilities.

Product warranty accrual activity was as follows during the three months ended:

	March 31,
	2008	2007
Beginning balance	$44,000	$42,000
Warranty provision	7,000	4,000
Warranty payments	(3,000)	(3,000)
Ending balance	$48,000	$43,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11)

Long-Term Debt

Long-term debt at March 31, 2008 consists of six mortgage loans which are collateralized by our real properties. The aggregate outstanding balances on such mortgage loans are $1,216,000, less current installments aggregating $552,000. These mortgage loans bear interest at variable and fixed rates ranging from approximately 6.99% to 7.34% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of $2,011,000, less current installments of $858,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from approximately 5.2% to 13.4%.

(12)

Stock-Based Compensation

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than fair market value of the common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the date of grant subject to vesting requirements that may be imposed in individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of March 31, 2008 and December 31, 2007, no shares were available for future grants under either the Employee Plan or Director Plan.

In 2006, we adopted our 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan includes the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan replaces the 1999 Plans for future awards, including awards to Directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares to be grant.

In November 2007, the Company awarded an aggregate of 71,000 restricted stock units to key employees, members of management and Directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The awards vest 25% on each anniversary of the grant date so long as the recipient remains with the Company. Shares of common stock are issued when the restricted stock units vest.  The awards also vest on a change in control of the Company provided certain conditions are met. The Company valued the restricted stock units in accordance with SFAS 123R based on the price of the Company’s common stock at the grant date which was $3.66 resulting in a total fair value of approximately $260,000.

Share-based compensation expense related to the restricted stock units was $16,000 for the three months ended March 31, 2008 and $5,000 for the year ended December 31, 2007. Expense related to stock options was $0 for the three months ended March 31, 2008 and $9,000 for the year ended December 31, 2007.

We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, our consolidated financial statements for prior periods were not restated to reflect the impact of SFAS 123R, if any.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the option activity under our stock option plans as of March 31, 2008 and changes during the three months ended March 31, 2008 are presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	100,000	$8.42	2.41	—
Options Granted	—	$—	—	—
Options Exercised	—	$—	—	—
Options Cancelled	—	$—	—	—
Options outstanding at March 31, 2008	100,000	$8.42	2.17	—
Options Exercisable at March 31, 2008	100,000	$8.42	2.17	—
Options Vested at March 31, 2008	100,000	$8.42	2.17	—

No options were exercised during the first quarter of 2008 or 2007.

(13)

Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding plus the additional dilutive effect of common stock equivalents outstanding during the year. The dilutive effect of options is calculated using the treasury stock method.

Below is a reconciliation between basic and diluted (loss) earnings per common share for the three months ended March 31, 2008 and 2007 (in thousands except per share amounts):

	Three Months Ended March 31,
	2008			2007
	Loss	Shares	Per Share	Income	Shares	Per Share
Net (loss) income per common share - basic	$(1,955)	2,514	$(0.78)	$381	2,507	$0.15

Effect of dilutive securities - options	—	—	—	—	27	—

Net (loss) income per common share - diluted	$(1,955)	2,514	$(0.78)	$381	2,534	$0.15

All dilutive common stock equivalents are reflected in our (loss) earnings per share calculations. Anti-dilutive common stock equivalents are not included in our (loss) earnings per share calculations.  Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the three months ended March 31, 2008 because their inclusion would have been anti-dilutive. There were 73,000 and 52,000 shares of anti-dilutive common stock equivalents at March 31, 2008 and 2007, respectively. These stock options had exercise prices ranging from $5.60 to $14.75 per share as of March 31, 2008 and $12.06 to $14.75 per share as of March 31, 2007.

(14)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in two instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in thirteen lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

insurance carriers are providing a defense and have accepted coverage under a reservation of rights for eight of these claims and are providing a defense in one other case, for which DFH expects its carriers will eventually accept coverage. With respect to four claims, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

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

Ten of the more recent EIFS claims that have been filed against DFH, six of which have subsequently been settled, are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Of the four remaining EIFS cases described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted.  Notwithstanding acceptance of such coverage, we believe that three of the four claims are covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier initially provided coverage then subsequently denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these three EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorney’s fees and costs it has incurred as a result of the insurer’s denial of coverage.

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

(UNAUDITED)

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

Based on the pending EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $116,000 which is recorded in accrued expenses and other liabilities at March 31, 2008.  Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

General

DFH and Premix are engaged in other legal actions and claims arising in the ordinary course of its business, including four claims against Premix (one of which includes Imperial as a defendant) and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  We believe that Premix and the Company have meritorious defenses to such claims.  Our insurance carriers have accepted coverage and are proving a defense in three of these lawsuits, and these carriers are expected to accept coverage and provide a defense in the fourth case, which has only recently been filed and has not yet been formerly served upon Premix.  We believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements.  We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position.  None of Premix’s or the Company currently manufactured products contain asbestos.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the three months ended March 31, 2008 and 2007, the aggregate contribution required by us to fund the plan was approximately $12,000 and $17,000 respectively.

(c)

Lease Commitments

At March 31, 2008, we have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2008 of approximately $1,019,000 for our current operating leases. The leases expire at various dates ranging from June 2008 to April 2013. Comparable properties at equivalent rentals are

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

available for replacement of these facilities if any leases are not extended. We do not expect to incur any material relocation expenses.

(d)

Product Purchase Commitments

Just-Rite entered into a three-year Distribution Agreement with BASF in connection with the BASF Sales Agreement. Pursuant to the Distribution Agreement, BASF appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by DFH and thereafter manufactured by BASF.  As part of the Distribution Agreement, BASF has agreed to indemnify Just-Rite for any product liability claims for such products thereafter manufactured by BASF.

Just-Rite agreed to purchase a minimum of $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the first quarter of 2008, we surpassed the $16,000,000 purchase requirement and are no longer required to purchase products from BASF.

(15)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders in our consolidated balance sheets at March 31, 2008 and December 31, 2007 are $82,000.

(16)

Business and Credit Concentrations

For the three months ended March 31, 2008 and 2007, two vendors in aggregate, accounted for approximately 29% and 37% of total purchases and, no single vendor accounted for more than 16% and 22%, respectively, of the Company’s purchases.  Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively.  No single customer accounted for more than 10% of the Company’s net sales for the three months ended March 31, 2008 or 2007, respectively.

(17)

Related Party Transactions

We paid legal fees of approximately $29,000 and $41,000 for the three months ended March 31, 2008 and 2007, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $6,000 and $18,000 at March 31, 2008 and 2007, respectively. Such fees were primarily for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board is entitled to receive deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2009. The outstanding balance of deferred compensation was $139,000 and $146,000 at March 31, 2008 and 2007, respectively.

We paid lease payments for the use of a distribution facility to the former owner of a business acquired by us in the amount of $23,000 in 2007.

(18)

Income Taxes

Due to the uncertainty of our realization of net deferred tax assets, the Company recorded a valuation allowance of approximately $694,000 during the three months ended March 31, 2008.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended December 31, 2007. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our”  refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2007 Form 10-K Report and herein for a more complete description of risk factors.)

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

These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance. Investors should carefully consider the risks and uncertainties described below, together with all of the other information in this quarterly report on Form 10-Q and in other documents that the Company files with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of our Company’s common stock could decline, and investors could lose all or part of their investment in our Company’s common stock.

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

Provisions for the estimated allowance for bad debts are recorded in selling, general and administrative expense at the end of each reporting period. The amounts recorded are generally based upon the aging of the receivables and the payment histories of customers while also factoring in any changes in business conditions, such as competitive conditions in the market and deterioration in the economic condition of the construction industry, among other things, that may affect customers’ ability to pay. As a result, significant judgment is required by us in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when estimates are adjusted to the actual amounts. Misjudgments by us in estimating our allowance for doubtful accounts could have a material adverse affect on our financial condition.

Inventory Valuation

We value inventories at the lower of cost or market using the average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2007 is immaterial. We will record provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

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

Asset Impairment

Our review of long-lived assets requires us to initially estimate the undiscounted future cash flow of these assets, whenever events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes estimating of the timing of the future cash flows, discount rates and reflecting carrying degrees of perceived risk.

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

Our business is driven primarily by the level of residential and commercial construction activity in the Southeast United States, particularly in the states of Florida, Georgia, Mississippi, Alabama and Louisiana. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

General construction activity had been strong in the Southeastern United States during the last several years through the second quarter of 2006. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for new residential units, considered a strong sign for future construction activity, declined sharply in Florida and Georgia during the year ended December 31, 2007 and have continued to decline during the first quarter of 2008.

According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida, our largest market representing 68.6% of our consolidated net sales, decreased 44.1% for the three months ended March 31, 2008 as compared to the same period in 2007. This slowdown is expected to continue through 2008. However, building permits by metropolitan area for new residential units in our gulf coast trade area which includes Gulfport, Mobile and New Orleans, and represent 24.5% of our consolidated net sales, increased 3.7%, in the three months ended March 31, 2008 as compared to the same period in 2007. Residential construction activity is expected to remain steady in those markets due to the continued rebuilding activities in areas impacted by Hurricane Katrina.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. We have and are taking several responsive steps that management believes will be sufficient to allow the Company to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March 31, 2008 compared to 2007

Net sales for the three months ended March 31, 2008 decreased $7,185,000, or approximately 43.5% compared to the same period in 2007. The decrease in net sales was principally due to a reduction in demand for our products in the residential and commercial construction markets related to the decline in construction activity in the Southeast United States. Construction activity in our markets in Florida represents approximately 68.6% of our net sales for the first quarter of 2008. The new distribution facility located New Orleans, Louisiana (opened February 2008) accounted for approximately $72,000 in additional sales for the three months ended March 31, 2008, while facilities located in St. Augustine, Brooksville and Ocala, Florida which were permanently closed in late 2007, represented net sales of approximately $703,000 for the three months ended March 31, 2007.

Gross profit as a percentage of net sales in the first quarter of 2008 was approximately 26.6% compared to 29.8% for the same period of 2007. The decrease in gross margin was primarily due to a lower margin in the manufactured products sold and more intense competition for the sale of all products resulting from the overall condition of the industry. The reduction in the margin in the manufactured products is due primarily to fixed plant overhead being allocated over lower production volume, combined with pricing pressures caused by the overall condition of the industry. In the first quarter of 2008, the sale of our manufactured products represented approximately 26.7% of net sales compared to approximately 26.0% for the same period in 2007. We expect the continued reduced levels of demand for our products and more intense competitive conditions from the decline in residential construction activity to continue to cause pressure on our gross profit margins throughout 2008.

Selling, general and administrative expenses as a percentage of net sales for the first quarter of 2008 were approximately 46.4%, compared to 26.9% for the same period in 2007. The percentage increase for the three month period in 2008 was primarily the result of fixed costs being spread over lower sales volume. For the three months ended March 31, 2008, selling, general and administrative expenses decreased $113,000, compared to the same period of 2007. The decrease was primarily attributable to a decrease of $201,000 in payroll and related costs, a decrease of $68,000 in insurance expense and a decrease of $127,000 from the amortization of a previously deferred gain from the sale of certain assets. These decreases were partially offset by an increase in professional fees of $65,000 and an increase in delivery costs of $45,000, caused by increased fuel prices.

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales and gross profits in the first quarter of 2008 compared to the same period in 2007 had a material adverse impact on operating income. As a result of the above factors, we generated an operating loss of $1,850,000 in the first quarter of 2008, compared to operating income of $472,000 in the same period of 2007.

Interest expense decreased $24,000 in the first three months of 2008, compared to the same period in 2007. The decrease was primarily due to lower average interest rates and lower average debt outstanding during the first quarter of 2008 compared to the same period in 2007.

Miscellaneous income, net of expenses, decreased $208,000 in the first quarter of 2008, compared to the same period in 2007. The decrease is due primarily to the recognition of $183,000 of other income from the settlement of product liability litigation against DFH in the first quarter in 2007 compared to zero in the same period in 2008.

For the three months ended March 31, 2008 we recognized income tax expense of $42,000, compared to income tax expense of $212,000 in the same period of 2007. This change is due primarily to taxable income of $593,000 in the first quarter of 2007 compared to a net loss before income taxes of $1,913,000 in the same period of 2008. The effective tax rate was (2%) for the three months ended March 31, 2008 compared to an effective tax rate of 36% for the comparable prior period. This decrease in the rate is due to the Company recording a valuation allowance of approximately $694,000 related to the uncertainty of the future realization of our deferred tax assets. Without this valuation allowance, our effective tax rate would be 34%.

As a result of the above factors, we had a net loss of $1,955,000, or $0.78 per diluted share, for the first three months of 2008, compared to net income of $381,000, or $0.15 per diluted share for the first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of approximately $8,023,000 compared to working capital of $9,092,000 at December 31, 2007. The decrease in working capital was due primarily to an increase in accounts payable partially offset by an increase in inventory and a decrease in accrued expenses and other liabilities. The increase in current assets was partially funded with the line of credit which is classified as a long-term debt. The increase in inventory is due primarily from expanding our product offering and advance purchasing of certain products prior to price increases. The income tax receivable resulted from the tax benefit from the losses incurred during the first quarter of 2008. At April 30, 2008, our excess borrowing availability was approximately $2,247,000.

At March 31, 2008, we had cash and cash equivalents and restricted cash of $900,000 compared to cash and cash equivalents and restricted cash of $1,164,000 at December 31, 2007. The decrease was due primarily to a change in banking policies resulting in restricted cash clearing the bank quicker in 2008 than in 2007.

Net cash used in operating activities in the first quarter of 2008 was $1,551,000 compared to net cash provided by operations in the first quarter of 2007 of $1,806,000. The decrease was due primarily to the pretax loss in the first quarter of 2008 compared to net income in the same period of 2007 plus the cash used in the increase in accounts receivable and inventory.

Net cash used in investing activities in the first quarter of 2008 was $648,000 compared to net cash used in investing activities in the first quarter of 2007 of $163,000. The increase was due primarily to an increase in investment in property, plant and equipment in 2008 compared to 2007 for facility improvements and equipment to support our new product offerings.

Net cash provided by financing activities in the first quarter of 2008 was $1,850,000 compared to net cash used in financing activity in the first quarter of 2007 of $1,947,000. The increase was due primarily to the increase in notes payable line of credit of $2,015,000 in the first quarter of 2008, compared to a decrease of $2,177,000 in the same period of 2007. In 2008, our restricted cash decreased $85,000, compared to an increase of $468,000 in 2007.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi, Georgia and Louisiana that have purchased products on unsecured open accounts from us. Accounts receivable, net of allowance, was approximately $5,205,000 and $5,069,000 at March 31, 2008 and December 31, 2007. Collections of accounts receivable have remained slow through the first quarter of 2008 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize subcontractors, because of the condition of the residential and commercial construction industry. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate (Libor + 3.5%), which is 6.34% at March 31, 2008. Annualized interest expense based on the outstanding balance of the line of credit would be approximately $200,000.  At March 31, 2008 the outstanding balance on the line of credit was approximately $3,150,000 and we were eligible to borrow approximately $5,981,000 resulting in excess availability of approximately $2,831,000. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants.  At March 31, 2008 the

Company had approximately $1,535,000 of income tax receivable, of which, $884,000 relates to the Company’s 2007 losses, and thus should be collected in 2008.

In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998 (the “Merger”). As a result of the consummation of the Merger with its wholly-owned subsidiary, we agreed to pay $733,000 in cash to our former preferred stockholders. At December 31, 2007, we had paid $724,000 of such cash amount. Amounts payable to such stockholders at December 31, 2007 results from the former preferred stockholders’ non-compliance with the conditions for payment. Also, we have paid the holders of debentures, which were issued in connection with the Merger, an aggregate of $940,000. Amounts payable to stockholders at March 31, 2008 on our consolidated balance sheet include $82,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such Merger.

We presently are focusing our efforts on expanding our product offerings marketed through our distribution facilities, enhancing customer service, increasing market share by expanding our outside sales staff to generate additional sales and improving working capital. We expect capital expenditures for the next 12 months to be approximately$125,000  and to be funded by our line of credit.

 As of March 31, 2008, we have capitalized $442,000 of costs related to the conversion to a new company-wide network computer infrastructure and new accounting software. We do not expect to capitalize any additional costs related to this conversion project. Rollout of this new system began in July 2006, and resulted in an increase in operating expense of $81,000 for the three months ended March 31, 2008 and approximately $308,000 for the year ended December 31, 2007.  Of these amounts, depreciation expense was approximately $29,000 for the three months ended March 31, 2008 and approximately $115,000 for the year ended December 31, 2007. Such operating expenses are expected to continue at approximately the same rate into the foreseeable future. Additionally, we entered into an agreement with a communications company to provide a wide area network and other various services for approximately $9,000 per month for a 36 month period beginning in April 2006.

We opened a distribution facility in New Orleans, Louisiana in February 2008. Due primarily to the decline in the construction industry, we permanently closed distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida in December 2007 resulting in accrued closure costs of $560,000 recorded in accrued expenses and other liabilities and selling, general and administrative expenses at December 31, 2007. An additional $31,000 in closure costs were incurred in the first quarter of 2008 and the remaining balance in accrued expenses and other liabilities at March 31, 2008 is $447,000.

We were required to comply with the requirements in Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) for the year ending December 31, 2007 and thereafter including 2008. Implementation of SOX during 2007 cost approximately $78,000 in direct consulting fees and an undetermined amount of internal resources. We expect to incur approximately $60,000 in 2008 for SOX compliance assuming no regulatory changes.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claims against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See “Part II, Item 1 Legal Proceedings”.

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

We are taking several steps to improve our operating results and financial condition. These steps include:

•

Investments in inventory and new sales personnel to position the Company to sell a broader range of products in both the residential and construction markets to generate more sales from our existing customers and to attract new customers;

•

Closure of three underperforming distribution facilities located in St. Augustine, Brooksville and Ocala, Florida in 2007 and we are in the process of closing our distribution facility in Panama City Beach, Florida;

•

Implementation of cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital;

•

Implementation of more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital;

•

Refinancing of existing mortgage indebtedness on Company real properties to take advantage of what we believe is significant equity available in excess of the amount of our existing mortgage debt;

•

Obtain financing from other sources, including the possibility of refinancing equipment, or the sale of equity, to generate additional funds for operations and to take advantage of lower interest rates.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

Our business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. Our future results could be materially and adversely impacted by changes in these or other factors. (See also “Part I, Item 1.A, Risk Factors” and “Risk Factors” in the Company’s 2007 Form 10-K/A filed with the Securities and Exchange Commission for a description of some, but not all, of our financial exposure.)

Market Risks

Residential and Commercial Construction Activity

Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the market that we serve or in the economy could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which have and may continue adversely affect our gross margins and operating results.

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Weather conditions such as heavy rain, will generally preclude customers from installing our products on job sites. Because much of our overhead and expense remains relatively fixed throughout the year, our profits and operating results also tend to be lower and less favorable during the first and fourth quarters. However, in view of the recent downward trend in general construction demand for our products, it is not possible to predict if historical construction trends and sales patterns will persist in the near term due to the inherent uncertainty of these factors.

Exposure to Interest Rates

A majority of our debt bears interest at rates that vary with changes in market indexes. At March 31, 2008, we had aggregate variable rate mortgage notes of $778,000 maturing at various dates from March 2009 to April 2015. The mortgages bear interest at variable rates related to changes in “prime”, or alternatively the “30-day LIBOR” rates of interest. In addition, our $9,000,000 line of credit from a commercial lender bears an interest rate of either the Libor rate or the prime rate, plus the applicable margin. At March 31, 2008, $3,150,000 was outstanding on the line of credit. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for the sale of our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $39,000 based on the outstanding balance as of March 31, 2008.

Item 4T.

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

b.

 Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 13 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, except as follows:

The Company’s business has substantial fixed costs, and as a result, its operating income is sensitive to changes in net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A  decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the three months ended March 31, 2008, sales and operating income decreased 43.5% and 491.9%, respectively, compared to the same period in 2007. The reduction in operating income is attributable to primarily the same selling, general and administrative expenses while sales and gross margin decrease. A continuing reduction in net sales will have an unfavorable effect on future operating income due to the negative operating leverage.

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

If we are unable to meet the financial covenants under our line of credit, the lender could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternate sources of financing.

We are party to a $9,000,000 asset-based borrowing agreement which contains a minimum fixed charge coverage ratio that is required if our excess borrowing availability, as defined in the agreement, is less than $900,000. This agreement matures in June 1, 2009. At March 31, 2008, our excess borrowing availability was approximately $2,831,000. Due to the Company’s operating results in the first quarter of 2008, excess borrowing availability decreased $2,015,000 from $4,846,000 at December 31, 2007. If the Company’s operating results do not improve, without raising additional financing, the Company’s borrowing availability under the line of credit will continue to decrease.

We can give no assurance that we will be able to achieve sufficient financial results necessary to satisfy the fixed charge coverage ratio covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than $900,000 and we were unable to comply with the financial covenant, we would be in default and our lender would have the right, but not the obligation, to terminate the loan commitment and accelerate the entire amount outstanding under the line of credit. The lender could also foreclose on our assets that secure our line of credit. In that event, we would be forced to seek alternative sources of financing which may not be available on terms acceptable to us, or at all.

Item 6.

Exhibits

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
3.5	Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2007, Exhibit 3.5).
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
10.6

Distribution Agreement between Degussa Wall Systems, Inc. and Just-Rite Supply, Inc. dated July 25, 2005, to be effective as of October 1, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.6)

10.7

Amendment No.7 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2005, Exhibit 10.15)

Amendment No.8 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K/A dated December 31, 2007, Exhibit 10.15)

10.8	2007 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2007).
21	Subsidiaries of the Company.
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a – 14(a).
*31.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Section 1350.

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

May 14, 2008