Form 10-K/A
period 2007-12-31
IMPERIAL INDUSTRIES INC
filed 2008-05-19
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                 Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller Reporting Company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The Imperial Industries, Inc. Annual Report on Form 10-K and Amendment No. 1 for the fiscal year ended December 31, 2007 were filed with the U. S. Securities and Exchange Commission on March 31, 2008 and April 1, 2008, respectively (collectively, the “Original Filing”).  The only purpose of this Amendment No. 2 to Form 10-K/A is to correct language omitted from the certifications required under Rule 13a-14 of the principal executive officer and chief financial officer contained in Exhibit 31.1 and 31.2 of the Original Filing (the “Certifications”).

No other items of the Original Filing are being amended hereby.

The Certifications filed as exhibits to the Original Filing have been re-executed and are hereby re-filed with this Amendment No. 2.

This Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on Form 10-K.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

(3) Exhibits

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
10.15

Amendment No. 7 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K for the year ended December 31, 2005, Exhibit 10.15).

10.16	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2006.)
10.15

Amendment No. 8 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K for the year ended December 31, 2007, Exhibit 10.17)

14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)
21	Subsidiaries of the Company. (Incorporated by reference to Form 10-K for the year ended December 31, 2007, Exhibit 21)
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

May 19, 2007	By:	/s/ HOWARD L. EHLER, Jr
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	May 19, 2007
S. Daniel Ponce

/s/ LISA M. BROCK	Director	May 19, 2007
Lisa M. Brock

/s/ NADINE GRAMLING	Director	May 19, 2007
Nadine Gramling

/s/ MILTON J. WALLACE	Director	May 19, 2007
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	May 19, 2007
Morton L. Weinberger

/s/ HOWARD L. EHLER, Jr.	Director, Chief Operating Officer, Principal Executive Officer, and Secretary	May 19, 2007
Howard L. Ehler, Jr.

/s/ STEVEN M. HEALY, CPA	Chief Financial Officer	May 19, 2007
Steven M. Healy, CPA