Form 10-Q
period 2008-06-30
IMPERIAL INDUSTRIES INC
filed 2008-08-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 13, 2008: 2,517,335.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Consolidated Balance Sheets

June 30, 2008 (Unaudited) and December 31, 2007

3

Consolidated Statements of Operations (Unaudited)

Six Months and Three Months Ended June 30, 2008 and 2007

4

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2008 and 2007

5

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

24

Item 4.     Controls and Procedures

25

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

26

Item 1A.  Risk Factors

26

Item 4.     Submission of Matters to a Vote of Security Holders

27

Item 6.     Exhibits

27

SIGNATURES

28

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$813,000	$1,007,000
Restricted cash	249,000	157,000
Trade accounts receivable, net	6,134,000	5,069,000
Inventories	5,017,000	4,583,000
Deferred income taxes	—	1,023,000
Income tax receivable	884,000	884,000
Other current assets	552,000	537,000
Total current assets	13,649,000	13,260,000

Property, plant and equipment, at cost, net	6,518,000	6,376,000
Income tax receivable	1,079,000	—
Other assets	530,000	564,000
Total assets	$21,776,000	$20,200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,440,000	$1,578,000
Accrued expenses and other liabilities	1,194,000	1,416,000
Payable to former preferred stockholders	82,000	82,000
Deferred gain	—	127,000
Notes payable – line of credit	4,588,000	—
Current portion of long-term debt	1,360,000	965,000
Total current liabilities	10,664,000	4,168,000

Long-term debt, less current maturities	1,615,000	2,343,000
Notes payable – line of credit	—	1,135,000
Deferred income taxes	—	329,000
Deferred compensation	298,000	284,000
Total liabilities	12,577,000	8,259,000

Commitments and contingencies

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,740,000	14,696,000
Accumulated deficit	(5,566,000)	(2,780,000)
Total stockholders’ equity	9,199,000	11,941,000
Total liabilities and stockholders’ equity	$21,776,000	$20,200,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$20,975,000	$30,107,000	$11,629,000	$13,576,000

Cost of Sales	15,144,000	21,307,000	8,287,000	9,677,000

Gross profit	5,831,000	8,800,000	3,342,000	3,899,000

Selling, general and administrative expenses	8,885,000	8,501,000	4,546,000	4,072,000

Operating (loss) income	(3,054,000)	299,000	(1,204,000)	(173,000)

Other income (expense):
Interest expense	(203,000)	(224,000)	(119,000)	(116,000)
Gain on litigation settlement	—	183,000	—	—
Miscellaneous income	86,000	93,000	63,000	47,000
	(117,000)	52,000	(56,000)	(69,000)

(Loss) income before income taxes	(3,171,000)	351,000	(1,260,000)	(242,000)

Income tax benefit (expense)	385,000	(122,000)	427,000	90,000

Net (loss) income	$(2,786,000)	$229,000	$(833,000)	$(152,000)

Net (loss) income per common share - basic	$(1.11)	$.09	$(.33)	$(.06)

Net (loss) income per common share - diluted	$(1.11)	$.09	$(.33)	$(.06)

Weighted average shares outstanding - basic	2,514,720	2,509,748	2,515,430	2,512,958

Weighted average shares outstanding - diluted	2,514,720	2,535,620	2,515,430	2,512,958

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,786,000)	$229,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation	620,000	560,000
Amortization	12,000	30,000
Provision for doubtful accounts	496,000	305,000
Provision for deferred income taxes	694,000	239,000
Tax benefit from exercise of stock options	—	15,000
Loss (gain) on disposal of fixed assets	3,000	(2,000)
Share-based compensation	44,000	—
Deferred compensation	14,000	50,000
Gain on sale of assets	(127,000)	(288,000)
Changes in operating assets and liabilities
Trade accounts receivable	(1,561,000)	1,491,000
Inventories	(434,000)	552,000
Other current assets	(15,000)	(192,000)
Other assets	22,000	(53,000)
Accounts payable	1,862,000	(62,000)
Accrued expenses and other liabilities	(222,000)	(549,000)
Income taxes receivable	(1,079,000)	—
Net cash (used in) provided by operations	(2,457,000)	2,325,000

Cash flows used in investing activities:
Purchases of property, plant and equipment	(765,000)	(237,000)
Proceeds received from sale of property and equipment	—	2,000
Net cash used in investing activities	(765,000)	(235,000)

Cash flows provided by (used in) financing activities:
Proceeds from notes payable line of credit	23,919,000	31,550,000
Repayments of notes payable line of credit	(20,466,000)	(33,756,000)
Proceeds from exercise of stock options	—	7,000
Repayment of long-term debt	(333,000)	(473,000)
(Decrease) increase in restricted cash	(92,000)	605,000
Net cash provided by (used in) financing activities	3,028,000	(2,067,000)

Net (decrease) increase in cash and cash equivalents	(194,000)	23,000
Cash and cash equivalents, beginning of period	1,007,000	850,000
Cash and cash equivalents, end of period	$813,000	$873,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$203,000	$224,000

Cash paid during the six months for income taxes	$—	$—

Non-cash transactions:

Equipment financed	$164,000	$—

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2008, for the year ending December 31, 2008 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as, the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through independent distributors and Company-owned distribution facilities.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 24 months. As a result, the Company has incurred losses for the six months and three months ended June 30, 2008 and the year ended December 31, 2007.  Our independent registered public accounting firm issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we believe will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We have positioned the Company to sell a broader range of products in both the residential and commercial construction markets with the objective of generating more sales from existing customers and to attract new customers. As a result, we have invested in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results. In the event these actions to increase the sale of new products at our facilities are not successful, or economic conditions continue to deteriorate, certain facilities could be closed to decrease costs and reduce inventories to lower borrowings under our line of credit, which would improve working capital.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We are seeking additional financing through refinancing our existing mortgages on our real properties, or through obtaining new mortgage financing from other lenders on our real properties to take advantage of what we believe is significant equity in these properties. In addition, we are seeking financing from other sources, including the possibility of refinancing our equipment, or the infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates.

There is no assurance that we will be able to successfully complete any or all of the above actions.

(4)

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

(5)

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of January 1, 2008 and June 30, 2008, the Company has no financial assets or liabilities that are measured at fair value.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51. SFAS No. 141 (revised 2007) will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 141 (revised 2007) and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS No. 141 (revised 2007) and SFAS No. 160 will have on its consolidated financial statements.

(6)

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the event Just-Rite failed to purchase a minimum of $12,000,000, it would have been required to refund to BASF $1,100,000 of the purchase price under the BASF Sales Agreement plus $1,200,000. Once Just-Rite purchased a minimum of $12,000,000, $1,100,000 of the purchase price would become non-refundable and the remaining $1,200,000 would be reduced ratably down to zero until $16,000,000 of purchases are achieved. As a result, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the $12,000,000 minimum threshold. In the first quarter of 2008, we surpassed the $16,000,000 purchase requirement.  We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $127,000 in the first quarter of 2008, zero in the first quarter of 2007 and $288,000 in the second quarter of 2007.  At June 30, 2008 and December 31, 2007 there is no accrued liability remaining related to the closure of the manufacturing facility.

(b)

Distribution Facilities

Due to the slowdown in the residential and commercial construction industry and related decline in demand for our product, we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida in December 2007 and one distribution facility in Panama City Beach, Florida in May 2008. As a result of these closures, we recorded closure costs of $92,000 and $560,000 in selling, general and administrative expenses and in accrued expenses and other liabilities at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the balance remaining in accrued expenses and other liabilities was $466,000.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Costs incurred and remaining accrual related to closing distribution facilities are as follows:

	Costs Accrued for the Year Ended December 31, 2007	Add Costs Incurred during the Year Ended June 30, 2008	Less Cash Payments during the Quarter Ended June 30, 2008	Remaining Accrual as of June 30, 2008
Lease costs *	$552,000	$66,000	$(165,000)	$453,000
Surplus equipment	7,000	3,000	(7,000)	3,000
Miscellaneous	1,000	23,000	(14,000)	10,000
	$560,000	$92,000	$(186,000)	$466,000

———————

*

Lease costs are expected to be incurred over the years 2008 through 2012 and are reduced by estimated sublease rental of $260,000 over the years 2008 through 2012. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

(7)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	June 30, 2008	December 31, 2007

Accounts receivable, gross *	$7,659,000	$6,363,000
Allowance for doubtful accounts	(1,525,000)	(1,294,000)
	$6,134,000	$5,069,000

———————

*

Accounts receivable includes notes receivable due from customers of approximately $711,000 with due dates ranging from August 2008 to September 2010 and interest rates ranging from 7% to 18%.

(8)

Inventories and Rebates

Inventories are stated at the lower of cost or market (net realizable value), on a first-in, first-out (“FIFO”) or average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost is immaterial. Finished goods include the cost of raw materials, freight-in, direct labor and plant overhead.

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

Substantially all vendor rebate receivables are collected within three months following the fiscal year-end. Management believes Just-Rite will continue to receive rebates from the buying group and certain vendors in 2008 and thereafter. However, receipt of historical levels of rebates will be primarily dependent on maintaining existing purchasing levels. There can be no assurance that the buying group or certain vendors will continue to provide comparable vendor rebates in the future on products purchased by Just-Rite. We recorded vendor rebates in cost of goods sold of $217,000 and $353,000 in the first six months of 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, we recorded rebates in a contra inventory account of $6,000. Also, at June 30, 2008 and December 31, 2007, we recorded amounts due from vendors in other current assets of $109,000 and $261,000, respectively. The increase in finished goods inventory is due primarily to expanding our product offering.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, net, consisted of the following at:

	June 30, 2008	December 31, 2007
Raw Materials	$361,000	$372,000
Finished Goods	4,405,000	3,842,000
Packaging materials	251,000	369,000
	$5,017,000	$4,583,000

(9)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	June 30, 2008	December 31, 2007	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	2,166,000	1,925,000	10-40
Machinery and equipment	4,863,000	4,505,000	3-20
Vehicles	3,375,000	3,277,000	2-8
Furniture, fixtures, and data processing equipment	864,000	823,000	3-12
	11,827,000	11,089,000
Less accumulated depreciation	(5,309,000)	(4,713,000)
	$6,518,000	$6,376,000

(10)

Notes Payable

At June 30, 2008 and December 31, 2007, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate at our option of prime or Libor plus the applicable margin (currently Libor + 3.5%), which is 5.968% at June 30, 2008. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. If availability on the line of credit falls below $900,000, the Company must also comply with certain restrictive financial loan covenants or be in default.  In March 2008, the maturity date of the line of credit was extended to June 1, 2009 and is subject to annual renewal thereafter. As part of this extension, the line of credit was amended to include an unused line fee of 0.5% per annum and the interest rate was increased to Libor plus 3.5%. As a result of this extension, the line of credit balance is classified as a long-term liability at December 31, 2007 and is classified as a short-term liability at June 30, 2008.

At June 30, 2008 the outstanding balance on the line of credit was $4,588,000. We were eligible to borrow $6,886,000 resulting in excess availability of $2,298,000.

(11)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at June 30, 2008 and 2007 of $48,000 and $46,000, respectively, is included in the balance sheet in accrued expenses and other liabilities.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Product warranty accrual activity was as follows during the six months ended:

	June 30,
	2008	2007
Beginning balance	$44,000	$42,000
Warranty provision	14,000	12,000
Warranty payments	(10,000)	(8,000)
Ending balance	$48,000	$46,000

(12)

Long-Term Debt

Long-term debt at June 30, 2008 consists of six mortgage loans which are collateralized by our real properties. The aggregate outstanding balances on such mortgage loans are $1,185,000, less current installments aggregating $541,000. These mortgage loans bear interest at variable and fixed rates ranging from 6.0% to 6.99% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of $1,790,000, less current installments of $819,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from 5.2% to 10.55%.

(13)

Share-Based Compensation

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provided for options to be granted with exercise prices at generally no less than fair market value of the common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the date of grant subject to vesting requirements that may be imposed in individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of June 30, 2008 and December 31, 2007, no shares were available for future grants under either the Employee Plan or Director Plan. There remains 100,000 shares of common stock reserved for issuance upon exercise of outstanding options under the 1999 Plans.

In 2006, we adopted our 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan includes the following types of equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan replaces the 1999 Plans for future awards, including awards to Directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares to be granted.

In November 2007, the Company awarded an aggregate of 71,000 restricted stock units to key employees, members of management and Directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The awards vest 25% on each anniversary of the grant date so long as the recipient remains with the Company. Shares of common stock are issued when the restricted stock units vest.  The awards also vest on a change in control of the Company provided certain conditions are met. The Company valued the restricted stock units in accordance with SFAS 123R based on the price of the Company’s common stock at the grant date, which was $3.66, resulting in a total fair value of approximately $260,000.

In May 2008, the Company awarded an aggregate of 3,333 shares of common stock to an employee. This award vested 100% on the grant date. The Company valued the award in accordance with SFAS 123R, which was

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

based on the price of the Company’s common stock at the grant date, which was $3.66, resulting in a total fair value of approximately $12,000 which was recorded as share-based compensation expense for the three months ended June 30, 2008. At June 30, 2008, there were 86,895 shares remaining available for awards under the 2006 Plan.

We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, our consolidated financial statements for prior periods were not restated to reflect the impact of SFAS 123R, if any. Share-based compensation expense related to the restricted stock units was $32,000 for the six months ended June 30, 2008, $16,000 for the three months ended June 30, 2008 and $0 for the same periods in 2007. Expense related to stock options was $0 for the six months and three months ended June 30, 2008 and 2007.

A summary of the stock option activity under our stock option plans as of June 30, 2008 are presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	100,000	$8.42	2.41	—
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Cancelled	—	—	—	—
Options Outstanding at June 30, 2008	100,000	$8.43	2.15	—
Options Exercisable at June 30, 2008	100,000	$8.43	2.15	—
Options Vested at June 30, 2008	100,000	$8.43	2.15	—

Cash received from options exercised under the 1999 plans for the six months ended June 30, 2007 was approximately $7,000. The actual tax benefit realized for the tax deductions for share-based compensation plans totaled approximately $15,000 for the six months ended June 30, 2007.  No options were exercised during the first or second quarter of 2008.

(14)

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

Below are reconciliations between basic and diluted (loss) earnings per common share for the six months and three months ended June 30, 2008 and 2007 (in thousands except per share amounts):

	Six Months Ended June 30,
	2008			2007
	Loss	Shares	Per Share	Income	Shares	Per Share
Net (loss) income per common share - basic	$(2,786)	2,515	$(1.11)	$229	2,510	$0.09

Effect of dilutive securities - options	—	—	—	—	26	—
Net (loss) income per common share – diluted	$(2,786)	2,515	$(1.11)	$229	2,536	$0.09

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended June 30,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Net loss per common share - basic	$(833)	2,515	$(0.33)	$(152)	2,513	$(0.06)

Effect of dilutive securities - options	—	—	—	—	—	—
Net loss per common share – diluted	$(833)	2,515	$(0.33)	$(152)	2,513	$(0.06)

All dilutive common stock equivalents are reflected in our (loss) earnings per share calculations. Anti-dilutive common stock equivalents are not included in our (loss) earnings per share calculations.  Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the six months and three months ended June 30, 2008 because their inclusion would have been anti-dilutive. There were 100,000 and 52,000 shares of anti-dilutive common stock equivalents at June 30, 2008 and 2007, respectively. These stock options had exercise prices ranging from $5.60 to $14.75 per share as of June 30, 2008 and $1.24 to $14.75 per share as of June 30, 2007.

(15)

Stockholders’ Equity

(a)

Preferred stock

At June 30, 2008 and December 31, 2007, we had authorized 2,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding.

(b)

Common stock

At June 30, 2008 and December 31, 2007, we had authorized 10,000,000 shares of common stock, $ .01 par value per share, of which 2,517,335 and 2,514,002, respectively, shares are issued and outstanding.

(16)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together in two instances with affiliates of DFH and in all instances with non-affiliated parties, are defendants in twelve lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for seven of these claims and are providing a defense in one other case, for which DFH expects its carriers will eventually accept coverage. With respect to four claims, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

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

Eleven of the more recent EIFS claims that have been filed against DFH, seven of which have subsequently been settled, are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based on the pending EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $102,000 which is recorded in accrued expenses and other liabilities at June 30, 2008.  Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

General

DFH, Just-Rite and Premix are engaged in other legal actions and claims arising in the ordinary course of its business, including five claims against Premix (one of which includes Imperial as a defendant) and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least ten (10) of its prior insurance carriers that have provided product liability coverage to the Company, including potential coverage for alleged injuries relating to asbestos exposure. The majority of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Further, although a few of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage under the subject insurance policies, we believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements. Further, the Company and Premix have substantial umbrella/excess coverage for these claims in addition to the underlying insurance described above.  We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position.  None of Premix’s or the Company’s currently manufactured products contain asbestos.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect.

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the six months ended June 30, 2008 and 2007, the aggregate contribution required by us to fund the plan was approximately $22,000 and $29,000 respectively, which have been fully funded.

(c)

Lease Commitments

At June 30, 2008, we have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2008 of approximately $1,098,000 for our current operating leases. The leases expire at various dates ranging from August 2008 to August 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. We do not expect to incur any material relocation expenses, if relocation was necessary.

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

Just-Rite agreed to purchase a minimum of $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the first quarter of 2008, we surpassed the $16,000,000 purchase requirement and are no longer required to purchase a minimum level of products from BASF.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(17)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders in our consolidated balance sheets at June 30, 2008 and December 31, 2007 are $82,000.

(18)

Business and Credit Concentrations

For the six months ended June 30, 2008 and 2007, two vendors in aggregate, accounted for 32% and 39% of total purchases and, no single vendor accounted for more than 19% and 22%, respectively, of the Company’s purchases.  Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively.  No single customer accounted for more than 10% of the Company’s net sales for the six months or three months ended June 30, 2008 or 2007, respectively.

(19)

Related Party Transactions

We paid legal fees of $68,000 and $39,000 for the six months and three months ended June 30, 2008, as compared to $93,000 and $50,000, respectively, for the same periods in 2007 to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $22,000 and $12,000 at June 30, 2008 and 2007, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board is entitled to receive deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2009. The outstanding balance of deferred compensation was $149,000 and $142,000 at June 30, 2008 and 2007, respectively.

We paid lease payments for the use of a distribution facility to the former owner of a business acquired by us in the amount of $23,000 in 2007.

(20)

Income Taxes

Due to the uncertainty of our realization of net deferred tax assets, the Company recorded a valuation allowance of $694,000 in the first quarter of 2008.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K/A as of and for the year ended December 31, 2007. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our”  refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2007 Form 10-K/A Report and herein for a more complete description of risk factors.)

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

Critical Accounting Policies

The discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such consolidated financial statements requires management to make estimates and assumptions. As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates on historical estimates and assumptions on historical results and known trends, as well as, forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe the following critical accounting policies have a higher degree of judgment and complexity.

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on the aging of accounts receivables, the Company’s collateral, if any, securing the amount due, the current state and actions of customers including payment history, purchase history and direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivables is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. This aggregation of past due invoices is a major component in determining the level of the allowance. We believe our receivables are collectible due to our extensive credit approval process and our periodic review of credit worthiness of our customers. Judgment is required in evaluating all these factors and in determining the appropriate amounts to record in the allowance for doubtful accounts. Additionally, such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, additional provisions may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

Inventory Valuation

We value inventories at the lower of cost or market using the average cost basis. The difference between FIFO and average cost for certain locations that changed from FIFO to average cost in 2007 is immaterial. We record provisions, as appropriate, to write down obsolete, excess and slow moving inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations or cash flow could be adversely affected.

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

Asset Impairment

Whenever events or changes in circumstance indicate that the carrying amount of our assets may not be fully recoverable, we do an initial analysis of long-lived assets whereby we estimate the undiscounted future cash flow of these assets. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes estimating of the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. As we generally do not file our income tax returns until after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. Although there can be no assurance that all recognized deferred tax assets will be fully recovered, we believe the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law.

General and Recent Developments

We are engaged in the manufacture and distribution of building materials to contractors, subcontractors,  building materials dealers and others located primarily in Florida, Mississippi, Georgia, Alabama and Louisiana and to a lesser extent, other states in the Southeastern United States. We have two manufacturing plants and nine distribution facilities through which we market our products.

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

General construction activity had been strong in the Southeastern United States during several years preceeding the second quarter of 2006. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for construction of new residential units, considered a strong indicator for future construction activity, declined sharply in Florida and Georgia during the year ended December 31, 2007. Furthermore, during the six months ended June 30, 2008, permits for construction of new residential units have declined sharply in all our markets. We expect construction activity to continue to be depressed throughout the remainder of 2008 and into 2009.

According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida decreased 42.3% in the six months ended June 30, 2008 as compared to the same period in 2007. Florida is our largest market representing 62.5% of our consolidated net sales. Also, building permits by metropolitan area for the construction of new residential units in our gulf coast trade area which includes Gulfport, Mobile and New Orleans decreased 29.9% in the six months ended June 30, 2008 as compared to the same period in 2007. Our gulf coast trade area represents 30.4% of our consolidated net sales.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 and June 30, 2008 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management believes will be sufficient to allow the Company to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months and Six Months Ended June 30, 2008 compared to 2007

Net sales decreased $9,132,000 and $1,947,000 for the six months and three months ended June 30, 2008, or 30.3% and 14.3%, respectively, compared to the same periods in 2007. The decrease in net sales was principally due to a reduction in demand for our products in the residential and commercial construction markets related to the decline in construction activity in the Southeast United States.

The new distribution facility located in New Orleans, Louisiana (opened February 2008) accounted for $360,000 and $288,000 in additional sales for the six months and three months ended June 30, 2008, respectively. Facilities located in St. Augustine, Brooksville and Ocala, Florida which were permanently closed in late 2007, had aggregate net sales of $1,435,000 and $732,000 for the six months and three months ended June 30, 2007, respectively.

Gross profit as a percentage of net sales was approximately 27.8% and 28.7% for the six months and three months June 30, 2008 compared to 29.2% and 28.7% for the same period of 2007. The decrease in gross margin was primarily due to a lower margin in the manufactured products sold and more intense competition for the sale of all products resulting from the overall condition of the industry. The reduction in the margin in the manufactured products is due primarily to fixed plant overhead being allocated over lower production volume, combined with pricing pressures caused by the overall condition of the industry. In the first six months of 2008, the sale of our manufactured products represented approximately 25.6% of net sales compared to approximately 26.3% for the same period in 2007. We expect the continued reduced levels of demand for our products and more intense competitive conditions from the decline in residential and commercial construction activity to continue to cause pressure on our gross profit margins through the remainder of 2008.

Selling, general and administrative expenses includes the amortization of a previously deferred gain from the sale of certain assets of $128,000 and zero for the six months and three months ended June 30, 2008, compared to $288,000 for both the six and three months ended June 30, 2007. Without the offset of this gain, selling, general and administrative expenses increased $224,000 for the six months ended June 30, 2008 and increased $186,000 for the three months ended June 30, 2008.

The increase in selling, general and administrative expenses for the six months ended June 30, 2008 was due primarily to an increase in delivery costs of $148,000, caused by increased fuel prices, an increase in facility closure costs of $92,000, an increase in bad debt expense of $190,000, an increase in repairs and maintenance of $48,000, an increase in depreciation expense of $60,000 and an increase in advertising of $57,000. These increases were partially offset by a decrease of $332,000 in payroll and related costs and a decrease of $112,000 in insurance expense.

The increase in selling, general and administrative expenses for the three months ended June 30, 2008 was due primarily to an increase in delivery costs of $114,000, caused by increased fuel prices, an increase in facility closure costs of $61,000, an increase in bad debt expense of $145,000, an increase in repairs and maintenance of $53,000, an increase in depreciation expense of $42,000 and an increase in advertising of $8,000. These increases in selling, general and administrative expenses were partially offset by a decrease of $59,000 in payroll and related costs, a decrease of $50,000 in insurance expense and a decrease in professional fees of $97,000.

Selling, general and administrative expenses as a percentage of net sales for the six months and three months ended June 30, 2008 were 42.4% and 39.1% compared to 28.2% and 30.0% for the same periods in 2007. The increases in both the six months and three months ended June 30, 2008 was due primarily to fixed costs being spread over lower sales volume. A significant portion of our selling, general and administrative expenses are fixed costs which do not fluctuate directly with changes in net sales.

Operating loss increased $3,353,000 and $1,031,000 for the six months and three months ended June 30, 2008 compared to the same periods in 2007. The decrease is due primarily to a large portion of our selling, general and administrative expenses being fixed in nature and are spread over lower sales volume as discussed above. As a result, operating income is affected significantly by fluctuations in net sales.

Interest expense decreased $21,000 for the six months ended June 30, 2008 and increased $3,000 for the three months ended June 30, 2008. The decrease is due primarily to lower average interest rates and lower average debt outstanding during the first quarter of 2008 compared to the same period in 2007. The increase in the three months ended June 30, 2008 is due primarily to the average line of credit debt outstanding increasing and the average line of credit interest rate increasing due to the extension entered into in March 2008.

Other income, net of expenses, decreased $169,000 for the six months ended June 30, 2008 and increased $13,000 for the three months ended June 30, 2008. The decrease is due primarily to the recognition of $183,000 of other income from the settlement of product liability litigation against DFH in the first quarter in 2007 compared to zero in the same period in 2008.

For the six months ended June 30, 2008, we recognized an income tax benefit of $385,000 compared to income tax expense of $122,000 in the same period of 2007. This change is due primarily to a pretax loss of $3,171,000 for the six months ended June 30, 2008 compared to pretax income of $351,000 in the same period of 2007. The effective tax rate was 12% for the six months ended June 30, 2008 compared to an effective tax rate of 35% for the comparable prior period in 2007. This decrease is due primarily to the Company recording a valuation allowance in the first quarter of 2008 of $694,000 related to the uncertainty of the future realization of our deferred tax assets. Without this valuation allowance, our effective tax rate would be 34%.

For the three months ended June 30, 2008, we recognized an income tax benefit of $427,000 compared to an income tax benefit of $90,000 in the same period of 2007. This change is due primarily to a net loss before taxes of $1,260,000 for the three months ended June 30, 2008 compared to net loss before taxes of $242,000 in the same period of 2007. No additional valuation allowance was recorded for the three months ended June 30, 2008 as there is no remaining deferred tax asset.  The Company has the ability to carryback the loss of up to approximately $3.3 million for the year ended December 31, 2008 and receive an income tax refund of approximately $1.3 million, if such loss is incurred.

As a result of the above factors, we had a net loss of $2,786,000 and $833,000 for the six months and three months ended June 30, 2008, or $1.11 and $0.33 per diluted share, respectively.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $2,985,000 compared to working capital of $9,092,000 at December 31, 2007. The decrease in working capital was due primarily to the reclassification of the line of credit to a current liability, the full valuation allowance against the deferred tax asset and the increase in accounts payable partially offset by the increase in accounts receivable and income tax receivable.

At June 30, 2008, we had cash and cash equivalents and restricted cash of $1,062,000 compared to cash and cash equivalents and restricted cash of $1,164,000 at December 31, 2007.

Net cash used in operating activities for the six months ended June 30, 2008 was $2,457,000 compared to net cash provided by operations of $2,325,000 for the same period of 2007. The decrease in cash from operations was due primarily to the pretax loss in the six months ended June 30, 2008 compared to net income in the same period of 2007. In addition, cash from operations decrease due to the increase in accounts receivable, inventory and income tax receivable offset by the cash provided by the increase in accounts payable.

Net cash used in investing activities in the six months ended June 30, 2008 was $765,000 compared to net cash used in investing activities of $235,000 for the same period of 2007. The increase was due primarily to an increase in investment in property, plant and equipment in 2008 compared to 2007 for facility improvements and equipment to support our new product offerings.

Net cash provided by financing activities in the six months ended June 30, 2008 was $3,028,000 compared to net cash used in financing activities of $2,067,000 for the same period of 2007. The increase was due primarily to the increase in notes payable line of credit of $3,453,000 in the first six months of 2008, compared to a decrease of $2,206,000 in the same period of 2007. In the six months ended June 30, 2008, restricted cash increased $92,000 compared to a decrease of $605,000 in same period in 2007.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi, Georgia and Louisiana that have purchased products on unsecured open accounts. Accounts receivable, net of allowance, was approximately $6,134,000 and $5,069,000 at June 30, 2008 and December 31, 2007. Collections of accounts receivable have remained slow through the first six months of 2008 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize contractors and subcontractors, because of the condition of the residential and commercial construction industry. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate at our option of prime or Libor plus the applicable margin (currently Libor + 3.5%), which is 5.968% at June 30, 2008. Annualized interest expense based on the outstanding balance of the line of credit would be approximately $274,000.  At June 30, 2008 the outstanding balance on the line of credit was approximately $4,588,000 and we were eligible to borrow $6,886,000 resulting in excess availability of approximately $2,298,000. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants or be in default.  At June 30, 2008 the Company had $1,963,000 of income tax receivable, of which, $884,000, relates to the Company’s 2007 losses, and $858,000 was collected in July 2008.

We presently are focusing our efforts on expanding our product offerings marketed through our distribution facilities, enhancing customer service, increasing market share by expanding our outside sales staff to generate additional sales from the commercial and residential markets and improving working capital. We expect capital expenditures for the next 12 months to be approximately $115,000 and to be funded by our line of credit.

We opened a distribution facility in New Orleans, Louisiana in February 2008. Due primarily to the decline in the construction industry, we permanently closed distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida in December 2007 resulting in accrued closure costs of $560,000 recorded in accrued expenses and other liabilities and selling, general and administrative expenses at December 31, 2007. In the second quarter of 2008, we permanently closed a distribution facility in Panama City Beach, Florida resulting in additional closure costs of $61,000. At June 30, 2008, the balance of accrued closure costs in accrued expenses and other liabilities is $466,000. We continue to evaluate performance at our various facilities and may close additional facilities in certain markets if we foresee no intermediate term improvement.

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

In connection with the BASF Sales Agreement, we ceased manufacturing operations at our Kennesaw, Georgia facility in the fourth quarter of 2005. Ceasing manufacture of DFH products for which we were not able to obtain insurance for EIFS exposure reduces our litigation risk for that product line in the future. In addition, as part of the BASF Sales Agreement, Just-Rite entered into a Distribution Agreement with BASF, in which BASF has agreed to indemnify Just-Rite against any product liability claims for products manufactured by BASF and sold by Just-Rite.

We are taking several steps to improve our operating results and financial condition. These steps include:

•

Investments in inventory and new sales personnel to enable the Company to sell a broader range of products in both the residential and commercial construction markets thereby generating more sales from our existing customers and to attract new customers;

•

Closure of three underperforming distribution facilities in the fourth quarter of 2007 located in St. Augustine, Brooksville and Ocala, Florida and one underperforming distribution facility in the second quarter of 2008 located in Panama City Beach, Florida;

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

Based upon the steps outlined above being successful, we believe our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs during the next 12 months.

There can be no assurance that any such financing will be available or that we could obtain any such financing on terms suitable to us.

Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to successfully achieve profitable operations, maintain favorable terms with our suppliers, obtain additional financing and resolve litigation on terms favorable to us.

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

Market Risks

Residential and Commercial Construction Activity

Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the markets that we serve or in the economy could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity has resulted in increasingly intense price competition among building materials suppliers, which have and may continue to adversely affect our gross margins and operating results.

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the residential and commercial construction markets decrease. Weather conditions such as heavy rain, will generally preclude customers from installing our products on job sites. Because much of our overhead and expense remains relatively fixed throughout the year, our profits and operating results also tend to be lower and less favorable during the first and fourth quarters of the year. However, in view of the recent downward trend in general construction demand for our products, it is not possible to predict if historical construction trends and sales patterns will persist in the near term due to the inherent uncertainty of these factors.

Exposure to Interest Rates

A majority of our debt has variable interest rates. At June 30, 2008, we had aggregate variable rate mortgage notes of $759,000 maturing at various dates from March 2009 to April 2015. At June 30, 2008, we had $4,588,000 outstanding on the line of credit. The mortgage notes bear interest at variable rates related to changes in the prime rate or Libor rate. In addition, our $9,000,000 line of credit from a commercial lender bears interest at a variable rate at our option of prime or Libor plus the applicable margin.  A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $54,000 based on the outstanding balances of our variable rate debt as of June 30, 2008.

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

b.

 Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 16 (a), set forth in Part I Financial Information.

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

Our business has substantial fixed costs, and as a result, its operating income is sensitive to changes in net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the six months ended June 30, 2008, sales and operating income decreased significantly compared to the same period in 2007. The reduction in operating income is attributable to primarily the same selling, general and administrative expenses while sales and gross margin decrease. A continuing reduction in net sales would have an unfavorable effect on future operating income due to the negative operating leverage.

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

Any curtailment of operations, reduction or delay in planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially acceptable terms or at all.

If we are unable to meet the financial covenants under our line of credit, the lender could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternate sources of financing.

We are party to a $9,000,000 asset-based borrowing agreement which contains a minimum fixed charge coverage ratio that is required if our excess borrowing availability, as defined in the agreement, is less than $900,000. This agreement matures in June 1, 2009. At June 30, 2008, our excess borrowing availability was approximately $2,298,000. Due to the Company’s operating results in the six months ended June 30, 2008, excess borrowing availability decreased $2,548,000 from $4,846,000 at December 31, 2007. If the Company’s operating results do not improve, without raising additional financing, the Company’s borrowing availability under the line of credit will continue to decrease.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Shareholders on June 9, 2008 (the “Annual Meeting”).

At the Annual Meeting, the Company’s shareholders voted on the election of Class I directors.

(a)

The Class I directors were elected at the Annual Meeting with the votes as indicted below:

	For	Withhold
Howard L. Ehler, Jr.	1,724,168	285,780
Nadine Gramling	1,818,087	191,861
Douglas P. Kintzinger	1,820,338	189,610

S. Daniel Ponce, Lisa M. Brock, Morton L. Weinberger and Milton J. Wallace each continue to serve as directors and were not up for election at the 2008 Annual Meeting.

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
10.6

Distribution Agreement between Degussa Wall Systems, Inc. and Just-Rite Supply, Inc. dated July 25, 2005, effective as of October 1, 2005. (Incorporated by reference to Form 8-K dated June 11, 2008, Exhibit 10.1)

10.7

Amendment No.8 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K/A dated December 31, 2007, Exhibit 10.15)

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

August 14, 2008