Form 10-Q
period 2008-09-30
IMPERIAL INDUSTRIES INC
filed 2008-11-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 12, 2008: 2,517,335.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

3

Consolidated Statements of Operations (Unaudited)
Nine Months and Three Months Ended September 30, 2008 and 2007

4

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2008 and 2007

5

Notes To Consolidated Financial Statements (Unaudited)

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 4.     Controls and Procedures

27

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

28

Item 1A.  Risk Factors

28

Item 6.     Exhibits

30

SIGNATURES

31

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$529,000	$1,007,000
Restricted cash	179,000	157,000
Trade accounts receivable, net	5,988,000	5,069,000
Inventories	5,674,000	4,583,000
Deferred income taxes	—	1,023,000
Income tax receivable	1,126,000	884,000
Other current assets	619,000	537,000
Total current assets	14,115,000	13,260,000

Property, plant and equipment, at cost, net	6,148,000	6,376,000
Other assets	483,000	564,000
Total assets	$20,746,000	$20,200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,452,000	$1,578,000
Accrued expenses and other liabilities	1,167,000	1,416,000
Payable to former preferred stockholders	82,000	82,000
Deferred gain	—	127,000
Notes payable – line of credit	4,651,000	—
Current portion of long-term debt	1,231,000	965,000
Total current liabilities	11,583,000	4,168,000

Long-term debt, less current maturities	1,472,000	2,343,000
Notes payable – line of credit	—	1,135,000
Deferred income taxes	—	329,000
Deferred compensation	282,000	284,000
Total liabilities	13,337,000	8,259,000

Commitments and contingencies

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,760,000	14,696,000
Accumulated deficit	(7,376,000)	(2,780,000)
Total stockholders’ equity	7,409,000	11,941,000
Total liabilities and stockholders’ equity	$20,746,000	$20,200,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$32,157,000	$43,941,000	$11,182,000	$13,834,000

Cost of Sales	23,930,000	31,315,000	8,786,000	10,008,000

Gross profit	8,227,000	12,626,000	2,396,000	3,826,000

Selling, general and administrative expenses	12,947,000	12,466,000	4,062,000	3,965,000

Operating (loss) income	(4,720,000)	160,000	(1,666,000)	(139,000)

Other income (expense):
Interest expense	(328,000)	(329,000)	(125,000)	(105,000)
Gain on litigation settlement	—	183,000	—	—
Miscellaneous income (expense)	67,000	129,000	(19,000)	36,000
	(261,000)	(17,000)	(144,000)	(69,000)

(Loss) income before income taxes	(4,981,000)	143,000	(1,810,000)	(208,000)

Income tax benefit	385,000	14,000	—	136,000

Net (loss) income	$(4,596,000)	$157,000	$(1,810,000)	$(72,000)

Net (loss) income per common share - basic	$(1.83)	$.06	$(.72)	$(.03)

Net (loss) income per common share - diluted	$(1.83)	$.06	$(.72)	$(.03)

Weighted average shares outstanding - basic	2,515,601	2,511,181	2,517,335	2,514,002

Weighted average shares outstanding - diluted	2,515,601	2,536,046	2,517,335	2,514,002

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(4,596,000)	$157,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation	945,000	851,000
Amortization	26,000	34,000
Provision for doubtful accounts	914,000	550,000
Provision for deferred income taxes	694,000	239,000
Loss (gain) on disposal of fixed assets	25,000	(2,000)
Gain on litigation settlement	—	(183,000)
Share-based compensation	64,000	—
Deferred compensation	(2,000)	73,000
Gain on sale of assets	(127,000)	(637,000)
Changes in operating assets and liabilities
Trade accounts receivable	(1,833,000)	1,000
Inventories	(1,091,000)	576,000
Other current assets	(82,000)	(287,000)
Other assets	55,000	(57,000)
Accounts payable	2,874,000	319,000
Accrued expenses and other liabilities	(249,000)	(240,000)
Income taxes receivable	(242,000)	—
Net cash (used in) provided by operations	(2,625,000)	1,394,000

Cash flows used in investing activities:
Purchases of property, plant and equipment	(633,000)	(281,000)
Proceeds received from sale of property and equipment	55,000	2,000
Net cash used in investing activities	(578,000)	(279,000)

Cash flows provided by (used in) financing activities:
Proceeds from notes payable line of credit	36,752,000	45,781,000
Repayments of notes payable line of credit	(33,236,000)	(47,019,000)
Proceeds from exercise of stock options	—	7,000
Repayment of long-term debt, net	(769,000)	(710,000)
(Decrease) increase in restricted cash	(22,000)	703,000
Net cash provided by (used in) financing activities	2,725,000	(1,238,000)

Net decrease in cash and cash equivalents	(478,000)	(123,000)
Cash and cash equivalents, beginning of period	1,007,000	850,000
Cash and cash equivalents, end of period	$529,000	$727,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:

Cash paid during the nine months for interest	$336,000	$329,000

Cash paid during the nine months for income taxes	$—	$—

Non-cash transactions:

Equipment financed	$164,000	$—

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

(3)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 27 months. As a result, the Company has incurred losses for the nine months and three months ended September 30, 2008 and the year ended December 31, 2007.  Our independent registered public accounting firm issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy that Company’s continuing obligations and realize its long term strategy, management has implemented various strategic initiatives  and is considering additional alternatives to improve its operating and financial results, which we believe will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We began selling a broader range of products in certain facilities with the objectives of generating more sales from existing customers and attracting new customers. As a result, we have invested in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results. We have been successful with these initiatives at some of the Company’s facilities.  However, economic conditions have continued to deteriorate and, as a result, management determined to close certain poorly performing facilities to decrease costs and reduce inventories to improve working capital.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

We are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and close underperforming facilities to conserve working capital.

•

We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We are seeking additional financing through the sale of real property, refinancing our existing mortgages on our real properties and through obtaining new mortgage financing from other lenders on our real properties to take advantage of what we believe is significant equity in these properties. In addition, we are seeking financing from other sources, including the possibility of refinancing our equipment, or the infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates.

There is no assurance that we will be able to successfully complete any or all of the above actions because of the extended deterioration in construction market conditions due to unprecedented adverse economic conditions impacting our general economy.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of January 1, 2008 and September 30, 2008, the Company has no financial assets or liabilities that are measured at fair value.

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

(6)

Sale of Certain Assets and Closure of Facilities

(a)

Manufacturing Facility

On July 25, 2005, DFH entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC) (“BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products by December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications and closed that facility shortly thereafter.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement.  We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $128,000 for the nine months ended September 30, 2008 and $637,000 and $349,000 for the nine and three months ended September 30, 2007, respectively.

(b)

Distribution Facilities

Due to the slowdown in the residential and commercial construction industry and related decline in demand for our product, we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida in December 2007 and two distribution facilities in Panama City Beach, Florida and Norcross, Georgia in May 2008 and September 2008, respectively. As a result of these closures, we recorded closure costs of $159,000 and $560,000 in selling, general and administrative expenses and in accrued expenses and other liabilities at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the balance remaining in accrued expenses and other liabilities was $435,000. Additionally, we are closing the Tampa, Florida facility in November 2008, and we expect to incur approximately $25,000 in additional closure costs during the fourth quarter of 2008.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Costs incurred and the remaining accrual related to closing distribution facilities are as follows:

	Costs Accrued for the Year Ended December 31, 2007	Add Costs Incurred During the Nine Months Ended September 30, 2008	Less Cash Payments During the Nine Months Ended September 30, 2008	Remaining Accrual as of September 30, 2008
Lease costs *	$552,000	$114,000	$(259,000)	$407,000
Surplus equipment	7,000	3,000	(7,000)	3,000
Miscellaneous	1,000	42,000	(18,000)	25,000
	$560,000	$159,000	$(284,000)	$435,000

———————

*

Lease costs are expected to be incurred over the years 2008 through 2012 and are reduced by estimated sublease rental of $232,000 over the years 2009 through 2012. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

(7)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	September 30, 2008	December 31, 2007

Accounts receivable, gross *	$7,587,000	$6,363,000
Allowance for doubtful accounts	(1,599,000)	(1,294,000)
	$5,988,000	$5,069,000

———————

*

Accounts receivable includes notes receivable due from customers of approximately $667,000 with due dates ranging from June 2008 to September 2010 and interest rates ranging from 7% to 18%.

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

We recorded vendor rebates in cost of sales of $298,000 and $81,000 for the nine and three months ended September 30, 2008, respectively, as compared to $495,000 and $142,000 in the same period in 2007. At September 30, 2008 and December 31, 2007, we recorded rebates in contra inventory accounts of $6,000 and amounts due from vendors in other current assets of $118,000 and $261,000, respectively.

Inventories are valued at the lower of cost or market and cost is determined using the average cost basis. We record a provision to write down obsolete and slow moving inventory to estimated net realizable value when cost exceeds estimated net realizable value. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. We also consider future sales and price levels at which certain high dollar inventory is expected to be sold in the normal course of business. This information is aggregated and the estimated provision is determined. Judgment is required in evaluating these factors and in determining the appropriate amounts to record in the provision. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

Finished goods include the cost of raw materials, freight in, direct labor and plant overhead. The increase in finished goods inventory is due primarily to the build-up of new product offerings to position the Company to sell a broader range of products in 2008 and into 2009 in both the residential and commercial construction markets with the objective of generating more sales from our existing customers and to attract new customers. The provision for slow moving inventory decreased due to a concerted effort to move slow moving inventory out of our warehouses which included selling at a discount and disposing of certain products.

Inventories, net, consisted of the following at:

	September 30, 2008	December 31, 2007
Raw materials	$436,000	$372,000
Finished goods	5,269,000	4,210,000
Packaging materials	233,000	369,000
Gross inventory	5,938,000	4,951,000
Provision for obsolete and slow moving inventory	(264,000)	(368,000)
	$5,674,000	$4,583,000

(9)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	September 30, 2008	December 31, 2007	Estimated useful life (years)
Land	$559,000	$559,000	—
Buildings and improvements	2,167,000	1,925,000	10-40
Machinery and equipment	4,820,000	4,505,000	3-20
Vehicles	3,264,000	3,277,000	2-8
Furniture, fixtures, and data processing equipment	871,000	823,000	3-12
	11,681,000	11,089,000
Less accumulated depreciation	(5,533,000)	(4,713,000)
	$6,148,000	$6,376,000

(10)

Notes Payable

At September 30, 2008 and December 31, 2007, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate, at our option, of prime or Libor plus the applicable margin (currently Libor + 3.5%), which is 6.32% at September 30, 2008. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. If availability on the line of credit falls below $900,000, the Company must also comply with certain restrictive financial loan covenants or be in default.  In March 2008, the maturity date of the line of credit was extended to June 1, 2009 and is subject to annual renewal thereafter. As part of this extension, the line of credit was amended to include an unused line fee of 0.5% per annum and the interest rate was increased to Libor plus 3.5%. As a result of this extension, the line of credit balance is classified as a long-term liability at December 31, 2007 and is classified as a short-term liability at September 30, 2008.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2008 the outstanding balance on the line of credit was $4,651,000. We were eligible to borrow $6,775,000 resulting in excess availability of $2,124,000, prior to the $900,000 threshold.

(11)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at September 30, 2008 and 2007 of $35,000 and $45,000, respectively, is included in the balance sheet in accrued expenses and other liabilities.

Product warranty accrual activity was as follows during the nine months ended:

	September 30,
	2008	2007
Beginning balance	$44,000	$42,000
Warranty provision	22,000	16,000
Warranty payments	(31,000)	(13,000)
Ending balance	$35,000	$45,000

(12)

Long-Term Debt

Long-term debt at September 30, 2008 consists of six mortgage loans which are collateralized by our real properties. The aggregate outstanding balances on such mortgage loans are $1,156,000, less current installments aggregating $396,000. These mortgage loans bear interest at variable and fixed rates ranging from 6.0% to 7.0% and include balloon payments maturing between March 2009 and April 2015.

Other long-term debt of $1,546,000, less current installments of $835,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from 5.2% to 10.55%.

(13)

Share-Based Compensation

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provided for options to be granted with exercise prices at generally no less than fair market value of the common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the date of grant subject to vesting requirements that may be imposed in individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of September 30, 2008 and December 31, 2007, no shares were available for future grants under either the Employee Plan or Director Plan.

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

The 2006 Plan provides for 150,000 new shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan replaced the 1999 Plans for future awards, including awards to directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares to be granted.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2007, the Company awarded an aggregate of 71,000 restricted stock units to key employees, members of management and directors. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The awards vest 25% on each anniversary of the grant date so long as the recipient remains with the Company. Shares of common stock are issued as and when the restricted stock units vest.  The awards also vest on a change in control of the Company provided certain conditions are met. The Company valued the restricted stock units in accordance with SFAS 123R based on the price of the Company’s common stock at the grant date, which was $3.66, resulting in a total fair value of approximately $260,000. Share-based compensation expense related to the restricted stock units was $52,000 and $16,000 for the nine and three months ended September 30, 2008 and $0 for the same periods in 2007.

In May 2008, the Company awarded an aggregate of 3,333 shares of common stock to an employee. This award vested 100% on the grant date. The Company valued the award in accordance with SFAS 123R, which was based on the price of the Company’s common stock at the grant date, which was $3.66, resulting in a total fair value of approximately $12,000 which was recorded as share-based compensation expense for the three months ended June 30, 2008. At September 30, 2008, there were 86,895 shares remaining available for awards under the 2006 Plan.

In October 2008, we re-priced certain stock options previously outstanding and we issued 64,000 new stock options. As a result, we expect to incur approximately $82,000 in compensation expense in the fourth quarter of 2008. These stock options have a five year term, vested 100% upon grant and have an exercise price of $0.79. The Company will value the awards in accordance with SFAS 123R, which was based on the price of the Company’s common stock at the grant date, which was $0.79 and will be recorded as share-based compensation expense for the three months ended December 31, 2008.

A summary of the stock option activity under our stock option plans as of September 30, 2008 are presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	100,000	$8.42	2.41	—
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Cancelled	—	—	—	—
Options Outstanding at September 30, 2008	100,000	$8.42	1.66	—
Options Exercisable at September 30, 2008	100,000	$8.42	1.66	—
Options Vested at September 30, 2008	100,000	$8.42	1.66	—

Cash received from options exercised under the 1999 plans for the nine months ended September 30, 2007 was approximately $7,000. The actual tax benefit realized for the tax deductions for share-based compensation plans totaled approximately $15,000 for the nine months ended September 30, 2007.  No options were exercised during the nine months ended September 30, 2008.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Below are reconciliations between basic and diluted (loss) earnings per common share for the nine months and three months ended September 30, 2008 and 2007 (in thousands except per share amounts):

	Nine Months Ended September 30,
	2008			2007
	Loss	Shares	Per Share	Income	Shares	Per Share
Net (loss) income per common share - basic	$(4,596)	2,517	$(1.83)	$157	2,511	$.06

Effect of dilutive securities - options	—	—	—	—	25	—
Net (loss) income per common share – diluted	$(4,596)	2,517	$(1.83)	$157	2,536	$.06

	Three Months Ended September 30,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Net loss per common share - basic	$(1,810)	2,517	$(.72)	$(72)	2,514	$(.03)

Effect of dilutive securities - options	—	—	—	—	—	—
Net loss per common share – diluted	$(1,810)	2,517	$(.72)	$(72)	2,514	$(.03)

All dilutive common stock equivalents are reflected in our (loss) earnings per share calculations. Anti-dilutive common stock equivalents are not included in our (loss) earnings per share calculations.  Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the nine months and three months ended September 30, 2008 because their inclusion would have been anti-dilutive. There were 171,000 and 52,000 shares of anti-dilutive common stock equivalents at September 30, 2008 and 2007, respectively. These stock options had exercise prices ranging from $1.24 to $14.75. In addition, there are 71,000 shares of unvested restricted stock units outstanding at September 30, 2008.

(15)

Stockholders’ Equity

(a)

Preferred stock

At September 30, 2008 and December 31, 2007, we had authorized 2,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding.

(b)

Common stock

At September 30, 2008 and December 31, 2007, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,517,335 and 2,514,002, respectively, shares are issued and outstanding.

(16)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings - EIFS Claims

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in seven lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for six of these claims. With respect to one claim, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Eleven of the more recent EIFS claims that have been filed against DFH, ten of which have subsequently been settled, are subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of these claims, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

Of the one remaining EIFS case described above, DFH’s applicable insurance carrier is expected to accept coverage and is expected to pay all defense and indemnity costs once the S.I.R. has been exhausted. In addition, there previously existed five EIFS cases, all of which have been settled, that DFH believes were covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier, however, denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these five EIFS cases. DFH has requested that the court declare as a matter of law that DFW’s prior insurer had a duty to defend and indemnify DFH in this EIFS case, as well as, reimburse DFH for all attorneys’ fees and costs it has incurred as a result of the insurer’s denial of coverage. DFH is vigorously pursuing this litigation against the insurer.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Based on the pending EIFS claim that is subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $77,000 which is recorded in accrued expenses and other liabilities at September 30, 2008.  Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

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

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions are made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the nine months ended September 30, 2008 and 2007, the aggregate contribution required by us to fund the plan was approximately $32,000 and $40,000 respectively, which have been fully funded.

(c)

Lease Commitments

At September 30, 2008, we have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2008 of approximately $1,100,000 for our current operating leases. The leases expire at various dates ranging from January 2009 to August 2013. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended. We do not expect to incur any material relocation expenses, if relocation was necessary.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(d)

Product Purchase Commitments

Just-Rite entered into a three-year Distribution Agreement with BASF in connection with the BASF Sales Agreement. Pursuant to the Distribution Agreement, BASF appointed Just-Rite as its exclusive distributor of certain acrylic stucco products previously manufactured by DFH and thereafter manufactured by BASF.  As part of the Distribution Agreement, BASF has agreed to indemnify Just-Rite for any product liability claims for such products thereafter manufactured by BASF.  The Distribution Agreement was renewed for an additional year commencing October 1, 2008.

Just-Rite agreed to purchase a minimum of $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. In the first quarter of 2008, we surpassed the $16,000,000 purchase requirement and are no longer required to purchase a minimum level of products from BASF.

(17)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders in our consolidated balance sheets at September 30, 2008 and December 31, 2007 are $82,000.

(18)

Business and Credit Concentrations

For the nine months ended September 30, 2008 and 2007, two vendors in aggregate, accounted for 29% and 39%, respectively, of total purchases and, no single vendor accounted for more than 17% and 24%, respectively, of the Company’s purchases.  Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively.  No single customer accounted for more than 10% of the Company’s net sales for the nine months or three months ended September 30, 2008 or 2007, respectively.

(19)

Related Party Transactions

We paid legal fees of $127,000 and $59,000 for the nine months and three months ended September 30, 2008, as compared to $193,000 and $70,000, respectively, for the same periods in 2007 to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $14,000 and $32,000 at September 30, 2008 and 2007, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board is entitled to receive deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2009. The outstanding balance of deferred compensation was $141,000 and $131,000 at September 30, 2008 and 2007, respectively.

We paid lease payments for the use of a distribution facility to the former owner of a business acquired by us in the amount of $23,000 in 2007.

(20)

Income Taxes

Due to the uncertainty of our realization of net deferred tax assets, the Company recorded a valuation allowance of $694,000 in the first quarter of 2008.

(21)

Subsequent Events

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase our Gulfport, Mississippi facility. The amount of the offer was approximately $2,800,000 of which, approximately $400,000 will be used to pay-off the existing mortgage on the properties resulting in net cash proceeds to the Company of approximately $2,400,000. We have accepted the MDOT’s offer. The closing and payment of the purchase price is expected in late 2008 or early 2009.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notwithstanding such sale, the Company will continue to operate a distribution facility in Gulfport, Mississippi and we have begun to search for a new site. The cost of relocation will be borne by the MDOT.

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sales-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, Premix entered into a five year lease. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period.

In addition, in November 2008, the Company received net cash proceeds of $243,000 from additional mortgage financing on its real property located in Tampa, Florida. In connection with the new mortgage financing, the maturity date of the existing mortgage debt with a principal balance of $149,000 at September 30, 2008, was extended from March 10, 2009 to November 7, 2011, to correspond to the maturity date of the new mortgage debt.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect accounts or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2007 Form 10-K/A Report and herein for a more complete description of risk factors.)

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on an analysis of the aging of accounts receivables, the Company’s collateral, if any, securing the amount due, the subsequent collections of the receivables, the current financial condition of the customers with aged receivables, including credit terms offered (most invoices are due within 30 days of receipt) payment history, purchase history and direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivables is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. At the end of each fiscal quarter, the Company identifies all customers with significant invoices more than 90 days past due. For each customer, the Company then evaluates each of the factors noted above to arrive at a specific reserve. The Company then considers historical bad debt rates to arrive at a reserve for receivables not over 90 days past due. The aggregate of the specific reserve for over 90 day past due receivables and the reserve for the receivables not yet over 90 days past due represents the Company’s allowance for doubtful accounts as of the end of the reporting period. Additionally, at the end of each reporting period, we analyze the historical trend of various ratios including charges to bad debt expense compared to net sales, bad debt write-offs to net sales and the balance of the allowance for doubtful accounts to net sales to determine whether the calculated allowance appears adequate. The primary assumption we use for determining our allowance for doubtful accounts is the historical rate of bad debt write offs as a percentage of sales.

As a result of our analysis of accounts receivable and our current business environment, we have increased our bad debt provision $418,000 and wrote-off accounts totaling $344,000 for the three months ended September 30, 2008. We believe our receivables, net of the allowance for doubtful accounts, are collectible.

Judgment is required in evaluating all of these factors and in determining the appropriate amounts to record in the allowance for doubtful accounts. Additionally, such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, or if the financial condition of customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional provisions may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

Inventory Valuation

Inventories are valued at the lower of cost or market using the average cost basis. We record a provision to reserve for obsolete and slow moving inventory so that our inventory is reported at estimated net realizable value. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. We also consider future sales and price levels at which certain high dollar inventory is expected to be sold in the normal course of business. This information is aggregated and the estimated provision is determined. Judgment is required in evaluating these factors and in determining the appropriate amounts to record in the provision because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

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

Asset Impairment

Whenever events or changes in circumstance indicate that the carrying amount of our assets may not be fully recoverable, we do an initial analysis of long-lived assets whereby we estimate the undiscounted future cash flow of these assets. If such analysis indicates that a possible impairment may exist, we are required to then estimate the fair value of the asset, principally determined either by third party appraisals, sales price negotiations or estimated discounted future cash flows, which includes estimating the timing of the future cash flows, discount rates and reflecting varying degrees of perceived risk.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. As we generally do not file our income tax returns until after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

General and Recent Developments

We are engaged in the manufacture and distribution of building materials to contractors, subcontractors, building materials dealers and others located primarily in the Southeastern United States. We have two manufacturing plants and eight (seven effective November 2008) distribution facilities through which we market our products. Our business is driven primarily by the level of residential and commercial construction activity in our trade markets, particularly in the states of Florida, Georgia (facility closed in September 2008), Mississippi, Alabama and Louisiana. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

We have experienced six consecutive quarters of operating losses and reductions in sales when compared to prior quarters for the same period. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida decreased 39.4% in the nine months ended September 30, 2008 as compared to the same period in 2007. Florida is our largest market, representing 57.5% of our consolidated net sales. Also, building permits by metropolitan area for the construction of new residential units in our gulf coast trade area which includes Gulfport, Mobile and New Orleans decreased 30.2% in the nine months ended September 30, 2008 as compared to the same period in 2007. Our gulf coast trade area represents 36.4% of our consolidated net sales for the nine months ended September 30, 2008.

We operate in the residential and commercial construction industry which is down sharply over the last two years. In addition, the current credit crisis in the United States is expected to further negatively impact the condition of our industry for an extended period of time. As a result, our current business environment is depressed and we expect construction activity to continue to be slow. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations

In an effort to cut costs and conserve liquidity, we permanently closed satellite facilities located in St. Augustine, Brooksville and Ocala, Florida in late 2007 and closed additional facilities in Panama City, Florida in May 2008, Norcross, Georgia in September 2008 and Tampa, Florida in November 2008.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 31, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2007 and September 30, 2008 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management believes will be sufficient to allow the Company to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months and Nine Months Ended September 30, 2008 compared to 2007

Net sales decreased $11,784,000 and $2,652,000 for the nine months and three months ended September 30, 2008, or 26.8% and 19.2%, respectively, compared to the same periods in 2007. The decrease in net sales was principally due to a reduction in demand for our products in the residential and commercial construction markets related to the decline in construction activity in the Southeast United States.

The new distribution facility located in New Orleans, Louisiana (opened February 2008) accounted for $822,000 and $462,000 in additional sales for the nine months and three months ended September 30, 2008, respectively. These increases were offset by decreases from facilities located in St. Augustine, Brooksville and Ocala, Florida which were permanently closed in late 2007, which had aggregate net sales of $1,976,000 and $541,000 for the nine months and three months ended September 30, 2007, respectively. Additionally, our facility located in Panama City was closed in May 2008 and had net sales of $517,000 during the three months ended September 30, 2007.

Gross margin as a percentage of net sales was approximately 25.6% and 21.4% for the nine months and three months September 30, 2008 compared to 28.7% and 27.7% for the same period of 2007. The decrease in gross margin was primarily due to a lower margin in manufactured products because of fixed plant overhead being allocated over lower production volume; pricing pressures from more intense competition for the sale of all products resulting from the overall condition of the industry; sale of inventory at a discount; a higher percentage of sales to commercial customers which generally are at lower margins than residential customers; sales of certain new product lines at margins that are generally lower than historical margins of existing products; and higher product costs. In the first nine months of 2008 and 2007, the sale of our manufactured products represented approximately 24.2% of our consolidated net sales. We expect the reduced levels of demand and intense competitive conditions from the decline in construction activity to continue to cause pressure on our gross margins through the remainder of 2008 and for the foreseeable future.

In the first quarter of 2008, we initiated a plan to broaden our product lines and hire additional sales people in an effort to increase sales to existing customers and to attract new customers. As a result, we have invested in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results.  We believe the new product lines have improved our sales and our ability to service existing customers and have attracted new customers at a number of our facilities even though consolidated sales for the quarter ended September 30, 2008 are down compared to the second quarter of 2008 and the third quarter of 2007. We believe consolidated sales are down due to the continued deterioration of the residential and commercial construction industry and that the overall reduction in sales would have been worse had we not adopted our plan to broaden the sale of our products.

We continuously assess the recoverability of our inventory and have established a provision for obsolete and slow moving inventory so that the net inventory reported is fully recoverable. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. We also consider future sales and price levels at which certain high dollar inventory is expected to be sold in the normal course of business. This information is aggregated and the estimated provision is determined. This provision calculation considers our current business environment because historical and projected sales activity are a major component of our calculation.

Selling, general and administrative expenses includes the amortization of a previously deferred gain from the sale of certain assets of $128,000 and zero for the nine months and three months ended September 30, 2008, compared to $637,000 and $349,000 for the nine and three months ended September 30, 2007. Without the offset of this gain, selling, general and administrative expenses decreased $319,000 and $376,000 for the nine and three months ended September 30, 2008.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was due primarily to a decrease in payroll and related costs of $534,000 from closing facilities and reducing headcount in existing locations; decrease of $182,000 in insurance expense resulting from the reduction in sales and number of operating facilities; decrease in royalties of $126,000 from selling less product for which we pay a royalty and a decrease in professional fees of $84,000;  These decreases were partially offset by an increase in bad debt expense of $364,000 because of the construction slow-down and credit conditions within the industry; increase in delivery and fuel charge of $232,000; and an increase of $160,000 in closure costs related to closing facilities.

The decrease in selling, general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007 was due primarily to a decrease in payroll and related costs of $247,000 from closing facilities and reducing headcount in existing locations; decrease of $70,000 in insurance expense resulting from the reduction in sales and number of operating facilities; decrease in royalties of $17,000 from selling less product for which we pay a royalty, and a decrease in professional fees of $41,000;  These decreases were partially offset by an increase in bad debt expense of $193,000, increase in delivery and fuel charge of $78,000 and an increase of $69,000 from closing facilities.

The new distribution facility located in New Orleans, Louisiana (opened February 2008) accounted for $548,000 and $224,000 in additional selling, general and administrative expenses for the nine months and three months ended September 30, 2008, respectively.

Selling, general and administrative expenses as a percentage of net sales for the nine months and three months ended September 30, 2008 were 40.3% and 36.3% compared to 28.4% and 28.7% for the same periods in 2007. The increases in both the nine months and three months ended September 30, 2008 were due primarily to fixed costs being spread over lower sales volume. A significant portion of our selling, general and administrative expenses are fixed costs which do not fluctuate directly with changes in net sales.

Operating losses increased $4,880,000 from earnings of $160,000 for the nine months ended September 30, 2008 and increased $1,527,000 for the three months ended September 30, 2008. The increased losses are due primarily to reductions in revenue, reductions in gross profit margins combined with an increase in selling, general and administrative expense as a percentage of sales due to a significant portion of our selling, general and administrative expenses being fixed in nature as discussed above.

Interest expense increased $1,000 and $20,000 for the nine and three months ended September 30, 2008. The increase was due primarily to increased levels of outstanding debt.

Miscellaneous income, net of expenses, decreased $245,000 and $55,000 for the nine and three months ended September 30, 2008 compared to the same period in 2007. The decrease is due primarily to the recognition of $183,000 of other income from the settlement of product liability litigation against DFH in the first quarter in 2007 compared to zero in the same period in 2008 and an increase in the losses from the sale of fixed assets.

For the nine and three months ended September 30, 2008, we recognized an income tax benefit of $385,000 and zero compared to an income tax benefit of $14,000 and $136,000 in the same periods of 2007. This change is due primarily to a pretax loss of $4,981,000 for the nine months ended September 30, 2008 compared to pretax income of $143,000 in the same period of 2007 and an income tax credit of $62,000 recorded in the third quarter of 2007. Due to the uncertainty of our realization of net deferred tax assets, the Company recorded a valuation allowance of $694,000 in the first quarter of 2008. This expense was offset by an income tax benefit of $1,079,000 related to an income tax receivable.

For the three months ended September 30, 2008, there was no income tax benefit compared to an income tax benefit of $136,000 in the same period of 2007. The Company has the ability to carry-back the loss of up to approximately $3.3 million for the year ended December 31, 2008 and receive an income tax refund of approximately $1.1 million, if such loss is incurred.

As a result of the above factors, we had a net loss of $4,596,000 and $1,810,000 for the nine months and three months ended September 30, 2008, or $1.83 and $0.72 per diluted share, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had working capital of $2,532,000 compared to working capital of $9,092,000 at December 31, 2007. The decrease in working capital was due primarily to the reclassification of the line of credit to a current liability, the full valuation allowance against the deferred tax asset and the increase in accounts payable partially offset by the increase in accounts receivable, inventory and income tax receivable.

At September 30, 2008, we had cash and cash equivalents and restricted cash of $708,000 compared to cash and cash equivalents and restricted cash of $1,164,000 at December 31, 2007.

Net cash used in operating activities for the nine months ended September 30, 2008 was $2,625,000 compared to net cash provided by operations of $1,394,000 for the same period of 2007. The decrease in cash from operations was due primarily to the loss in the nine months ended September 30, 2008 of $4,596,000 compared to net income of $157,000 in the same period of 2007. In addition, cash from operations decreased due to the increase in accounts receivable, inventory and income tax receivable offset by the cash provided by the increase in accounts payable.

Net cash used in investing activities in the nine months ended September 30, 2008 was $578,000 compared to net cash used in investing activities of $279,000 for the same period of 2007. The increase was due primarily to an increase in investment in property, plant and equipment in 2008 compared to 2007 for facility improvements and equipment to support our new product offerings in the beginning of the year.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $2,725,000 compared to net cash used in financing activities of $1,238,000 for the same period of 2007. The increase was due primarily to the increase in notes payable line of credit of $3,516,000 in the first nine months of 2008, compared to a decrease of $1,238,000 in the same period of 2007. In the nine months ended September 30, 2008, restricted cash increased $22,000 compared to a decrease of $703,000 in same period in 2007.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama, Mississippi, Georgia (facility closed September 2008) and Louisiana that have purchased products on unsecured open accounts. Accounts receivable, net of allowance, was $5,988,000 and $5,069,000 at September 30, 2008 and December 31, 2007. Collections of accounts receivable have remained slow through the first nine months of 2008 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize contractors and subcontractors, because of the severe slow-down and credit conditions prevalent in the residential and commercial construction industry. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate at our option of prime or Libor plus the applicable margin (currently Libor + 3.5%), which is 6.32% at September 30, 2008. Annualized interest expense based on the outstanding balance of the line of credit would be approximately $294,000.  At September 30, 2008, the outstanding balance on the line of credit was approximately $4,651,000 and we were eligible to borrow $6,775,000 resulting in excess availability of approximately $2,124,000, prior to the $900,000 threshold. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants or be in default. Excess availability at November 11, 2008 was $2,922,000, prior to the $900,000 threshold. At September 30, 2008, the Company had $1,126,000 of income tax receivable.

 In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase our Gulfport, Mississippi facility. The amount of the offer was approximately $2,800,000 of which, approximately $400,000 will be used to pay-off the existing mortgage on the properties resulting in available cash to the Company of approximately $2,400,000. We have accepted the MDOT’s offer. The closing and payment of the purchase price is expected in late 2008 or early 2009. Notwithstanding such sale, the Company will continue to operate a distribution facility in Gulfport, Mississippi and we have begun to search for a new site.

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sales-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, Premix entered into a five year lease. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period.

In addition, in November 2008, the Company received net cash proceeds of $243,000 from additional mortgage financing on its real property located in Tampa, Florida. In connection with the new mortgage financing, the maturity date of the existing mortgage debt with a principal balance of $149,000 at September 30, 2008, was extended from March 10, 2009 to November 7, 2011, to correspond to the maturity date of the new mortgage debt.

We presently are focusing our efforts on increasing sales of our expanded product offerings marketed through our distribution facilities, enhancing customer service, increasing market share by expanding our outside sales staff at several of our facilities to generate additional sales from the commercial and residential markets and improving working capital. We expect reduced capital expenditures for the next 12 months to approximate $60,000 and to be funded by our line of credit.

The new distribution facility located in New Orleans, Louisiana (opened February 2008) accounted for $822,000 and $462,000 in additional sales for the nine months and three months ended September 30, 2008, respectively. These increases were offset by decreases from facilities located in St. Augustine, Brooksville and Ocala, Florida which were permanently closed in late 2007, which had aggregate net sales of $1,976,000 and $541,000 for the nine months and three months ended September 30, 2007, respectively. Additionally, our facility located in Panama City was closed in June 2008 and had net sales of $517,000 during the three months ended September 30, 2007. As a result of these closures and the closure of our facility in Norcross, Georgia in September 30, 2008, we recorded closure costs of $159,000 and $560,000 in selling, general and administrative expenses and in accrued expenses and other liabilities at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the balance remaining in accrued expenses and other liabilities was $435,000.

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

We are taking various steps in an effort to improve our operating results and financial condition. These steps include:

•

Investments in inventory and new sales personnel to enable the Company to sell a broader range of products in both the residential and commercial construction markets thereby generating more sales from our existing customers and to attract new customers;

•

Closure of underperforming distribution facilities located in St. Augustine (December 2007), Brooksville (December 2007), Ocala (December 2007), Panama City Beach (May 2008), Florida, Norcross, Georgia (September 2008) and Tampa, Florida (November 2008);

•

Implementation of cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital;

•

Implementation of more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital;

•

Sales of certain real property in Winter Springs, Florida, Gulfport, Mississippi and Tampa, Florida;

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

There can be no assurance that any such financing will be available or that we could obtain any such financing on terms suitable to us. The extent construction industry conditions continue to deteriorate due to the unprecedented adverse economic conditions now existing in the general economy and its effect on demand for our products and results of operations cannot be determined.

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

Our Common Stock may not meet minimum listing requirements to remain on the NASDAQ Capital Market in the future.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “IPII”. Rule 4310 of the NASDAQ Stock Market sets forth certain criteria in order for securities, including our common stock, to continue to qualify for listing on the NASDAQ Capital Markets.  These criteria include among other things, (a) the requirement to maintain a minimum bid price per share of $1.00 for a period of 30 consecutive business days; and (b) either (i) stockholder’s equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The bid price of our common stock has recently been under $1.00 per share. The price of our common stock has been adversely affected by a number of factors, including operating results, conditions in the construction industry and financial markets, among many other items, some of which may be unrelated to our performance, or outside our control. Due to the recent turmoil in the global stock markets, on October 16, 2008, NASDAQ suspended the enforcement of the minimum per share bid price requirement (as well requirement to maintain the minimum market value of publically held shares) until January 16, 2009 as to all NASDAQ listed securities. There can be no assurance the Company will be able to meet the minimum per share bid price requirement following reinstatement on January 16, 2009 of such criteria by NASDAQ, or the other continued listing requirements, in order for our common stock to remain listed on NASDAQ. We would have a period of time following any determination that the common stock does not satisfy such requirements (180 days following notification of such failure if it is for the failure to maintain the minimum bid price).  If our common stock cannot thereafter satisfy the minimum listing requirements with NASDAQ, our common stock could be delisted.  Such delisting may cause the price of our common stock to decline further and make it more difficult for investors to trade our common stock.

Our business is dependent on demand for construction, renovation and repair of residential and commercial buildings. Such demand is influenced by changes in the overall condition of the U. S. economy including credit availability, interest rates, job formation, consumer confidence and other important factors.

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

The markets we serve, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates or lack of available credit for construction could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets in the Southeast United States, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and operating results.

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida commencing the last six months of 2006. The significant decline in building permits continued in the Florida market through 2008 which indicates that future residential construction activity and demand for our products will remain weak into 2009 in such market. The depth and duration of the decline in construction activity cannot be predicted.

In addition, the current economic climate is the United States including the credit crisis within and outside the financial services industry has and is expected to continue to reduce credit available to contractors and construction development companies for an extended period of time. The inability of our customers to obtain credit for construction projects would negatively impact our sales and results of operations.

Our business has substantial fixed costs, and as a result, our operating income is sensitive to changes in net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed and do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the nine months ended September 30, 2008, sales and operating income decreased significantly compared to the same period in 2007. The reduction in operating income is attributable to primarily the decrease in sales and gross margin. A continuing reduction in net sales would have an unfavorable effect on future operating income due to the negative operating leverage.

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

We are party to a $9,000,000 asset-based borrowing agreement which contains a minimum fixed charge coverage ratio that is required if our excess availability, as defined in the agreement, is less than $900,000. This agreement matures in June 1, 2009. At September 30, 2008, our excess availability was approximately $2,124,000. Due to the Company’s operating results in the nine months ended September 30, 2008, excess borrowing availability decreased $2,722,000 from $4,846,000 at December 31, 2007. If the Company’s operating results do not improve, without raising additional financing or generating cash from the sale of real property, the Company’s borrowing availability under the line of credit will continue to decrease.

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

November 14, 2008