Form 10-K
period 2008-12-31
IMPERIAL INDUSTRIES INC
filed 2009-03-31
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) is: $9,112,752.

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 30, 2009 is 2,533,085.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

PART I

Item 1.          Business

3

Item 1A.       Risk Factors

9

Item 1B.       Unresolved Staff Comments

14

Item 2.          Properties

15

Item 3.          Legal Proceedings

16

Item 4.          Submission of Matters to a Vote of Security Holders

17

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

18

Item 6.          Selected Financial Data

18

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 8.          Financial Statements and Supplementary Data

27

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

53

Item 9A.       Controls and Procedures

53

Item 9A(T).  Controls and Procedures

53

Item 9B.       Other Information

53

PART III

Item 10.        Directors and Executive Officers of the Registrant

54

Item 11.        Executive Compensation

56

Item 12.        Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

61

Item 13.        Certain Relationships and Related Transactions and Directors Independence

61

Item 14.        Principal Accounting Fees and Services

62

PART IV

Item 15.        Exhibits, Financial Statement Schedules

64

SIGNATURES

66

PART I

Item 1.

Business

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company,” “we,” “us,” and “our,” they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the ability to maintain adequate financing on terms satisfactory to the Company; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. See “Item 1A Risk Factors” for a more detailed discussion of some of the risks related to the Company and its business.

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

We are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, Mississippi, and Louisiana and to a lesser extent, other states in the Southeastern part of the United States. We have two manufacturing facilities producing our products and five distribution facilities through which we market certain of our manufactured products and products of other manufacturers directly to builders, contractors, and sub-contractors.

We manufacture products through our wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”). We distribute building materials, including our own manufactured products and complementary products, through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”) and also sell our manufactured products through non-affiliated materials distributors. The manufacturing facilities primarily produce and distribute pool finish coatings, roof tile mortar, stucco and plaster products, while the distribution facilities expand our product line by offering gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by Premix. Pool finish products are applied as coatings for in-ground swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Stucco products are applied as a finishing coat to exterior surfaces and plaster customarily is used to finish interiors of structures.

Our business is directly related to the level of activity in the new and renovation construction markets in the Southeast United States. Our products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth. Population growth, in turn, is principally a function of migration of new residents to our markets. When economic conditions reduce migration, demand for new construction would be expected to decrease. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of financing and local government growth management policies. Our operations are directly related to the general economic conditions existing in the Southeastern part of the United States.

During the second quarter of 2006, residential construction demand began to be impacted by a number of adverse factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. Further, the significant decline in building permits in the Florida markets since 2006 indicates that future residential construction activity and demand for our products will remain weak in such market in 2009. Construction activity in the Company’s markets located in the Gulf Coast trade area continued to benefit from rebuilding activities in areas impacted by Hurricane Katrina in 2007 and are expected to remain stronger than the Florida market in 2009.

The challenging market conditions we faced in 2008 are continuing due generally to the following:

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

Discontinued Operations and Closed Satellite Facilities

(a)

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. In addition, in December 2008 we began the closure of two distribution facilities located in Tallahassee, Florida and Mobile, Alabama which was completed in January 2009. These five business units are accounted for as discontinued operations for the years ended December 31, 2008 and 2007.

(b)

Closed Satellite Facilities

We permanently closed three satellite distribution facilities located in St. Augustine, Brooksville and Ocala, Florida in December 2007 that had been opened to support and expand the sale of products to customers of the Company’s more established facilities.

Sales of Certain Assets and Refinancing of Debt

(a)

Manufacturing Facility

On July 25, 2005, DFH, Inc. (“DFH”) entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC) (“BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products by December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications and closed that facility shortly thereafter.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements, the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $127,000 and $907,000 for years ended December 31, 2008 and 2007, respectively.

(b)

Sale of Gulfport Facility

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to the Company of approximately $1,540,000. The Company realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to the Company of $865,000. The Company realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009. Notwithstanding the sale of the real property, the Company continues to operate a distribution facility in Gulfport, Mississippi and has begun to search for a new site. The cost of relocation will be borne by the MDOT.

(c)

Sale of Winter Springs Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sales-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, the Company entered into a five year lease. The lease contains two five-year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period.

(d)

Refinancing of Tampa Facility

In November 2008, the Company received net cash proceeds of $243,000 from additional mortgage financing on its real property located in Tampa, Florida. In connection with the new mortgage financing, the maturity date of the existing mortgage was extended from March 10, 2009 to November 7, 2011, to correspond to the maturity date of the new mortgage debt. The closed Tampa facility is listed for sale.

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

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, the majority of all roof tile mortar sales have been to customers in South Florida. We have expanded and are continuing to expand our marketing efforts for this product to other areas of Florida and the Caribbean.

Premix sales to non-affiliated customers accounted for approximately 24% of our net sales for the years ended December 31, 2008, and 2007. This percentage calculation does not include Premix products sold to its affiliate, Just-Rite.

Just-Rite

Just-Rite owns and operates our distribution facilities. In the past, each distribution facility marketed its own unique mix of products for sale based on demand in its respective geographic areas. In early 2008, Just-Rite began making an effort to expand its product line to distribute a broader, more consistent line of building materials throughout all of its facilities. The majority of products are delivered to customer job sites, principally by Just-Rite owned vehicles, usually within 50 miles of each distribution facility.

 Numerous facilities have closed since December 2007 as discussed above. However, Just-Rite opened a facility in New Orleans, Louisiana to increase market share in the gulf coast region and take advantage of the rebuilding efforts in New Orleans as a result of Hurricane Katrina. The New Orleans facility opened in February 2008 and had sales of $1,658,000 during the year ending December 31, 2008.

Just-Rite sales accounted for approximately 76% of our consolidated net sales for the years ended December 31, 2008 and 2007, including Premix products sold through Just-Rite.

Growth Opportunities

We continue to emphasize internal growth through expanding product line offerings at existing facilities, opening new distribution facilities in growth markets and generating gains in productivity. We opened a distribution facility in New Orleans, Louisiana in February 2008. We believe the current slowdown in the residential and commercial construction industry may result in divestures or closure of facilities by our competitors and an opportunity to acquire additional market share in certain trade areas.

Our current focus is to expand our business by introducing products that we currently offer at certain of our facilities into other facilities located in our other markets and increase market share by obtaining commercial customers in our existing markets. In addition, we are continually working with our customers to identify new products to increase the breadth of our product line to increase sales to current customers and attract new customers.

In general, we believe the building materials distribution industry is fragmented and has the potential for consolidation due to the competitive disadvantages faced by smaller distributors. The industry is characterized by a significant number of relatively small privately-owned, local, relationship-based companies that emphasize service, delivery and reliability, as well as, competitive pricing and breadth of product lines to their customers. We believe current industry conditions and the competitive environment for many of these distributors may provide possible acquisition candidates. We do not have any binding understanding, agreement or commitment regarding potential acquisitions but we may pursue acquisitions in the future if it is believed they will enhance our operations and financing were to become available on terms satisfactory to the Company.

Suppliers

Premix’s raw materials and products are purchased from approximately 27 suppliers. While five suppliers account for approximately 68% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Historically, equivalent materials have been available from other sources at similar prices. However, in 2005, we experienced some product shortages, which was an industry wide problem and not specific to any one supplier. Such shortages were alleviated during the first quarter of 2006. Since the second quarter of 2006, we have not experienced any raw material product shortages.

The Just-Rite distribution facilities sell products supplied by many vendors. Just-Rite purchases a significant amount of its products through buying group organizations, companies which consolidate product purchase orders from many independent distributors and order product from various vendors on the distributors’ behalf to gain consolidated purchasing efficiencies for each distributor. One such buying organization accounted for approximately 20% and 26% of Just-Rite purchases in 2008 and 2007. We do not believe the loss of this particular buying group would have an adverse impact on us as there are other buying organizations in which we believe we can obtain products at the same or similar prices.

In connection with DFH and Premix’s sale of certain assets to BASF, and the closing of the DFH manufacturing facility, Just-Rite entered into a distribution agreement with BASF which required Just-Rite to purchase a minimum of $16,000,000 of synthetic stucco products over a three-year period ended September 30, 2008. The BASF Distribution Agreement has been extended for an additional year with no further minimum purchase requirements. In 2008 and 2007, BASF products accounted for approximately 11% and 15%, respectively, of Just-Rite purchases.

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

While our manufactured products have typically been sold to distributors, we focus our marketing efforts on the contractor/sub-contractor end user to create a brand preference for our manufactured products. No one non-affiliated independent distributor has accounted for 10% or more of total sales during the past two years. Sales of our manufactured products through Just-Rite accounted for approximately 10% and 12% of the revenues generated from our manufacturing facilities for the years ended December 31, 2008 and 2007, respectively. The majority of sales of our manufactured products are sold directly by Premix to its non-affiliated customers.

We believe that the loss of any one independent distributor would not cause a material loss in sales of our manufactured products because the brand preference contractors and subcontractors generally have for our products cause the user to seek a distributor who carries our manufactured products. We market our products to distributors through Company salespeople and outside sales representatives located throughout the Southeastern United States.

We opened our first distribution facility in 1994 when we opened a facility in Savannah, Georgia to sell our manufactured acrylic stucco products and certain complementary products manufactured by other companies to the end user. Over the following years we opened new distribution facilities and expanded our operations into other parts of Florida, as well as Mississippi, Georgia, Alabama and Louisiana through acquisitions and startups to gain market share for both our manufactured products and building materials manufactured by other companies. At December 31, 2008, Just-Rite had seven distribution facilities in Florida, Mississippi, Alabama, and Louisiana which accounted for 85% of consolidated net sales in 2008. Following the completion of the closure of Mobile, Alabama and Tallahassee, Florida in January 2009 Just Rite now operates five distribution facilities in Florida, Mississippi and Louisiana. These five facilities remaining open accounted for 53% of consolidated net sales in 2008.

Each of our distribution facilities consist of between approximately 2,500 to 29,000 square feet and are designed to meet the local needs of our customers. Historically, each facility maintained its own unique mix of products based on demand in its respective geographic trade areas. In an effort to gain market share, in the first quarter of 2008, we initiated a plan to expand our product offering so that we could sell more products to both existing and new customers and more efficiently utilize existing warehouse space. Location managers are responsible for sales, pricing and staffing requirements. In addition, they are responsible for customer service and deliveries. Generally, each of our locations are focused on providing materials to our customers within a 50 mile radius of our facility.

Seasonality

The sale of our products in the construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year.

Competition

Our industry is highly competitive and varies depending on product line and geographic market. Our manufacturing facilities encounter significant competition from local, independent companies, as well as regional and national manufacturers of cement and plaster products, most of whom manufacture products similar to us. Our distribution facilities encounter significant competition from local independent distributors as well as regional and national distributors who sell similar products. Many of these competitors are larger, more established and better financed than we are. We compete with the other companies based primarily upon product performance and quality, customer service and pricing by striving to maintain lower overhead than larger national companies.

Environmental Matters

Our operations are subject to various federal, state and local environmental laws and regulations in the normal course of our business. Although we believe that our manufacturing, handling, consuming, selling and disposing of our raw materials and products are in accordance with current environmental regulations, future developments could require us to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with our operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2009 to comply with existing laws and regulations are also not expected to have a material effect on our financial position, results of operations or liquidity.

Employees

We had 134 full time employees at December 31, 2008. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

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

The content of our website is not, nor should it be deemed to be, incorporated by reference into this Form 10-K.

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

The markets we serve, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates or lack of available credit could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets in the Southeast United States, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and operating results.

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. The significant decline in building permits continued in the Florida market through 2008 which indicates that future residential construction activity and demand for our products will remain weak during 2009 in such market. The depth and duration of the decline in construction activity cannot be predicted. Construction activity in the Company’s markets located in the Gulf Coast Trade area continued to benefit from rebuilding activities in areas impacted by Hurricane Katrina in 2007 and are expected to remain stronger than the Florida markets in 2009.

In addition, the current economic climate in the United States including the credit crisis within and outside the financial services industry has and is expected to continue to reduce credit available to contractors and construction development companies for an extended period of time. The inability of our customers to obtain credit for construction projects would negatively impact our sales and results of operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. We have and are taking several responsive steps, as set forth in note 2 to the accompanying consolidated financial statements appearing elsewhere in the Form 10-K, that management hopes will be sufficient to allow the Company to continue as a going concern and to improve our operating results and financial condition. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additional adverse changes in economic conditions where we conduct our operations and where prospective customers live could further reduce the demand for our products and, as a result, could further reduce our results of operations and continue to adversely affect our financial condition.

 Adverse changes in national, regional and local economic conditions where we conduct our operations and where prospective purchasers of our products live, have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of already constructed homes for sale may further reduce demand and depress prices for our products. These adverse economic conditions could further reduce our results of operations and continue to adversely affect our financial condition.

If we lost our existing financing arrangements and are otherwise not able to obtain suitable replacement financing, our business and results of operations could be adversely affected.

Our business and results of operations depend substantially on our ability to obtain financing for our operations. We are dependent on our existing revolving line of credit which currently matures in June 2009. The availability of financing from banks and the public debt markets has declined significantly. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for building supply companies in general, we cannot be certain that we will be able to retain or replace our existing financing or find additional sources of financing.

If we are not able to retain or replace our existing credit facility when it becomes due, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels.

Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we incur on our revolving line of credit facility fluctuates based on changes in short-term interest rates and the amount of borrowings we incur. Increases in interest rates generally could increase the interest rates we must pay on our outstanding debt obligations.

We have substantial fixed costs, and as a result, our operating income is sensitive to changes in our net sales. Declines in net sales would adversely affect operating results.

A significant portion of our expenses are fixed and do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the year ended December 31, 2008, sales and operating income decreased significantly compared to 2007. The reduction in operating income is attributable to primarily the decrease in sales and gross margin. A continuing reduction in net sales would have an unfavorable effect on future operating income due to the negative operating leverage.

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

Generally, our products are obtainable from various sources and in sufficient quantities. However, from time to time we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations. Also, we purchase products from many vendors under relationships that are terminable without cause or written notice which is customary in our industry. Any disruption in our sources of supply for raw materials or building materials could negatively impact our financial condition and results of operations. If shortages or disruptions in our supply of products from our vendors were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on our operations and a long-term adverse effect on our customer relationships and reputation if we were unable to obtain a sufficient allocation of products from other vendors. In addition, we have strategic relationships with several key vendors. In the event we are unable to maintain these relationships, we could lose some of the competitive advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition. For example, in the first six months of 2006, we experienced industry shortages of gypsum wallboard which is purchased for resale at certain of its distribution facilities. Due to a lack of supply of gypsum wallboard to fully meet customer demand, we believe sales were lost or delayed at several of our distribution facilities during that six-month period. However, subsequent to the second quarter of 2006, the significant decline in residential construction activity suffered throughout the United States reduced industry shortages of gypsum wallboard and allowed for product availability.

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

We are party to a $9,000,000 asset-based borrowing agreement which contains a minimum fixed charge coverage ratio that is required if our excess borrowing availability, as defined in the agreement, is less than $900,000. The Company would violate this loan covenant if it was applicable. At December 31, 2008, our excess borrowing availability was approximately $1,928,000 and at March 24, 2009 it was approximately $1,781,000. If the Company’s operations do not improve, without raising additional financing, the Company’s borrowing availability under the line of credit will continue to decrease. This agreement matures June 1, 2009. The Company has requested a one year extension of maturity.

As a result of the risks we face in our business and current economic conditions, we can give no assurance that we will be able to achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than $900,000 and we were unable to comply with the financial covenant, we would be in default and our lender would have the right, but not the obligation, to terminate the loan commitment and accelerate the entire amount outstanding under the line of credit. The lender could also foreclose on our assets that secure our line of credit, In that event, we would be forced to seek alternative sources of financing which may not be available on terms acceptable to us, or at all.

Our Common Stock may not meet minimum listing requirements to remain on the NASDAQ Capital Market in the future.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “IPII.” Rule 4130 of the NASDAQ Stock Market sets forth certain criteria in order for securities, including our common stock, to continue to qualify for listing in the NASDAQ Capital Markets. These criteria include among other things, (a) the requirement to maintain a minimum bid price per share of $1.00 for a period of 30 consecutive business days; and (b) either (i) stockholder’s equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The bid price of our common stock has recently been under $1.00 per share and the aggregate market value of our common stock is less than $35 million. The price for our common stock has been adversely affected by a number of factors, including operating results, conditions in the construction industry and financial markets, among many other items, some of which may be unrelated to our performance, or outside our control. Due to the recent turmoil in the global stock markets, on October 16, 2008, NASDAQ suspended the enforcement of the minimum per share bid price requirement as well as the requirement to maintain the minimum market value of publically held shares until July 20, 2009 as to all NASDAQ listed securities. There can be no assurance the Company will be able to meet the minimum per share bid price requirement following reinstatement on July 20, 2009 of such criteria by NASDAQ, or the other continued listing requirements, in order for our common stock to remain listed on NASDAQ. We would have a period of time following any determination that the common stock does not satisfy such requirements (180 days following notification of such failure if it is for the failure to maintain the minimum bid price). If our common stock cannot thereafter satisfy the minimum listing requirements with NASDAQ, our common stock could be delisted. Such delisting may cause the price of our common stock to decline further and make it more difficult for investors to trade our common stock.

We are dependent on our information systems. Delays in the implementation of our new computer system, or interruptions in the proper functioning of our information system, could disrupt our operations and cause unanticipated increases in costs and adversely affect our operating results and financial condition.

We previously expected the implementation of our new computer system to be completed by December 31, 2008. Due to a shift in priorities, closure of facilities and reduced scope of operations, in combination with the lack of resources during 2008, we postponed the remainder of the implementation. Delays in the successful implementation of the new systems or their failure to meet our expectations could result in adverse consequences, including disruption of operations or unanticipated increases in costs. In addition, the proper functioning of our information systems is critical to the successful operation of our business. Although we protect our information systems through physical and logistical safeguards, these information systems are still vulnerable to natural disasters, power losses, telecommunications failures, physical or internet access intrusions and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish certain functions manually, which could temporarily affect our ability to process orders, identify business opportunities, maintain proper levels of inventories, bill customers or pay vendors.

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

We are subject to federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We conduct operations through our subsidiaries from a total of seven facilities located in Florida, Mississippi, and Louisiana. A number of distribution facilities have been closed in the past two years. The location and size of our current facilities and the principal nature of the operations in which such facilities are used, are as follows:

Location	Approximate Sq. Footage	Owned/Leased	Company
Corporate Facility
Pompano Beach, FL	5,640	Leased	Imperial

Manufacturing Facilities
Pompano Beach, FL	19,600	Leased	Premix
Winter Springs, FL (1)	26,000	Leased	Premix
Winter Springs, FL (inventory storage)	4,745	Leased	Premix

Distribution Facilities
Fort Walton Beach, FL	11,000	Leased	Just-Rite
Fort Walton Beach, FL (inventory storage)	4,400	Leased	Just-Rite
Gulfport, MS (2)	28,800	-	Just-Rite
Jacksonville, FL	18,920	Owned	Just-Rite
New Orleans, LA *	11,000	Leased	Just-Rite
Tampa, FL (3)	13,470	Owned	Just-Rite

——————

* Opened in February 2008

(1)

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sales-leaseback agreement. In connection with such closing, Premix entered into a five year lease. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period.

(2)

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase our Gulfport, Mississippi facility. The Gulfport property is composed of two parcels. One parcel was sold in November 2008 and the other was sold in February 2009. Presently, we are occupying the same property from the MDOT at no charge. We received a notice from the MDOT to vacate the Gulfport property on or before April 19, 2009. We have prepared a request for an extension to vacate and expect to be granted an additional period of time to vacate.

(3)

The Tampa facility was closed in November 2008 and the property is currently classified as assets held for sale.

Just-Rite distribution facilities typically consist of a store front, warehouse and supply yard for the storage and sale of products directly to the end user. The majority of sales are delivered by Just-Rite to the customer job-sites.

All leased properties are currently leased from unaffiliated third parties. In the event that the Company is unable to renew any of the above leases on acceptable terms, management believes there are other available facilities at each location and the cost of moving is not material.

Management believes that our facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida were permanently closed as of December 31, 2007. Distribution facilities in Panama City, Florida, Norcross, Georgia, and Tampa, Florida were closed in 2008. Subsequent to December 31, 2008, the Company completed the closure of distribution facilities in Tallahassee, Florida and Mobile, Alabama.

The Company is attempting to sub-lease closed distribution facilities located in Brooksville, Florida, Panama City, Florida and Tallahassee, Florida for which lease commitments remain outstanding under various terms and conditions. The Company obtained a sub-lease for its former distribution facility in Ocala, Florida to off-set a portion of the underlying lease expense for that property. The Company’s former distribution facility in Tampa, Florida is listed for sale.

Item 3.

Legal Proceedings

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in five lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for four of these claims. With respect to the claim for which coverage has not yet been accepted, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

Of the five EIFS claims, one such claim is subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R.”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R. requirement, DFH is required to make payments towards either the defense or indemnity of this claim, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R. limit. Once the S.I.R limited has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

In addition, there previously existed five EIFS cases, all of which have been settled, that DFH believes, were covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier however denied coverage. Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these five EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorney’s fees and costs it has incurred as a result of the insurer’s denial of coverage. On March 24, 2009, DFH and its insurer entered into a settlement agreement whereby DFH’s insurer agreed to pay DFH the sum of $193,250. In connection with the settlement, DFH and its insurer agreed to resolve all claims between them pertaining to these specific EIFS cases, and DFH has agreed to dismiss the Florida state case that it filed last year. The agreement specifically provides that the settlement agreement does not affect the insurer’s duty to continue to defend the four remaining EIFS claims not subject to the S.I.R., and further provides that all provisions of the insurance policies remain in full force and effect.

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

Based on the pending EIFS claims that are possibly subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $51,000 which is recorded in accrued expenses and other liabilities at December 31, 2008. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

Asbestos Litigation

Premix is a defendant in six claims (two of which include Imperial as a defendant) and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least ten (10) of its prior insurance carriers that have provided liability coverage to the Company, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Further, although certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage under the subject insurance policies, we believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements. Further the Company and Premix have substantial umbrella/excess coverage for these claims in addition to the underlying insurance described above. We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position. None of Premix’s or the Company’s currently manufactured products contain asbestos.

General

We are aggressively defending all of the lawsuits and claims described above. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect. The Company and its subsidiaries are engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “IPII”. The following table sets forth the high and low sales price per share for the common stock for each quarter during 2008 and 2007. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal 2008	High	Low

First Quarter	$6.30	$3.91
Second Quarter	4.65	2.77
Third Quarter	4.19	0.92
Fourth Quarter	1.10	0.18

Fiscal 2007	High	Low

First Quarter	$8.31	$6.65
Second Quarter	13.98	7.83
Third Quarter	11.50	5.82
Fourth Quarter	5.56	3.33

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any dividends in the foreseeable future. On February 25, 2009, the Common Stock was held by 1,504 stockholders of record.

As of March 24, 2009, the closing price of the Common Stock on the NASDAQ Capital Market was $0.49 per share.

Purchases of Equity Securities

We did not purchase any of our common stock during the year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2008 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
Directors Stock Option Plan	50,000	$0.79	––
1999 Employee Stock Option Plan	47,336	$3.77	––
2006 Stock Award and Incentive Plan	114,667	$0.79	26,667
Equity compensation plans not approved by security holders:
Total	212,003	$1.67	26,667

Item 6.

Selected Financial Data

Not Applicable

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

Company Overview

We are engaged in the manufacture and distribution of building materials to contractors, subcontractors, building materials dealers and others located primarily in the Southeastern United States. We have two manufacturing plants and five distribution facilities through which we market our products. Our business is driven primarily by the level of residential and commercial construction activity in our trade markets, particularly in the states of Florida, Mississippi, and Louisiana. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

We have experienced seven consecutive quarters of operating losses and reductions in sales when compared to prior quarters for the same period. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida decreased 40.6% for the twelve months ended December 31, 2008 as compared to the same period in 2007. Florida is our largest market, representing 56.6% of our consolidated net sales in 2008. Also, building permits by metropolitan area for the construction of new residential units in our gulf coast trade area which includes Gulfport, Mobile and New Orleans trade areas decreased 30.1% in the twelve months ended December 31, 2008 as compared to the same period in 2007. Our gulf coast trade area represented 38.7% of our consolidated net sales for the twelve months ended December 31, 2008.

We operate in the residential and commercial construction industry which is down sharply over the last two years. In addition, the current credit crisis in the United States and global recession is expected to further negatively impact the condition of our industry for an extended period of time. As a result, our current business environment is depressed and we expect construction activity to continue to be slow. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31 2008 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management hopes will be sufficient to allow the Company to continue as a going concern as described in Note 2 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-K. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on an analysis of the aging of accounts receivables, the Company’s collateral, if any, securing the amount due, the subsequent collections of the receivables, the current financial condition of the customers with aged receivables, including credit terms offered (most invoices are due within 30 days of shipment) payment history, purchase history, direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivables is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. At the end of each fiscal quarter, the Company identifies all customers with significant invoices more than 90 days past due. For each customer, the Company then evaluates each of the factors noted above to arrive at a specific reserve. The Company then considers historical bad debt rates to arrive at a reserve for receivables not over 90 days past due. The aggregate of the specific reserve for over 90 day past due receivables and the reserve for the receivables not yet over 90 days past due represents the Company’s allowance for doubtful accounts as of the end of the reporting period. Additionally, at the end of each reporting period, we analyze the historical trend of various ratios including charges to bad debt expense compared to net sales, bad debt write-offs to net sales and the balance of the allowance for doubtful accounts to net sales to determine whether the calculated allowance appears adequate. The primary assumption we use for determining our allowance for doubtful accounts is the historical rate of bad debt write offs as a percentage of sales.

As a result of our analysis of accounts receivable, our deteriorating business environment, and greater difficulty encountered to collect receivables from former customers of closed locations, we have increased our bad debt provision $307,000 in 2008 and wrote-off accounts totaling $1,642,000 for the year ended December 31, 2008. We believe our receivables, net of the allowance for doubtful accounts, are collectible.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. As we generally do not file our income tax returns until after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2008. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

Results of Operations

Year Ended December 31, 2008 compared to 2007

Net sales decreased approximately $8,719,000, or 20.9% for the year ended December 31, 2008 compared to the same period in 2007. The decrease in sales was principally due to the slowdown in the residential and commercial construction markets in our principal trade areas. This decrease includes a $2,428,000 reduction in sales from locations closed during 2007 partially offset by an increase of $1,658,000 of sales from a location that opened in 2008.

Gross margin as a percentage of net sales in 2008 was approximately 24.9%, as compared to 27.9%, for 2007. The decrease in gross margin was primarily due to a lower margin in manufactured products because of fixed plant overhead being allocated over lower production volume; pricing pressures from more intense competition for the sale of all products resulting from the overall condition of the industry; sale of inventory at a discount associated with the closure of distribution facilities in 2008; a higher percentage of sales to commercial customers which generally are at lower margins than residential customers; sales of certain new product lines at margins that are generally lower than historical margins of existing products; and higher product costs. We expect the reduced levels of demand, intense competitive conditions from the decline in construction activity and overall state of the economy with many manufacturers having excess capacity to continue to cause pressure on our gross margins through the foreseeable future.

In the first quarter of 2008, we initiated a plan to broaden our product lines and hired additional sales people in an effort to increase sales to existing customers and to attract new customers. As a result, we invested in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results. We believe the new product lines have improved our sales and our ability to service existing customers and have attracted new customers at a number of our facilities although consolidated sales for the year 2008 are less compared to 2007. We believe consolidated sales are down primarily due to the continued deterioration of the residential and commercial construction industry and that the overall reduction in sales would have been worse had we not adopted our plan to broaden the sale of our products.

We continuously assess the recoverability of our inventory and have established a provision for obsolete and slow moving inventory. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. We also consider future sales and price levels at which certain high dollar inventory is expected to be sold in the normal course of business. This information is aggregated and the estimated provision is determined. This provision calculation gives consideration to our current business environment since both historical and projected sales activity is a major component of our calculation.

Selling, general and administrative expenses includes the amortization of a previously deferred gain from the sale of certain assets in the amounts of $127,000 and $908,000 for the years ended December 31, 2008 and December 31, 2007, respectively. Prior to giving effect to the offset in expenses associated with this gain, selling, general and administrative expenses increased $80,000 for the year ended December 31, 2008.

The increase in selling, general and administrative expenses for the year ended December 31, 2008 was primarily attributable to a $741,000 increase in bad debt expense, a $47,000 increase in depreciation expense, a $73,000 increase in computer expense and a $185,000 increase in delivery expenses due principally to the higher cost of fuel. These increases were partially offset by a decrease of $97,000 in insurance expense, a decrease of $70,000 in payroll, a decrease of $115,000 in professional fees, a decrease of $143,000 in closure costs and a decrease of $591,000 in various other expenses. Selling, general and administrative expenses includes closure costs of approximately $71,000 and $560,000 for the years ended December 31, 2008 and 2007, respectively, from satellite locations closed in December 2007 that were not classified as discontinued operations.

Selling, general and administrative expenses as a percent of net sales was 42.2% for the year ended December 31, 2008 as compared to 31.3% for the same period in 2007. The increase is due primarily to the additional administrative costs associated with expanding our product lines, hiring additional sales people in early 2008 and significant increase in bad debt expense. Additionally, the increase is due to the Company’s fixed costs being spread over lower sales volume, which effect was partially off-set by a decrease in certain operating expenses for the year ended December 31, 2008.

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to the Company of approximately $1,540,000. The Company realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to the Company of $865,000. The Company realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009. Notwithstanding such sale; the Company will continue to operate a distribution facility in Gulfport, Mississippi and has begun to search for a new site. The cost of relocation will be borne by the MDOT. We received a notice from the MDOT to vacate the Gulfport property on or before April 19, 2009. We have prepared a request for an extension to vacate and expect to be granted an additional period of time to vacate.

A significant portion of our operating costs are fixed in nature. Accordingly, operating income is affected materially by fluctuations in net sales. The decrease in net sales in the year ended December 31, 2008 compared to the same period in 2007 had a substantial adverse impact on operating income. As a result of the above factors we had a pretax loss from continuing operations of $4,693,000 for the year ended December 31, 2008 as compared to a pretax loss of $1,479,000 in the same period in 2007.

Interest expense was slightly lower in 2008, compared to 2007. The decrease was due to primarily lower interest rates which was partially offset by higher average debt balances.

Other income, net of expenses, decreased $293,000 for the year ended December 31, 2008. The decrease is due primarily to the recognition of $183,000 of other income from the settlement of product liability litigation against DFH in the first quarter in 2007 compared to zero in the same period in 2008.

For the year ended December 31, 2008, we recognized an income tax benefit of $198,000, compared to an income tax benefit of $533,000 in 2007. The reduction in the tax benefit is due primarily to the Company no longer recognizing a tax benefit in 2008 for its full operating losses as the Company was only able to carry back approximately $3.6 million of its losses and it is more likely than not that the deferred tax assets generated from the net operating loss carry forwards will not be realized.

As a result of the above factors, we had a net loss from continuing operations of $4,495,000 or $1.79 per diluted share for the year ended December 31, 2008 compared to $946,000 or $0.38 per diluted share for the same period in 2007. Additionally, we had a net loss from discontinued operations of $2,194,000 or $0.87 per diluted share for the year ended December 31, 2008 compared to $375,000 or $0.15 per diluted share for the same period in 2007.

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. Additionally, in December 2008 we began the closure of two distribution facilities located in Tallahassee, Florida and Mobile, Alabama which was completed in January 2009. These business units are accounted for as discontinued operations for the years ended December 31, 2008 and 2007. Net revenues from the discontinued operations in 2008 and 2007 were approximately $8,685,000 and $12,167,000, respectively. The Company recorded net losses of approximately $2,194,000 and $375,000 for these discontinued operations in 2008 and 2007, respectively. The lack of profitability for the foreseeable future of these locations due to the downturn in the residential and commercial construction industry was the main reason for their closure.

Liquidity and Capital Resources

At December 31, 2008, we had working capital of $2,021,000 compared to working capital of $9,092,000 at December 31, 2007. The decrease in working capital was due primarily to a decrease in accounts receivable, deferred income taxes and other current assets in combination with an increase in accounts payable and the line of credit. These decreases resulted from lower sales volume, reclassification of the line of credit from long-term debt to a current liability and a 100% valuation allowance applied against our net deferred tax assets.

At December 31, 2008, we had cash and cash equivalents and restricted cash of $1,033,000 compared to cash and cash equivalents and restricted cash of $1,164,000 at December 31, 2007. The decrease is due primarily to cash used in operating activities partially offset by cash provided by investing and financing activities.

Net cash used in operating activities in 2008 was $2,955,000 compared to net cash provided by operating activities of $2,465,000 in 2007. The decrease is due primarily to the net loss for the year ended 2008 compared to 2007 partially offset by the increase in accounts payable. The increase in accounts payable is due primarily to renegotiating vendor payment terms to extend due dates and aging vendor invoices longer than in 2007 to preserve cash rather than paying vendor invoices early to obtain purchase discounts.

Net cash provided by investing activities in 2008 was $2,439,000 compared to net cash used in investing activities of $465,000 in 2007. The increase was due primarily to proceeds from sales of property, plant and equipment, principally the sale of a parcel of property utilized by one of the Company’s distribution facilities and the sale-leaseback of our Winter Springs manufacturing facility.

Net cash provided by financing activities in 2008 was $79,000 compared to net cash used in financing activities in the amount of $1,843,000 in 2007. The decrease in cash used in financing activities was due primarily to the increase in the line of credit in the net amount of $1,744,000, compared to a decrease of $2,115,000 in 2007. Additionally, in 2008, our restricted cash increased $306,000 compared to a decrease of $1,200,000 in 2007.

We operate in the residential and commercial construction industry which is down sharply over the last two years. In addition, the current credit crisis in the United States and global recession is expected to further negatively impact the condition of our industry for an extended period of time. As a result, our current business environment is depressed and we expect construction activity to continue to be slow. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

In addition, the current economic climate in the United States including the credit crisis within and outside the financial services industry has and is expected to continue to reduce credit available to contractors and construction development companies for an extended period of time. The inability of our customers to obtain credit for construction projects would negatively impact our sales and results of operations.

Our business and results of operations depend substantially on our ability to obtain financing for our operations. We are dependent on our existing revolving line of credit which currently matures in June 2009. The availability of financing from banks and the public debt markets has declined significantly. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for building supply companies in general, we cannot be certain that we will be able to retain or replace our existing financing or find additional sources of financing. If we are not able to retain or replace our existing credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels.

 We hope our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to continue as a going concern.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama (closed in January 2009), Mississippi, Georgia (closed in September 2008) and Louisiana that have purchased products on unsecured open accounts from us. Accounts receivable, net of allowance, was approximately $4,487,000 and $5,069,000 at December 31, 2008 and 2007, respectively. Collections of accounts receivable have slowed during the year and continue to significantly worsen in the fourth quarter of 2008 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize subcontractors, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States is experiencing. In addition, the Company is experiencing greater difficulty than anticipated in collecting receivables from former customers of closed facilities. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days and slow moving inventory are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate based on Libor plus 3.5% (4.6% at December 31, 2008). Annualized interest expense based on the outstanding balance of the line of credit would be approximately $132,000. At December 31, 2008 the outstanding balance on the line of credit was approximately $2,879,000 and we were eligible to borrow approximately $4,807,000 resulting in excess availability of approximately $1,928,000. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants. The Company would violate these loan covenants if they were applicable. Accordingly, availability under the line of credit is effectively $1,028,000. In December 2008, the line of credit agreement was amended to require the Company to maintain a lockbox arrangement requiring cash receipts to be deposited against the line of credit balance. The maximum amount borrowed on our line of credit during 2008 was approximately $5.9 million. Availability on the line of credit at March 24, 2009 was $1,781,000.

In addition, as of December 31, 2008 the Company has approximately $1,079,000 of income tax receivable, of which the Company has filed for a refund with the IRS and is expected to receive such amount in the second quarter of 2009.

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to the Company of approximately $1,540,000. The Company realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to the Company of $865,000. The Company expects to realize a gain of $573,000 from the sale of this parcel in the first quarter of 2009. Notwithstanding such sale; the Company will continue to operate a distribution facility in the Gulfport, Mississippi area and has begun to search for a new site. The cost of relocation will be borne by the MDOT. We received a notice from the MDOT to vacate the Gulfport property on or before April 19, 2009. We have prepared a request for an extension to vacate and expect to be granted an additional period of time to vacate.

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sale-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, Premix entered into a five year lease. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period. Since we have an option to repurchase the property, the sale has been treated as a financing and the sales proceeds were recorded as a liability. As a result, the property will remain an asset and will continue to be depreciated for financial statement purposes.

In addition, in November 2008, the Company received net cash proceeds of $243,000 from additional mortgage financing on its real property located in Tampa, Florida. In connection with the new mortgage financing, the maturity date of existing mortgage indebtedness was extended from March 10, 2009 to November 7, 2011, to correspond to the maturity date of the new mortgage debt. The Tampa real property is listed for sale and is classified in the balance sheet as assets held for sale.

We presently are focusing our efforts on increasing sales of our expanded product offerings marketed through our distribution facilities, cutting costs by closing underperforming locations, eliminating overhead where possible and preserving liquidity. We expect reduced capital expenditures for the next 12 months to approximate $60,000 and to be funded by our line of credit.

Due primarily to the decline in the construction industry, and the belief profits could not be generated from these facilities in the foreseeable future, we permanently closed under-performing distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida in December 2007. Also, because of the continuing slowdown and current business outlook in the residential and commercial construction industry, we permanently closed distribution facilities in Panama City Beach, Florida (May 2008), Norcross, Georgia (September 2008), Tampa, Florida (November 2008) and completed the closure of facilities in Tallahassee, Florida and Mobile, Alabama in January 2009. As a result of these closures, we recorded closure costs of $71,000 and $560,000 in selling and general administrative expenses, and unpaid accrued costs of $673,000 and $560,000 in accrued expenses and other liabilities, at December 31, 2008 and December 31, 2007, respectively.

In 2006, we initiated a plan to convert to a new company-wide network infrastructure and new accounting software. This system is a fully integrated enterprise resource planning system which will support management decision making in an effort to more efficiently service our customers. The initial scope of the project was expected to cost approximately $435,000 of which approximately $322,000 was financed by a commercial lender in the first quarter of 2006 and recorded as long-term debt. As of December 31, 2008, we have capitalized $442,000 of costs related to this conversion. Rollout of this new system began in July 2006, and resulted in an increase in operating expense of $308,000 for the year ended December 31, 2007 and $340,000 for the year ended December 31, 2008. Depreciation expense was $114,000 and $107,000 for the year s ended December 31, 2008 and 2007, respectively. Such operating expenses are expected to continue at approximately the same rate into the ongoing future. We entered into an agreement with a communications company to provide a wide area network and other various services for approximately $5,000 per month for a 36 month period beginning in April 2006.

We are required to comply with the requirements in Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) for the year ending December 31, 2008. Implementation of SOX during 2007 cost approximately $57,000 in direct consulting fees and an undetermined amount of internal resources. In 2008, we incurred expenses related to implementation and compliance of $18,000.

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

In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998 (the “Merger”). As a result of the consummation of the Merger with its wholly-owned subsidiary, we agreed to pay $733,000 in cash to our former preferred stockholders. At December 31, 2008, we had paid $730,000 of such cash amount since the merger. Amounts payable to such stockholders at December 31, 2008 result from the former preferred stockholders’ non-compliance with the conditions for payment. Also, we have paid the holders of debentures, which were issued in connection with the Merger, an aggregate of $960,000. Amounts payable to stockholders at December 31, 2008 on our consolidated balance sheet includes $53,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such Merger.

We have taken various steps in an effort to improve our operating results and financial condition. These steps have included:

•

Investments in inventory and new sales personnel in early 2008 to enable the Company to sell a broader range of products in both the residential and commercial construction markets thereby generating more sales from our existing customers and to attract new customers;

•

Closure of underperforming distribution facilities;

•

Implementation of cost reduction initiatives including reducing our workforce to reduce costs in our operations and to conserve working capital;

•

Implementation of more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital;

•

Sales of certain real property in Winter Springs, Florida and Gulfport, Mississippi;

•

Refinancing of existing mortgage indebtedness on the Company’s real property in Tampa, Florida to take advantage of the equity available in excess of the amount of our existing mortgage debt;

•

Reductions in compensation to our employees and directors, including the elimination of a Company match of employee contributions to the Company’s 401(K) retirement plan in 2009;

•

The Company retained an investment banker on February 6, 2009 with the primary purpose to obtain debt or equity financing.

We also plan to obtain additional funds through:

•

Sale of real property located in Tampa, Florida;

•

Obtaining financing from other sources, including the possibility of refinancing existing debt on more favorable terms, or the sale of equity, to strengthen our financial position and to take advantage of lower interest rates.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to continue as a going concern. Our line of credit expires in June 2009 and there is a risk the line will not be extended or, if extended, whether the terms will be acceptable to us. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to extend our line of credit with our commercial lender on terms satisfactory to us, successfully achieve profitable operations, maintain favorable terms with our suppliers, obtain additional financing and resolve litigation on terms favorable to us.

There can be no assurance that any such financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s unfavorable conditions continue to deteriorate due to the unprecedented adverse economic conditions now existing in the general economy and its effect on demand for our products and results of operations and our ability to maintain adequate liquidity cannot be determined.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides and one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FASB Staff Position FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FASB Staff Position. The adoption of SFAS No. 157 did not have an impact on the Company’s results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R may have an impact on the accounting for our business combinations once adopted, but the effect depends on the terms of any business combinations subsequent to January 1, 2009 that may occur. The adoption of these standards will not have an impact on the Company’s results of operations or financial position.

Item 8.

Financial Statement and Supplementary Data

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm –
Grant Thornton LLP

28

Consolidated Balance Sheets

29

Consolidated Statements of Operations

30

Consolidated Statement of Changes in Stockholders’ Equity

31

Consolidated Statements of Cash Flows

32

Notes to Consolidated Financial Statements

34

Schedule II - Valuation and Qualifying Accounts

52

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the industry in which the Company is operating has been impacted by a number of factors over the past 30 months and accordingly, the Company has experienced a significant reduction in its sales volume. The Company’s line of credit agreement expires in June 2009 and it has not been extended as of this date. In addition, for the year ended December 31, 2008, the Company has a loss from continuing operations of approximately $4.5 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 27, 2009

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$570,000	$1,007,000
Restricted cash	463,000	157,000
Trade accounts receivable, net	4,487,000	5,069,000
Inventories	4,565,000	4,583,000
Deferred income taxes, net	—	1,023,000
Income tax receivable	1,079,000	884,000
Other current assets	219,000	537,000
Total current assets	11,383,000	13,260,000

Property, plant and equipment, at cost, net	4,278,000	6,376,000
Assets held for sale	926,000	—
Other assets	512,000	564,000
Total assets	$17,099,000	$20,200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,122,000	$1,578,000
Payable to former preferred stockholders	56,000	82,000
Accrued expenses and other liabilities	1,271,000	1,416,000
Notes payable – line of credit	2,879,000	—
Deferred gain	—	127,000
Deferred compensation	255,000	—
Deferred income taxes, net	—	—
Current debt related to assets held for sale	84,000	—
Current portion of long-term debt	695,000	965,000
Total current liabilities	9,362,000	4,168,000
Long-term debt related to assets held for sale	469,000	—
Long-term debt, less current maturities	728,000	2,343,000
Notes payable – line of credit	—	1,135,000
Secured financing	1,134,000	—
Deferred income taxes, net	—	329,000
Deferred compensation	—	284,000
Total liabilities	11,693,000	8,259,000
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2008 and 2007, respectively	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,533,085 issued and outstanding at December 31, 2008 and 2,514,002 issued and outstanding at December 31, 2007	25,000	25,000
Additional paid-in capital	14,850,000	14,696,000
Accumulated deficit	(9,469,000)	(2,780,000)
Total stockholders’ equity	5,406,000	11,941,000
Total liabilities and stockholders’ equity	$17,099,000	$20,200,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Net sales	$32,966,000	$41,685,000

Cost of sales	24,752,000	30,047,000

Gross profit	8,214,000	11,638,000

Selling, general and administrative expenses	13,920,000	13,059,000

Gain on sale of assets	(1,364,000)	—

Operating loss	(4,342,000)	(1,421,000)

Other (expense) income:
Interest expense	(326,000)	(344,000)
Gain on litigation settlement	—	183,000
Miscellaneous (expense) income	(25,000)	103,000
	(351,000)	(58,000)
Loss from continuing operations before income tax benefit	(4,693,000)	(1,479,000)

Income tax benefit (expense):
Current	550,000	646,000
Deferred	(352,000)	(113,000)
	198,000	533,000

Loss from continuing operations	(4,495,000)	(946,000)

Loss from discontinued operations, net of taxes	(2,194,000)	(375,000)

Net loss	$(6,689,000)	$(1,321,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(1.79)	$(0.38)
Loss from discontinued operations – basic and diluted	(0.87)	(0.15)
Net loss per share – basic and diluted	$(2.66)	$(0.53)

Weighted average shares outstanding – basic and diluted	2,516,363	2,510,002

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2006	2,506,502	$25,000	$14,669,000	$(1,459,000)	$13,235,000

Issuance of common stock	7,500	—	22,000	—	22,000

Fair value of restricted stock	—	—	5,000	—	5,000

Net loss	—	—	—	(1,321,000)	(1,321,000)

Balance at December 31, 2007	2,514,002	$25,000	$14,696,000	$(2,780,000)	$11,941,000

Issuance of common stock	3,333	—	12,000	—	12,000

Restricted stock release	15,750	—	—	—	—

Fair value of restricted stock	—	—	64,000	—	64,000

Issuance and repricing of stock options	—	—	78,000	—	78,000

Net loss	—	—	—	(6,689,000)	(6,689,000)

Balance at December 31, 2008	2,533,085	$25,000	$14,850,000	$(9,469,000)	$5,406,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,689,000)	$(1,321,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,244,000	1,154,000
Amortization	27,000	31,000
Provision for doubtful accounts	1,949,000	1,061,000
Provision for deferred income taxes	694,000	193,000
Excess tax benefits from share-based compensation	—	(15,000)
Loss on disposal of fixed assets	53,000	(1,000)
Gain on sale of assets	(1,364,000)	—
Gain on litigation settlement	—	(183,000)
Amortization of gain on sale of assets	(127,000)	(908,000)
Deferred compensation	(29,000)	95,000
Share-based compensation	154,000	5,000
Changes in operating assets and liabilities:
Trade accounts receivable	(1,367,000)	1,724,000
Inventories	18,000	1,696,000
Other current assets and income tax receivable	123,000	(323,000)
Other assets	(41,000)	(138,000)
Accounts payable	2,544,000	(602,000)
Accrued expenses and other liabilities	(144,000)	(3,000)
Net cash (used in) provided by operating activities	(2,955,000)	2,465,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(775,000)	(467,000)
Proceeds received from disposal of assets held for sale	1,947,000	—
Secured financing	1,134,000	—
Proceeds received from sale of property and equipment	133,000	2,000
Net cash provided by (used in) investing activities	2,439,000	(465,000)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2008	2007
Cash flows from financing activities
Proceeds from notes payable line of credit	47,823,000	57,547,000
Repayments of notes payable line of credit	(46,079,000)	(59,662,000)
Payment to former preferred stockholders	(26,000)	—
Proceeds from issuance of long-term debt	409,000	—
Proceeds from exercise of stock options	—	7,000
Repayment of long-term debt	(1,742,000)	(950,000)
Excess tax benefits from share-based compensation	—	15,000
(Increase) decrease in restricted cash	(306,000)	1,200,000
Net cash provided by (used in) financing activities	79,000	(1,843,000)
Net (decrease) increase in cash and cash equivalents	(437,000)	157,000
Cash and cash equivalents, beginning of year	1,007,000	850,000
Cash and cash equivalents, end of year	$570,000	$1,007,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$450,000	$426,000
Cash (refunded) paid during the year for income taxes	$(884,000)	$(474,000)
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$140,000	$—
Share-based compensation	$154,000	$5,000

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

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base. We perform credit evaluations on customers prior to extending credit. Substantially all of our customers are affected by the current events in the construction industry. Trade accounts receivable are generally unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. At December 31, 2008 and 2007, we had no significant concentrations of credit risk.

We place our cash with commercial banks. At December 31, 2008, we had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

(c)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is evaluated monthly and is based on the collectability of customer accounts and the aging of customer invoices. Many factors are considered in evaluating collectability including, but not limited to, payment history, current economic condition and an assessment of our lien and bond rights for certain jobs. The Company reviews its accounts receivable aging on a monthly basis to identify slow paying or problem customers. We recognize bad debt expense using the allowance method.

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

We recorded vendor rebates in cost of sales of $297,000 and $546,000 for the years ended December 31, 2008, and 2007, respectively. At December 31, 2008 and 2007, we recorded rebates in contra inventory accounts of $5,000 and $6,000 respectively and amounts due from vendors in other current assets of $51,000 and $261,000, respectively.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The Company is no longer subject to U.S Federal or State tax examinations by tax authorities for the years before 2005 for Federal taxes and for the years before 2003 for State taxes.

There were no unrecognized tax benefits as a result of the implementation of FIN 48. There have been no material changes in unrecognized tax benefits during fiscal years 2008 or 2007.

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties at December 31, 2008 and 2007.

(g)

Share-based compensation

The Company recognizes stock based compensation expense in accordance with FAS No. 123R, “Share-Based Payment”. Accordingly, the Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

 (h)

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

(i)

Cash and cash equivalents

Cash and cash equivalents are those highly liquid investments with original maturities when purchased in three months or less. Included in cash and cash equivalents at December 31, 2008 and 2007 are short-term time deposits in the amounts of $134,000 and $132,000, respectively.

(j)

Restricted cash

At December 31, 2008 and 2007 restricted cash consists of $463,000 and $157,000, respectively, of customer payments that were received and are required to be remitted to the Company’s commercial lender upon bank clearance under the terms of our line of credit. Such amounts, when remitted to the lender, will reduce the outstanding balance of the line of credit and will generally result in greater borrowing capacity.

(k)

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

(l)

Use of estimates

Management uses estimates and assumptions relating to reporting assets and liabilities, the disclosure of contingent assets and liabilities, and the recording of revenues and expenses to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates include allowance for doubtful accounts, inventory reserve, litigation and asset impairment.

(m)

Fair value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable, the current portion of long-term debt, borrowings under the line of credit and debt instruments included in other long-term debt. At December 31, 2008 and 2007, the fair values of cash and cash equivalents, accounts receivable, net, accounts payable and the current portion of long-term debt approximated their carrying values due to the short-term nature of these instruments.

The fair values of variable rate borrowings under debt instruments included in long-term debt also approximate their carrying value based upon interest rates available for similar instruments with consistent terms and remaining maturities. The terms of the line of credit agreement were amended to reflect market rates in December 2008.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

(n)

Advertising and Promotional Costs

Advertising costs are expensed as incurred. Advertising expense amounted to approximately $133,000 and $88,000 for the years ended December 31, 2008 and 2007, respectively and is included in selling, general and administrative expenses.

 (o)

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling fees charged to customers are recorded in revenue. Shipping and handling costs were $3,865,000 and $3,561,000 for the years ending December 31, 2008 and 2007, respectively.

(p)

Segment Reporting

For the years ended December 31, 2008 and 2007, management has determined that we operated in a single operating segment, manufacturing and distribution of building materials.

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

(r)

Reclassifications

Certain prior period amounts, primarily discontinued operations, have been reclassified to conform with the current year presentation.

(s)

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model. As of December 31, 2008 and 2007, an impairment analysis was performed which resulted in no impairment charge.

(t)

Product Warranty

The Company provides its customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary. The warranty reserve at December 31, 2008 and 2007 of $41,000 and $44,000, respectively, is recorded in the balance sheet in accrued expense and other liabilities.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

Product warranty accrual activity for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007
Beginning balance	$44,000	$42,000
Warranty provision	38,000	27,000
Warranty payments	(41,000)	(25,000)
Ending balance	$41,000	$44,000

(u)

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

As of January 1, 2008 and  December 31, 2008, the Company has no financial assets or liabilities that are measured at fair value.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51. SFAS No. 141 (revised 2007) will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 141 (revised 2007) and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. The adoption of these standards will not have an impact on the Company’s results of operations or financial position.

(2)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 30 months. As a result, the Company has incurred losses for the years ended December 31, 2008 and, 2007. In addition, the Company’s line of credit arrangement expires in June 2009 and the Company has not entered into an extension. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy the Company’s continuing obligations and realize its long term strategy, management has implemented various strategic initiatives and is considering additional alternatives to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

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

•

We are continuing to evaluate and implement cost reduction initiatives to reduce costs in our operations, including reducing our workforce and close underperforming facilities to conserve working capital.

•

We eliminated cash bonuses for all senior management in 2008 and reduced pay for both senior management and the majority of employees in 2009.

•

We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We are seeking additional funds through the sale of real property and refinancing our existing indebtedness.

•

The Company retained an investment banker in February 2009 with the primary purpose to obtain additional debt or equity financing.

There is no assurance that we will be able to successfully complete any or all of the above actions because of the extended deterioration in construction market conditions due to unprecedented adverse economic conditions impacting our general economy, or extend our line of credit with our commercial lender that matures on June 1, 2009 on terms satisfactory to us.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(3)

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. Additionally, in December 2008 we began the closure of two distribution facilities located in Tallahassee, Florida and Mobile, Alabama which was completed in January 2009. The 2007 financial statements have been reclassified to reflect discontinued operations. Net revenues from the discontinued operations in 2008 and 2007 were approximately $8,658,000 and $12,167,000, respectively, and gross profits in 2008 and 2007 were approximately $1,852,000 and $3,483,000, respectively. The Company recorded net losses of approximately $2,194,000 and $375,000, which includes a tax benefit of $186,000 and $252,000, respectively, for these discontinued operations in 2008 and 2007, respectively. The lack of profitability for the foreseeable future of these locations due to the downturn in the residential and commercial construction industry was the main reason for their closure.

Closing costs included in accrued expenses related to discontinued operations are as follows:

	Costs Incurred During the Year Ended December 31, 2008	Cash Payments During the Year Ended December 31, 2008	Remaining Accrual as of December 31, 2008
Lease costs *	$346,000	$(66,000)	$280,000
Surplus equipment	4,000	—	4,000
Miscellaneous	75,000	(28,000)	47,000
	$425,000	$(94,000)	$331,000

———————

*

Lease costs are expected to be incurred over the years 2009 through 2013 and are reduced by estimated sublease rental of $247,000 over the years 2009 through 2013. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

(4)

Sale of Certain Assets

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $127,000 and $908,000 for the years ended December, 2008 and 2007, respectively. The entire amount of the deferred gain has been recognized as of December 31, 2008.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(4)

Sale of Certain Assets – (Continued)

(b)

Distribution Facility

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to the Company of approximately $1,540,000. The Company realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to the Company of $865,000. The Company realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009.

(5)

Sale-Leaseback of Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sale-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, the Company entered into a five year lease for this property. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period. Since we have an option to repurchase the property, the sale has been treated as a financing and the net sales proceeds of $1,134,000 was recorded as secured financing in the December 31, 2008 balance sheet. This amount will remain as a long-term obligation until the lease expires or the option to purchase is executed.. As a result, the property will remain an asset and will continue to be depreciated for financial statement purposes. The net book value of the property as of December 31, 2008 is $113,000.

(6)

Closure Costs

Due to the slowdown in the residential and commercial construction industry and related decline in demand for our product, we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida in December 2007. As a result of these closures, we recorded closure costs of $71,000 and $560,000 in selling, general and administrative expenses for the years ended December 31, 2008 and 2007, respectively.

Closing costs included in accrued expenses related to distribution facilities closed during 2007 are as follows:

	Costs Accrued as of December 31, 2007	Costs Incurred During the Year Ended December 31, 2008	Cash Payments During the Year Ended December 31, 2008	Remaining Accrual as of December 31, 2008
Lease costs *	$552,000	$40,000	$(250,000)	$342,000
Surplus equipment	7,000	—	(7,000)	—
Miscellaneous	1,000	31,000	(32,000)	—
	$560,000	$71,000	$(289,000)	$342,000

———————

*

Lease costs are expected to be incurred over the years 2009 through 2013 and are reduced by estimated sublease rental of $221,000 over the years 2009 through 2013. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(7)

Trade Accounts Receivables

Trade accounts receivable consisted of the following at December 31,

	2008	2007
Accounts receivable, gross	$6,088,000	$6,363,000
Allowance for doubtful accounts	(1,601,000)	(1,294,000)
	$4,487,000	$5,069,000

(8)

Inventories

Inventories consisted of the following at December 31:

	2008	2007
Raw materials	$389,000	$372,000
Finished goods	4,300,000	4,210,000
Packaging materials	222,000	369,000
Gross inventory	4,911,000	4,951,000
Provision for obsolete and slow moving inventory	(346,000)	(368,000)
	$4,565,000	$4,583,000

(9)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2008	2007	Estimated useful life (years)
Land	$159,000	$559,000	—
Buildings and leasehold improvements	1,237,000	1,925,000	10 - 40
Machinery and delivery equipment	4,255,000	4,505,000	3 - 20
Vehicles	2,559,000	3,277,000	2 - 8
Furniture, fixtures, and data processing equipment	858,000	823,000	3 - 12
	9,068,000	11,089,000
Less accumulated depreciation	(4,790,000)	(4,713,000)
	$4,278,000	$6,376,000

The net book value of property, plant and equipment and assets held for sale under notes payable aggregated $1,994,000 and 3,687,000 at December 31, 2008 and 2007, respectively. The net book value of property, plant and equipment and assets held for sale pledged as collateral under capital lease agreements aggregated $1,669,000 and $1,746,000 at December 31, 2008 and 2007, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Assets Held for Sale

Assets held for sale and related debt consisted of the following at December 31, 2008:

Land	$266,000
Buildings and leasehold improvements	480,000
Machinery and delivery equipment	210,000
Vehicles	502,000
1,458,000
Less accumulated depreciation	(532,000)
$926,000

Current portion of debt	$84,000
Non-current portion of debt	$469,000

(11)

Notes Payable

At December 31, 2008 and 2007, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate, at our option, of prime or Libor plus the applicable margin (currently Libor + 3.5%), which is 4.6 % at December 31, 2008. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. If availability on the line of credit falls below $900,000, the Company must also comply with certain restrictive financial loan covenants or be in default. The Company would violate these loan covenants if they were applicable as of December 31, 2008. In March 2008, the maturity date of the line of credit was extended from June 1, 2008 to June 1, 2009 and is subject to annual renewal thereafter. As part of this extension, the line of credit was amended to include an unused line fee of 0.5% per annum and the interest rate was increased to Libor plus 3.5%.

The line of credit availability is based on a borrowing base consisting of the Company’s eligible accounts receivable and inventories. At December 31, 2008, the outstanding balance on the line of credit was $2,879,000. We were eligible to borrow $4,807,000 resulting in excess availability of $1,928,000. In December 2008, the line of credit agreement was amended to require the Company to maintain a lock box arrangement requiring cash receipts to be deposited against the line of credit balance.

(12)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31:

	2008	2007
Employee compensation related items	$93,000	$290,000
Taxes, other than income taxes	184,000	132,000
Product warranty	41,000	44,000
Closure costs	673,000	560,000
Litigation loss contingency	51,000	140,000
Interest	6,000	11,000
Professional fees	42,000	14,000
Other	181,000	225,000
	$1,271,000	$1,416,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2008	2007
Mortgage note payable, interest at prime plus 1% and principal payment of $1,127 plus interest payable monthly, with a previous balloon payment of approximately $137,000. Property sold and mortgage paid in full December 2008	$—	$150,000
Mortgage note payable, interest at prime plus 1% (4.25% at December 31, 2008), principal payments $800 plus interest payable monthly, with a balloon payment of approximately $49,000 due November 2011	77,000	86,000
Mortgage note payable, interest at prime plus 1% and principal payment of $1,678 plus interest payable monthly, with a previous balloon payment of approximately $160,000. Property sold and mortgage paid in full December 2008	—	181,000
Mortgage note payable, interest at prime plus 1% (4.25% at December 31, 2008), principal payment of $556 plus interest payable monthly with a balloon payment of $49,000 extended to November 7, 2011	68,000	75,000
Mortgage note payable at 6.99%, principal and interest payable monthly in the amount of $6,445, with a previous balloon payment of approximately $343,600. Property was sold and mortgage paid in full December 2008	—	450,000
Mortgage note payable at Libor plus 2.5% (3.0% at December 31, 2008), principal and interest payable monthly in the amount of approximately $2,042, with a balloon payment of approximately $125,000 due April 20, 2015	280,000	304,000
Mortgage note payable, interest at prime plus 1% (4.25% at December 31, 2008) Principal payments of $1,300 plus interest payable monthly with a balloon payment of approximately $198,000 due November 2011	244,000	—
Capitalized lease obligations, interest at various rates ranging from 5.76% to 10.0% per annum, principal and interest payable monthly expiring at various dates through February 2012	419,000	639,000
Equipment notes payable, interest at various rates ranging from 6.3% to 9.81%, per annum, principal and interest payable monthly expiring at various dates through March 2012	888,000	1,423,000
	1,976,000	3,308,000
Less current maturities	(779,000)	(965,000)
Long-term portion	$1,197,000	$2,343,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Long-Term Debt – (Continued)

Long-term debt matures as follows:

Year ending December 31,	Amount
2009	$779,000
2010	366,000
2011	590,000
2012	58,000
2013	25,000
Thereafter	158,000
$1,976,000

The carrying amount of debt, excluding capital leases, was approximately $1.5 million and $2.7 million at December 31, 2008 and 2007, respectively.

In November 2008, the Company received net cash proceeds of $243,000 from additional mortgage financing on its real property located in Tampa, Florida. In connection with the new mortgage financing, the maturity date of existing mortgage indebtedness was extended from March 10, 2009 to November 7, 2011, to correspond to the maturity date of the new mortgage debt. The Tampa real property is listed for sale and is classified in the balance sheet as assets held for sale.

(14)

Income Taxes

Deferred tax assets and liabilities consisted of the following at December 31:

	2008	2007
Allowance for doubtful accounts	$636,000	$521,000
Litigation reserve	20,000	57,000
Gain on sales of assets	—	51,000
Inventory reserve	236,000	148,000
Closure costs	267,000	226,000
Other	18,000	20,000
Current deferred tax asset	1,177,000	1,023,000
Valuation allowance	(1,177,000)	—
Net current deferred tax asset	$—	$1,023,000

	2008	2007
State net operating loss carryforward	$379,000	$65,000
Federal net operating loss carryforward	900,000	—
Goodwill amortization	171,000	214,000
Tax credit carryforwards	196,000	—
Deferred compensation	66,000	114,000
Property, plant and equipment	(442,000)	(734,000)
Other	6,000	12,000
Long term deferred asset (liability)	1,276,000	(329,000)
Valuation allowance	(1,276,000)	—
Net long term deferred tax asset (liability)	$—	$(329,000)

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(14)

Income Taxes – (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for continuing operations is as follows at December 31:

	2008		2007
U.S. statutory rate	(34.0%	)	(34.0%	)
State taxes	(3.8%	)	(2.0%	)
Valuation allowance	33.6%		––
	(4.2%	)	(36.0%	)

The Company has a net operating loss of $6.1 million for the year ended December 31, 2008 and carried back approximately $3.6 million of 2008 taxable loss resulting in a tax refund of approximately $1.1 million which is classified on the balance sheet as an income tax receivable as of December 31, 2008. The Company has a net operating loss carry forward of approximately $2.5 million which expires in 2028. Due to the cumulative losses over the past three years, the Company believes it is more likely than not that the deferred tax assets will not be realized. As a result, the Company has recorded a valuation allowance of $2,453,000 in 2008.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the year 2004 in the first quarter of 2007. As of December 31, 2007, the IRS finalized their examination and did not have any adjustments or changes to the 2004 return.

(15)

Capital Stock

(a)

Common Stock

At December 31, 2008 and 2007, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,533,085 and 2,514,002, respectively, shares were issued and outstanding.

In 2008, the Company issued 19,083 shares of common stock in connection with the vesting of restricted stock units and an agreement with a former employee.

In 2007, the Company issued 7,500 shares of common stock in connection with the exercise of stock options.

(b)

Preferred Stock

At December 31, 2008 and 2007, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(16)

Share-Based Compensation

Prior to May 25, 2006, we had two stock option plans, the Directors’ Stock Option Plan (the “Directors Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan” and collectively with the Directors Plan, the “1999 Plans”). The 1999 Plans provide for options to be granted with exercise prices at generally no less than fair market value of the common stock at the grant date. Options granted under the 1999 Plans have a term of up to 10 years and are exercisable six months from the date of grant subject to vesting requirements that may be imposed in individual grants. A total of 225,000 and 100,000 shares were reserved for issuance pursuant to options under the Employee and Directors’ Plans, respectively. As of December 31, 2008 and 2007, no shares were available for future grants under either the Employee Plan or Director Plan.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Share-Based Compensation – (Continued)

In May 2006, we adopted our 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan includes the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan provides for 150,000 shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were previously available under the Employee Plan (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan replaced the 1999 Plans for all awards following May 2006, including awards to Directors. The 1999 Plans and 2006 Plan are administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted.

In November 2007, we awarded an aggregate of 71,000 restricted stock units to certain board members, executives and members of management. Each restricted stock unit represents the right to receive one share of the Company’s common stock. The awards vest 25% on each anniversary of the grant date so long as the recipient remains with the Company. Shares of common stock are issued when vested. In November 2008, an aggregate 15,750 shares of common stock were issued upon vesting of an equivalent restricted stock unit. The awards also vest on a change in control provided certain conditions are met. We valued the awards in accordance with SFAS 123R, which was based on the price of the Company’s common stock at the grant date which was $3.66 resulting in a total fair value of approximately $260,000. Share based compensation expense related to the restricted stock units was $64,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively.

In May 2008, we awarded an aggregate of 3,333 shares of common stock to a former employee. This award vested 100% on the grant date. The Company valued the award in accordance with SFAS 123R, which was based on the price of the Company’s common stock at the grant date, which was $3.66, resulting in a total fair value of approximately $12,000 which was recorded as share-based compensation expense for the year ended December 31, 2008.

In October 2008, we re-priced options to purchase 87,000 shares of common stock previously outstanding which had exercise prices ranging from $1.24 to $14.75. The new exercise price of these stock options is $0.79 and the options were exercisable immediately. Additionally, in October 2008, we issued options to purchase 64,000 shares of common stock. These stock options have a five year term, vested 100% upon grant and have an exercise price of $0.79. The Company valued the awards in accordance with SFAS 123R, which was based on the price of the Company’s common stock at the grant date, which was $0.79 and recorded share-based compensation expense of $78,000 for the year ended December 31, 2008.

At December 31, 2008, there were approximately 26,000 shares remaining available for awards under the 2006 Plan and there is approximately $191,000 in share-based compensation related to the issuance of restricted stock to be recognized from 2009 through 2011.

A summary of the option activity under our stock option plans as of December 31, 2008 and 2007 are presented in the following table:

	Number of Options		Weighted-Average Exercise Price Per Share
	2008	2007	2008		2007
Options outstanding at January 1	100,000	108,000	$8.42		$7.89
Granted	64,000	—	$.79		$—
Exercised	—	(7,000)	$—		$.87
Forfeited or expired	(4,000)	(1,000)	$1.25		$6.46
Options outstanding at December 31	160,000	100,000	$1.67	*	$8.42
Vested at December 31	160,000	100,000	$1.67	*	$8.42
Exercisable at December 31	96,000	100,000	$2.27	*	$8.42

———————

*

This weighted-average exercise price reflects re-pricing options to purchase 87,000 shares of common stock previously issued.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Share-Based Compensation – (Continued)

	Intrinsic Value at December 31,
	2008	2007

Exercised	—	$24,000
Forfeited or expired	—	$ 2,000
Options outstanding and vested	—	—
Exercisable	—	—

Weighted average information of stock options outstanding and vested at December 31, 2008 was as follows:

Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
148,000	1.68	$0.79
12,000	2.00	$12.06

The fair value of stock options re-priced and granted during 2008 was $0.76 per share at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions; no expected dividend yield; expected volatility of 204%; risk free interest rate of 2.24%; and an expected option life of 4 years. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The estimated expected option life is based primarily on historical employee exercise patterns. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options.

(17)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the years ended December 31, 2008 and 2007 because their inclusion would have been anti-dilutive. There were 160,000 anti-dilutive common stock equivalents at December 31, 2008 and these stock options had exercise prices ranging from $0.79 to $12.06 per share. There were 100,000 anti-dilutive common stock equivalents at December 31, 2007 and these stock options had exercise prices ranging from $1.24 to $14.75 per share.

(18)

Related Party Transactions

We paid legal fees of approximately $ 169,000 and $205,000 in 2008 and 2007, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $22,000 and $6,500 at December 31, 2008 and 2007, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board is awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was $127,000 and $142,000 at December 31, 2008 and 2007, respectively, and was fully paid in the first quarter of 2009 to the Chairman of the Board.

We paid annual lease payments for the use of a distribution facility to the former owner of a business acquired by us in the amount of $23,000 in 2007.

The husband of a member of our board of directors is an executive officer of one of our vendors and a new member on our board of directors is the chief financial officer of the same vendor. We purchased approximately $874,000 and $309,000 in material from this vendor during the years ended December 31, 2008 and 2007, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(19)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in five lawsuits pending in various Southeastern states, brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights for four of these claims. With respect to the claim for which coverage has not yet been accepted, the insurance carrier has been placed on notice and is expected to accept coverage and pay all defense and indemnity costs once the self insured retention has been exhausted.

Of the five EIFS claims, one such claim is subject to insurance policies that have $50,000 “self-insured retention” requirements (“S.I.R”) that did not exist in previous insurance policies with other carriers. Pursuant to the S.I.R requirement, DFH is required to make payments towards either the defense or indemnity of this claim, including but not limited to the payment of attorneys’ fees, costs and settlement payments up to the S.I.R limit. Once the S.I.R. limit has been satisfied, the applicable insurance carrier is required to defend and indemnify DFH. Any additional costs that are incurred, whether in the form of defense or indemnity payments, are thereafter the sole responsibility of the insurance carrier up to policy limits.

In addition there previously existed five EIFS cases all of which have been settled, that DFH believes were covered by insurance policies issued by another carrier which do not contain an S.I.R. This prior insurance carrier, however, denied coverage.  Accordingly, on March 7, 2008, DFH filed an action seeking a declaratory judgment against such insurer in Florida state court regarding one of these five remaining EIFS cases. DFH has requested that the court declare as a matter of law that DFH’s prior insurer has a duty to defend and indemnify DFH in this EIFS case, as well as reimburse DFH for all attorneys’ fees and costs it has incurred as a result of the insurer’s denial of coverage. DFH is vigorously pursuing this litigation against the insurer.

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

(19)

Commitments and Contingencies – (Continued)

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

Based on the pending EIFS claims that are subject to S.I.R. requirements contained in the underlying insurance policies with one of its insurance carriers, we have established a loss contingency of approximately $51,000 which is recorded in accrued expenses and other liabilities at December 31, 2008. Due to the uncertainty of litigation, loss contingency estimates will continue to be adjusted in future periods based upon the resolution of claims and reported claims, when applicable.

Asbestos Litigation

Premix is a defendant in six claims (two of which include Imperial as a defendant) and non-affiliated parties which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of 30 years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least 10 of its prior insurance carriers that have provided product liability coverage to the Company including potential coverage for alleged injuries related to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Further although certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage under the subject insurance policies, we believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to S.I.R. requirements. Further the Company and Premix have substantial umbrella/excess coverage for these claims in addition to the underlying insurance described above. We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position. None of Premix’s or the Company‘s currently manufactured products contain asbestos.

General

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect. The Company and its subsidiaries are engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(19)

Commitments and Contingencies – (Continued)

 (b)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2009, annual matching contributions were made based on a percentage of eligible employee compensation deferrals. The contribution is made in cash to the plan on behalf of our employees. For the years ended December 31, 2008 and 2007, the aggregate contribution made to the plan by the Company was approximately $41,000 and $50,000, respectively.

 (c)

Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases. For all noncancellable operating leases, future minimum lease commitments consisted of the following at December 31:

Amount
2009	$892,000
2010	730,000
2011	541,000
2012	299,000
2013	153,000
$2,615,000

Rent expense for warehouses, distribution facilities, manufacturing plants and the corporate office incurred under operating leases was $1,048,000 and $1,278,000 for the years ended December 31, 2008 and 2007, respectively.

(20)

Employment Agreement

The Company has a one-year renewable employment agreement with its Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(21)

Business and Credit Concentrations

For the years ended December 31, 2008 and 2007, two vendors in aggregate, accounted for approximately 29% and 36% of total purchases and, no single vendor accounted for more than 17% and 22%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. No single customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2008 or 2007, respectively.

(22)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders on our consolidated balance sheets are $56,000 and $82,000 at December 31, 2008 and December 31, 2007, respectively.

SCHEDULE II

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYNG ACCOUNTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Description	Balance beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions (A)	Balance at end of period

Year Ended December 31, 2008:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$1,294,000	$1,949,000	—	$1,642,000	$1,601,000
Year Ended December 31, 2008:
Deferred tax valuation allowance	—	$2,453,000	—	—	$2,453,000
Year Ended December 31, 2007:
Reserves and allowances deducted from asset accounts;
Allowance for doubtful accounts:
Trade	$1,077,000	$1,061,000	—	$844,000	$1,294,000

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

b.

Changes in internal controls.

There were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 9A(T).

Controls and Procedures

a.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce(1)	60	Chairman of the Board
Lisa M. Brock(1)	50	Vice Chairman of the Board
Nadine Gramling(2)	63	Director
Douglas P. Kintzinger(2)	48	Director
Milton J. Wallace(3)	73	Director
Morton L. Weinberger, CPA(3)	79	Director
Howard L. Ehler, Jr.(2)	65	Director, Principal Executive Officer, Chief Operating Officer, and Secretary of the Company, Vice President of Premix and Vice President of Just-Rite
Steven M. Healy, CPA	46	Chief Financial Officer of the Company
Fred H. Hansen	62	President, Premix and DFH, Inc.

———————

(1)

Class III Director

(2)

Class I Director

(3)

Class II Director

Pursuant to our Certificate of Incorporation, our Board of Directors is currently divided into three classes, with one class standing for election each year for three year terms. The terms of the Class I, Class II and Class III directors are scheduled to expire at the 2011, 2009 and 2010 Annual Shareholders Meetings, respectively.

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the Company since 1988. Mr. Ponce has been engaged in the practice of law for over thirty (30) years and is currently a shareholder in the law firm of Legon, Ponce & Fodiman, P.A. During 2002, Mr. Ponce served as special counsel to then United States Senator Bob Graham. During 2008, Mr. Ponce served as the President and Chairman of the Orange Bowl Committee and is a trustee of the University of Florida. Additionally, Mr. Ponce is a member of the Board of Directors of the University of Florida Athletic Association, Inc. where he serves on various committees, including the Chairman of its finance committee. He is also a non-practicing certified public accountant.

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

Douglas P. Kintzinger. Mr. Kintzinger was elected a member of the Board of Directors in June 2008. Mr. Kintzinger was formerly an Executive Vice President and Chief Financial Officer of Jeld-Wen Holdings, Inc., a manufacturer and distributor of doors, windows and related building materials products, for over 5 years until January, 2009. He currently serves as Chairman of the Board of South Valley State Bank, a state bank, Oregon Tech Foundation, a non-profit fund raising arm of Oregon Institute of Technology, Brooks Resources Corporation, a real estate development company and Hampton Affiliates a manufacturer of lumber products.

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

Fred H. Hansen. Mr. Hansen has been President of Premix since May 2007 and President of DFH since January 2006. From 2001 until his appointment as President of DFH, he served as a consultant and as an employee of the Company and its subsidiaries. Mr. Hansen had been President of Premix and DFH from September 1996 to December 2000.

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

The Company’s officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16(a)-3, the following director failed to file certain of such reports required thereunder in the time required: Douglas Kintzinger filed one Form 4 late in October 2008

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct, applicable to its directors, executive officers and employees. The Code of Business Conduct is available on the Company’s website at www.imperialindustries.com. The Code of Business Conduct complies with Securities and Exchange Commission (the “SEC”) requirements, including procedures for the confidential, anonymous submission by employees or others of any complaints or concerns about the Company or its accounting, internal accounting controls or auditing matters. The Company will also mail these materials to any shareholder who requests a copy. Requests may be made by contacting the Corporate Secretary at the Company’s principal executive address at 3790 Park Central Boulevard North, Pompano Beach, Florida 33064.

Director Nominating Process

Our Board of Directors does not maintain a Nominating Committee. The Board of Directors has determined that it is in our best interest that the entire Board takes the appropriate actions that would normally be delegated to such a committee. Accordingly, each member of the Board of Directors participates in the consideration of director nominees. A majority of the Company’s Board of Directors is independent as that term is defined by the listing standards of the NASDAQ Stock Market, promulgated by the National Association of Securities Dealers, Inc. The Board of Directors does not have a separate nominating committee charter. However, it has adopted Board resolutions establishing the procedures for the nomination of directors, which was previously outlined in our proxy statement for our 2008 annual meeting of shareholders. There has been no change to the procedures outlined therein.

Audit Committee

The Company maintains a standing Audit Committee. The current members of the Audit Committee are Morton L. Weinberger, as Chairman, Milton J. Wallace, Douglas Kintzinger and Nadine Gramling. The Audit Committee met four times during 2008. Lisa Brock was a member of the Audit Committee until she resigned her position on such committee in November 2007. All members of the Audit Committee are independent of the Company and management, as defined in the listing standards of NASDAQ and SEC Rule 10A-3.

The Audit Committee’s main role is to assist the Board of Directors with oversight of (1) the integrity of the Company’s financial statements, (2) the independent auditor’s qualifications and independence and (3) the performance of the Company’s internal audit function and independent auditors. As part of its duties, the Audit Committee assists in the oversight of (a) management’s assessment of, and reporting on, the effectiveness of internal control over financial reporting, and (b) the independent auditor’s audit, which includes expressing an opinion on the conformity of the Company’s audited financial statements with United States generally accepted accounting principles. The Audit Committee oversees the Company’s accounting and financial reporting process and has the authority and responsibility for the appointment, retention and oversight of the Company’s independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. The Audit Committee annually reviews and approves the firm to be engaged as independent auditors for the Company for the next fiscal year, reviews with the independent auditors the plan and results of the audit engagement, reviews the scope and results of the Company’s procedures for internal auditing and monitors the design and maintenance of the Company’s internal accounting controls.

The Board of Directors has determined that Morton L. Weinberger meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Mr. Weinberger is a certified public accountant and has served as an independent auditor with independent public accounting firms as described in his biography above.

Item 11.

Executive Compensation

2008 Summary Compensation Table

The following table summarizes the compensation earned by, and paid to, the Named Executive Officers during the two years ended December 31, 2008.

Name and Principal position	Year	Salary ($)		Bonus(1) ($)	Stock Awards (2) ($)	Option Awards(3) ($)	Non-equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation(7)	Total ($)
Howard L. Ehler, Jr. Principal Executive Officer of the Company; Vice President of Premix and Just-Rite	2008	$210,000	(4)	—	$8,072	$3,793	$30,000(5)	$(44,599)(6)	$11,525(8)	$218,791
	2007	$210,000	(4)	$75,000	$ 460	—	$30,000(5)	$ 17,448 (6)	$ 6,715(9)	$339,623

Steven Healy Chief Financial Officer	2008	$130,000		—	$4,372	$2,655			$ 2,842(10)	$139,869
	2007	$130,000		$19,500	$ 300	—	—	—	$ 2,310(11)	$152,110

Fred Hansen President of Premix.	2008	$150,000		—	$4,372	$2,655			$ 3,995(12)	$161,022
	2007	$150,000		$85,000	$ 300	—	—	—	$ 6,535(13)	$241,835

———————

(1)

Bonuses shown were earned in the year indicated even though actually paid in a subsequent year.

(2)

The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) for restricted stock units vested during the fiscal year. In 2007, 6,000, 4,000 and 4,000 Restricted Stock Units were granted to Messrs. Ehler, Healy and Hansen, respectively under the Company’s 2006 Stock Plan. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Assumptions made in the calculation of these amounts are included in Note 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included elsewhere herein.

(3)

The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123 (R). In 2008, options to purchase 5,000, 3,500 and 3,500 shares of common stock were granted to Messrs. Ehler, Healy and Hansen, respectively, under the Company’s 2006 Stock Plan. In addition outstanding options to purchase 12,461, 5,000 and 5,000 shares of common stock held by Messrs. Ehler, Healy and Hansen respectively were re-priced in 2008. Assumptions made in the calculation of these amounts are included in Note 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included elsewhere herein.

(4)

The Company and Mr. Ehler are parties to a one year renewable employment agreement pursuant to which Mr. Ehler received a $210,000 salary in calendar year 2008 and will receive a base annual salary of $150,000 for 2009. See “Employment/Change of Control Agreements” below.

(5)

Includes $30,000 in deferred compensation payable pursuant to a deferred compensation arrangement as described in “Non-Qualified Deferred Compensation” below.

(6)

Represents the increase (decrease) in value of investment account held in a deferred compensation plan account for the benefit of Mr. Ehler during such fiscal year.

(7)

The Company provides the Named Executive Officers with group life, health, medical and other non-cash benefits generally offered to all salaried employees which are not included in this column pursuant to SEC rules.

(8)

The amounts shown in this column includes $3,243 in matching contributions under our 401(k) Plan, $3,620 representing the value of the personal use of a Company automobile; $624 as a Company contribution to disability insurance premiums and $4,038 in used vacation pay.

(9)

The amounts shown in this column includes $3,208 in matching contributions under our 401(k) Plan, $2,759 representing the value of the personal use of a Company automobile; and $748 as a Company contribution to disability insurance premiums.

(10)

The amounts shown in this column includes $2,280 in matching contributions under our 401(K) Plan and $507 as a Company contribution to disability insurance premiums.

(11)

The amounts shown in this column includes $2,310 in matching contributions under our 401(k) Plan.

(12)

The amounts shown in this column includes $1,800 in matching contributions under our 401(k) Plan, $1,633 representing the value of the personal use of a Company automobile; and $562 as a Company contribution to disability insurance premiums.

(13)

The amounts shown in this column includes $2,250 in matching contributions under our 401(k) Plan, $1,400 representing the value of the personal use of a Company automobile; and $2,885 in used vacation pay.

401(k) Plan

We maintain a profit sharing retirement plan for our employees, including our executive officers, which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Historically, annual matching contributions were made based on a percentage of eligible employee compensation deferrals. The contributions were made in cash to the plan on behalf of our employees who participate. Any matching contribution to our executive officers under the 401(k) plan was the same percentage match as offered to all participating employees and are included in the Summary Compensation Table. The Company has elected to not make any matching contributions to employees in 2009, including executive officers.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table provides information regarding outstanding option awards and stock awards held by our Named Executive Officers at the end of 2008.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price (2) ($)	Option Expiration Date	Number of shares or units of stock that have not vested (3)	Market value of shares of units or shares that have not vested(4)($)
Howard L. Ehler, Jr.	5,000	$0.79	10/19/2013	4,500	$1,575
	960	$0.79	3/19/2009
	5,000	$0.79	3/17/2010
	5,000	$0.79	12/20/2010
	882	$0.79	7/30/2009
	619	$0.79	7/30/2009

Steven Healy	3,500	$0.79	10/19/2013	3,000	$1,050
	5,000	$0.79	12/20/2010

Fred Hansen	3,500	$0.79	10/19/2013	3,000	$1,050
	5,000	$0.79	12/20/2010

———————

(1)

Reflects options granted under the Company’s 2006 Stock Award and Incentive Plan (the “2006 Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan”). The Plans provide for options to be granted at generally no less than the fair market value of the Company’s stock at the grant date. The Plans are administered by the Company’s Compensation and Stock Option Committee. Options granted under the Plans have a term up to 10 years and are exercisable six months from the grant date. A total of 26,667 shares are presently reserved for issuance under the Plans. As of December 31, 2008, there were outstanding options to purchase 160,086 shares under the Plans. The exercise prices for the outstanding options range from $0.79 to $12.06 per share. All options expire five (5) years from the date of grant and are fully vested. There are no shares available for further grants under the Employee Plan

(2)

All options granted originally had an exercise price equal to 100% of the fair market value of the common stock on the date of grant. On October 20, 2008, the exercise price of all options listed above, other than options to purchase an aggregate of 12,000 shares of common stock, expiring on October 19, 2013 which were granted on the same day, were re-priced to the market price of the common stock on such date, which was $0.79 per share

(3)

Reflects restricted stock units granted under the 2006 Plan. The 2006 Plan provides for the following types of equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units, (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (vii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation. The 2006 Plan is administered by the Company’s Compensation and Stock Option Committee. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. Each restricted stock unit set forth above was granted on November 27, 2007 and vests in the holder 25% on each anniversary of the Grant Date, subject to the satisfaction of certain conditions including continued employment with the Company on such anniversary date. A total of 26,667 shares are presently reserved for issuance of awards under the 2006 Plan. As of December 31, 2008, there were outstanding restricted stock units representing an aggregate of 63,000 shares under the 2006 Plan.

(4)

The market value of such shares subject to the restricted stock units is based upon $.35 per share as of December 31, 2008.

Non-Qualified Deferred Compensation

The following table provides information regarding the non-qualified deferred compensation of our named executive officers in 2008

Name	Company Contributions in 2008 ($)	Aggregate Earnings in 2008 ($)	Aggregate Balance in 2008 ($)
Howard L. Ehler, Jr.	$30,000	$(44,599)(1)	$127,160(2)

———————

(1)

Earnings represent the change in value of the investment account during the fiscal year.

(2)

The balance represents aggregate amounts contributed by the Company pursuant to the Deferred Compensation Plan, together with the aggregate increase (decrease) in the value of the investment Account.  The named executive officer did not make any contributions to the Deferred Compensation Plan.

The Company established a Deferred Compensation Plan (the “Deferred Plan”) in 2004. The eligible persons under such plan were S. Daniel Ponce, the Company’s Chairman of the Board, Howard L. Ehler, Jr., the Company’s Principal Executive Officer and such other executive officers of the Company as the Compensation and Stock Option Committee shall designate from time to time.

Pursuant to the Deferred Plan, the Company agreed to make non-discretionary contributions of $30,000 per year for Mr. Ehler for a period of five (5) years commencing with fiscal 2004, so long as Mr. Ehler is an employee as of the end of each year. The Company also had the right to make additional discretionary contributions for the benefit of Mr. Ehler or such other participants.

The contributions to the Deferred Plan were fully vested at the times of such contributions. Participants were given the ability to elect certain investment vehicles for the contributions such as mutual funds. In general, a participant’s account would be distributed on the earlier of the fourth anniversary of the date on which such participant commenced participation in such plan or the first day of the month immediately following the participants termination of employment; provided however, Mr. Ehler was not entitled to receive distributions on account of his termination other than for reasons of death or disability until six months following such termination. On December 23, 2008, the Deferred Plan was amended to comply with Section 409A of the U.S. Internal Revenue Code. As a result of such amendment, the balance in each participant’s account was disbursed to such individual during the first two months of 2009. There will not be any further contribution to the Deferred Plan for any Participant.

Employment/Change of Control Agreements

The Company is a party to a one year renewable employment agreement with Howard L. Ehler, Jr. No other executive has an employment, severance or change of control agreement. Mr. Ehler serves as the Company’s Principal Executive Officer, Chief Operating Officer and Secretary. In accordance with the employment agreement, Mr. Ehler would have been entitled to a base annual salary for 2009 in the amount of $210,000. Notwithstanding, Mr. Ehler has agreed to accept an annual base salary of $150,000. Mr. Ehler’s employment agreement provides for automatic renewals for additional one year periods on July 1st of each year, unless the Company or Mr. Ehler notifies the other party of such party’s intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. Pursuant to the employment agreement, Mr. Ehler receives the use of a company car, as well as certain other benefits, such as health and disability insurance. Mr. Ehler is also entitled to receive incentive compensation based upon individual and Company performance criteria developed by the Compensation Committee from time to time.

Prior to a Change in Control (as defined in Mr. Ehler’s employment agreement), the Company has the right to terminate the employment agreement, without cause, at any time upon thirty days written notice, provided the Company pays to Mr. Ehler a severance payment equivalent to 50% of his then current annual base salary. Mr. Ehler has agreed not to disclose information and not to compete with the Company during his term of employment and, in certain cases, for a two (2) year period following his termination.

In the event of a Change in Control, the employment agreement is automatically extended to a three year period. Thereafter, Mr. Ehler would be entitled to terminate his employment with the Company for any reason at any time. In the event Mr. Ehler so terminates his employment, Mr. Ehler would be entitled to receive the lesser of (i) a lump sum equal to the base salary payments and all other compensation and benefits Mr. Ehler would have received had the employment agreement continued for the full term; or (ii) three times Mr. Ehler’s base salary then in effect on the effective date of termination. Mr. Ehler would also be entitled to such severance in the event the Company terminates Mr. Ehler’s employment without cause after a Change of Control. The severance payment payable as a result of a Change of Control would be made six months following the effective date of termination of Mr. Ehler’s employment, except in certain specified circumstances such as Mr. Ehler’s death which would accelerate payment.

Mr. Healy does not have an employment or change of control agreement. His base salary of $110,000 for fiscal 2009 was set by the Compensation Committee.

DIRECTORS COMPENSATION

Non-employee director compensation is determined annually by the Board of Directors. Directors who are also employees of the Company receive no additional compensation for service as a director. The following table shows compensation for our non-employee directors for the year ended December 31, 2008:

Name	Fees earned or Paid in Cash(1) ($)		Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
S. Daniel Ponce	$62,500	(4)	$4,575	$7,828	$30,000(5)	$(44,599)(6)	$3,050(7)	$63,354
Lisa M. Brock	$80,500	(8)	$4,575	$7,828	—	—	—	$92,903
Nadine Gramling	$21,750		$4,575	$6,721	—	—	—	$33,046
Milton J. Wallace	$24,250		$4,575	$7,828	—	—	—	$36,653
Morton L. Weinberger	$32,250	(9)	$4,575	$7,828	—	—	—	$44,653
Douglas Kintzinger	$11,667	(10)	—	$5,691	—	—	—	$17,358

———————

(1)

For the first three months of 2008, each non-employee director, other than Mr. Ponce, received the pro-rata portion of an annual cash retainer of $12,000 as compensation for their service as a director, $15,000 for their service as a member of the Audit Committee and $10,000 for service on the Compensation Committee. During the last nine months of 2008, each non-employee director, other than Mr. Ponce, received the pro-rata portion of a $20,000 annual retainer for service on the Board, inclusive of service on any committee, including service as chairman of such committee

(2)

The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R). In 2007, 5,000 Restricted Stock Units were granted to each non-employee director, except for Mr. Kintzinger who was not a director at that time, under the Company’s 2006 Stock Plan in 2007. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Such restricted stock units vest 25% on each anniversary date of the grant. Assumptions made in the calculation of these amounts are included in Note 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included elsewhere herein.

(3)

Non-employee directors are eligible to receive discretionary grants of awards under the 2006 Plan. The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R). Each non-employee director other than Ms. Gramling and Mr. Kintzinger received options to purchase 5,000 shares of common stock under the Company’s 2006 Stock Plan. Ms. Gramling and Mr. Kintzinger each received options to purchase 7,500 share of common stock. Each option vested immediately upon grant and is exercisable commencing six months following the grant date for a period of five years at an exercise price of $0.79 per share. In addition, outstanding stock options to purchase 11,750 shares of common stock for each non-employee director, except for Ms. Gramling, who owned 3,000 outstanding options, and Mr. Kintzinger who held no outstanding options, were re-priced in 2008. Assumptions made in the calculation of these amounts are included in Note 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 appearing elsewhere in this Annual Report on Form 10-K.

(4)

Mr. Ponce received a retainer of $62,500 in 2008 for his service as Chairman of the Board.

(5)

Mr. Ponce received $30,000 of deferred compensation per year for a period of five (5) years commencing with fiscal 2004 pursuant to the Deferred Compensation Plan (the “Deferred Plan”) described below.

(6)

Represents the increase (decrease) in value of the investment account held in the Deferred Plan for the benefit of Mr. Ponce during 2008.

(7)

The Company provides Mr. Ponce with the use of a Company car. The amount set forth above represents that portion of the cost of the automobile allocated to personal use by Mr. Ponce.

(8)

Ms. Brock received a $55,000 retainer in 2008 for her service as Vice Chairman of the Board. Ms Brock also received in the first three months of 2008 the pro-rata portion of an annual retainer of $15,000 for service as Chairman of the Compensation Committee.

(9)

Mr. Weinberger received in the first three months of 2008 the pro-rata portion of an annual retainer of $47,000 for his service as Chairman of the Audit Committee.

(10)

Mr. Kintzinger joined the Board in June 2008 and received an annual pro-rated retainer of $20,000 for his service on the Board.

All directors’ fees in 2008 to non-employee directors for service on the Board and Committees were generally made in monthly installments. Ms. Brock received $55,000 of her compensation as Vice Chairman in May 2008. Directors are also reimbursed for expenses which may be incurred by them in connection with the business and affairs of the Company.

Each director in 2009, other than Mr. Ponce, will receive a $20,000 annual retainer for service on the Board, inclusive of service on any committees, including service as chairman of any such committee. Mr. Ponce’s annual retainer for service as Chairman of the Board will be $50,000. Ms. Brock will receive an annual retainer for her service as Vice Chairman of the Board in the amount of $40,000, in addition to her retainer as a member of the Board.

Contributions to the Deferred Plan were fully vested at the times of such contributions. Participants were given the ability to elect certain investment vehicles for the contributions, such as mutual funds. In general, a participant’s account would be distributed on the earlier of the fourth anniversary of the date on which such participant commenced participation in such plan or the first day of the month immediately following the participant’s termination of employment; provided however, Mr. Ponce was not entitled to receive distributions on account of his termination other than for reasons of death or disability until six months following such termination. On December 23, 2008, the Deferred Plan was amended to comply with Section 409A of the U.S. Internal Revenue Code. As a result of such amendment, the balance in each participant’s account was disbursed to such individual during the first two months of 2009. There will not be any further contribution to the Deferred Plan for any Participant.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 26, 2009 with respect to the beneficial ownership of the Company’s common stock by (i) each director or nominee for director of the Company, (ii) each executive officer who is a Named Executive Officer in the Summary Compensation Table set forth in Item 11 of this Annual Report on Form 10-K, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Shares Beneficially Owned
Lisa M. Brock	122,309(3)	4.8%
Howard L. Ehler, Jr.	39,545(4)	1.6%
Nadine Gramling	11,750(5)	.5%
Fred Hansen	9,500(6)	.4%
Steven Healy	9,500(7)	.4%
Douglas P. Kintzinger	9,000(8)	.4%
S. Daniel Ponce	81,863(9)	3.2%
Milton J. Wallace	55,500(10)	2.2%
Morton L. Weinberger	42,802(11)	1.7%
All directors and officers as a group (10 persons)	387,894(12)	14.6%

———————

(1)

Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

(2)

The percent of class for common stockholders is based upon 2,533,085 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

(3)

Includes 16,750 shares of common stock issuable upon exercise of stock options.

(4)

Includes 16,501 shares of common stock issuable upon exercise of stock options.

(5)

Includes 10,500 shares of common stock issuable upon exercise of stock options.

(6)

Includes 8,500 shares of common stock issuable upon exercise of stock options.

(7)

Includes 8,500 shares of common stock issuable upon exercise of stock options.

(8)

Includes 7,500 shares of Common Stock issuable upon exercise of options.

(9)

Includes 16,750 shares of common stock issuable upon exercise of stock options.

(10)

Includes 16,750 shares of common stock issuable upon exercise of stock options units and 25,000 shares held in an individual retirement account of which Mr. Wallace is the beneficiary.

(11)

Includes 16,750 shares of common stock issuable upon exercise of stock options.

(12)

Includes 122,001 shares of common stock issuable upon exercise of stock options.

Item 13.

Certain Relationships and Related Transactions and Directors Independence

The Company’s Board of Directors has delegated to the Audit Committee the responsibility to review, approve and ratify any transaction involving more than $120,000 in any fiscal year in which the Company is participant and in which any Director, executive officer or any immediate family member has a direct or indirect material interest. Directors and executive officers are required to inform the Audit Committee of any such transaction promptly after they become aware of it and the Audit Committee collects information about the transaction for approval before they are entered into or if this is not practical for ratification after the transaction has occurred. The Audit Committee approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company, including whether the transaction impairs independence of a director.

The law firm of Legon, Ponce & Fodiman, P.A., of which Mr. Ponce, the Company’s Chairman of the Board is a shareholder, served as general counsel to the Company. The law firm received $169,000 in fees in 2008 for legal services rendered to the Company and its subsidiaries. Such fees were for services rendered by members and associates of the law firm other than Mr. Ponce.

Mr. Douglas Kintzinger, a Class I director of the Company, was formerly Executive Vice President and Chief Financial Officer of Jeld-Wen Holdings, Inc., a multi-billion dollar manufacturer and distributor of doors, windows and related materials. In addition, Mark Brock, spouse of Lisa Brock, Vice Chairman of our Company’s Board of Directors, is an executive vice president and director of Jeld-Wen Holdings, Inc. During fiscal 2008, the Company purchased for resale an aggregate of $874,000 of products from Jeld-Wen Holdings and its subsidiaries. Such transactions occurred in the ordinary course of business and were less than 1% of the gross revenues of Jeld-Wen. All purchases were at prices consistent with the prevailing market prices paid by other companies. Such purchases did not have any impact on Mr. Kintzinger’s or Mr. Brock’s respective positions with, or compensation received from, Jeld-Wen Holdings, Inc.

Director Independence

Our Common Stock is listed on the NASDAQ Capital Market. The NASDAQ requires that a majority of our directors be “independent directors,” as defined by the listing standards of the NASDAQ Stock Market, promulgated by the National Association of Securities Dealers, Inc. Generally, a director does not qualify as an independent director if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that five of the Company’s seven directors have no other direct or indirect material relationships with the Company and therefore are independent directors on the basis of the NASDAQ listing standards and an analysis of all facts specific to each director. The independent directors are Lisa M. Brock, Nadine Gramling, Douglas Kintzinger Milton J. Wallace, and Morton L. Weinberger.

Committee Participation

The Board presently has two standing committees: the Compensation and Stock Option Committee and the Audit Committee. The current members of the Audit Committee are Morton L. Weinberger, as Chairman, Milton J. Wallace, Douglas Kintzinger and Nadine Gramling. All members of the Audit Committee are independent of the Company and management, as defined in the listing standards of NASDAQ and SEC Rule 10A-3. The members of the Compensation Committee were Ms. Brock, as Chairman, and Messrs. Wallace and Weinberger. Each member of the Compensation and Stock Option Committee are considered “independent,” as defined under the listing standards of NASDAQ.

Item 14.

Principal Accounting Fees and Services

Audit Committee Pre-Approval Policy

The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent auditor. The Audit Committee may either pre-approve such services based on the amount of fees associated with such services without consideration of specific case-by-case services (“general approval”) or pre-approve specific services (“specific pre-approval”). Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient services, for reasons such as familiarity with the Company’s business, people, culture, accounting systems, risk profile and whether the services enhance the Company’s ability to manage or control risks and improve audit quality. The Audit Committee approved 100% of the fees payable to Grant Thornton LLP as provided below.

Grant Thornton LLP served as the Company’s independent auditors for the years ended December 31, 2007 and 2008. The Board of Directors has not yet selected a firm to serve as auditors for the year ended December 31, 2009. The Audit Committee has considered whether the provision of non-audit services to the Company by Grant Thornton LLP was compatible with maintaining the independence of Grant Thornton LLP.

Fees to Independent Certified Public Accountants

Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audits of the Company’s financial statements for 2008 and 2007, and for the reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC during 2008 and 2007 were approximately $265,000 and $289,000, respectively.

Audit Related Fees. The aggregate fees billed by Grant Thornton LLP for 2008 and 2007 for audit related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under the caption “Audit Fees” were approximately $-0- and $9,000, respectively. This category includes fees related to assistance in financial due diligence related to review and consultation regarding generally accepted accounting principles.

Tax Fees. The aggregate fees billed by Grant Thornton LLP for 2008 and 2007 for professional services rendered for tax compliance and tax advice for the Company were approximately $49,000 and $46,000, respectively and includes fees associated with tax compliance, tax advice and domestic tax planning. This category also includes fees relating to tax planning on mergers and acquisitions, restructurings and other services related to tax disclosure and filing requirements, including employee benefit plans.

All Other Fees. No fees were billed by Grant Thornton LLP for professional services rendered during 2008 and 2007 other than as stated above under the captions ”Audit Fees,” “Audit Related Fees” and “Tax Fees.”

PART IV

Item 15.

Exhibits, Financial Statement Schedules

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
10.17

Amendment No.8 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008)

*10.18

Amendment No. 9 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc.

*10.19

Amendment No. 10 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc.

14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)
*21.1	Subsidiaries of the Company.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a).
*32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 1350.

———————

*

Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 31, 2009	By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	March 31, 2009
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 31, 2009
Lisa M. Brock

/s/ NADINE GRAMLING	Director	March 31, 2009
Nadine Gramling

/s/ MILTON J. WALLACE	Director	March 31, 2009
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 31, 2009
Morton L. Weinberger

/s/ DOUGLAS KINTZINGER	Director	March 31, 2009
Douglas Kintzinger

/s/ HOWARD L. EHLER, JR.	Director, Chief Operating Officer, Principal Executive Officer, and Secretary	March 31, 2009
Howard L. Ehler, Jr.

/s/ STEVEN M. HEALY	Chief Financial Officer	March 31, 2009
Steven M. Healy, CPA