Form 10-Q
period 2009-03-31
IMPERIAL INDUSTRIES INC
filed 2009-05-20
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such starter period that the registrant was required to submit and post such files  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Smaller reporting company ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 18, 2009: 2,533,085.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

3

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2009 and 2008

4

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2009 and 2008

5

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4.      Controls and Procedures

23

PART II. – OTHER INFORMATION

Item 1.      Legal Proceedings

24

Item 1A.   Risk Factors

24

Item 6.      Exhibits

24

SIGNATURES

26

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$290,000	$570,000
Restricted cash	218,000	463,000
Trade accounts receivable, net	4,201,000	4,487,000
Inventories	3,697,000	4,565,000
Income tax receivable	1,079,000	1,079,000
Other current assets	495,000	219,000
Total current assets	9,980,000	11,383,000

Property, plant and equipment, at cost, net	3,992,000	4,278,000
Assets held for sale	633,000	926,000
Other assets	253,000	512,000
Total assets	$14,858,000	$17,099,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,461,000	$4,122,000
Accrued expenses and other liabilities	1,242,000	1,271,000
Payable to former preferred stockholders	50,000	56,000
Deferred compensation	––	255,000
Notes payable – line of credit	2,583,000	2,879,000
Current debt related to assets held for sale	79,000	84,000
Current portion of long-term debt	602,000	695,000
Total current liabilities	8,017,000	9,362,000

Long-term debt related to assets held for sale, net	447,000	469,000
Long-term debt, less current maturities	636,000	728,000
Secured financing	1,134,000	1,134,000
Total liabilities	10,234,000	11,693,000

Commitments and contingencies

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,868,000	14,850,000
Accumulated deficit	(10,269,000)	(9,469,000)
Total stockholders’ equity	4,624,000	5,406,000
Total liabilities and stockholders’ equity	$14,858,000	$17,099,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$7,178,000	$6,416,000

Cost of sales	5,485,000	4,567,000

Gross profit	1,693,000	1,849,000

Selling, general and administrative expenses	2,815,000	3,261,000

Gain on sale of assets	(623,000)	(127,000)

Operating loss	(499,000)	(1,285,000)

Other (expense) income
Interest expense	(84,000)	(54,000)
Gain on litigation settlement	193,000	––
Miscellaneous income (expense)	18,000	(2,000)
	127,000	(56,000)
Loss from continuing operations before income tax expense	(372,000)	(1,341,000)

Income tax expense	––	(31,000)

Loss from continuing operations	(372,000)	(1,372,000)

Loss from discontinued operations, net of taxes	(428,000)	(583,000)

Net loss	$(800,000)	$(1,955,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.15)	$(0.55)
Loss from discontinued operations – basic and diluted	(0.17)	(0.23)
Net loss per share – basic and diluted	$(0.32)	$(0.78)

Weighted average shares outstanding – basic and diluted	2,533,000	2,514,000

See accompanying notes to consolidated financial statements.

 MPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(800,000)	$(1,955,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251,000	293,000
Amortization	5,000	2,000
Provision for doubtful accounts	221,000	248,000
Provision for deferred income taxes	––	694,000
(Gain) loss on disposal of fixed assets	(31,000)	4,000
Gain on litigation settlement	(193,000)	––
Gain on sale of assets	(592,000)	(127,000)
Share-based compensation	17,000	16,000
Changes in operating assets and liabilities:
Trade accounts receivable	65,000	(384,000)
Inventories	868,000	(891,000)
Other current assets	(83,000)	63,000
Income tax receivable	––	(651,000)
Other assets	254,000	65,000
Due to shareholders	(6,000)	––
Accounts payable	(661,000)	1,298,000
Deferred compensation	(255,000)	(6,000)
Accrued expenses and other liabilities	(27,000)	(220,000)
Net cash used in operating activities	(967,000)	(1,551,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,000)	(648,000)
Proceeds received from disposal of assets held for sale	885,000	––
Proceeds received from sale of property and equipment	75,000	––
Net cash provided by (used in) investing activities	951,000	(648,000)

Cash flows from financing activities
Proceeds from notes payable line of credit	8,750,000	11,386,000
Repayment of notes payable line of credit	(9,047,000)	(9,371,000)
Proceeds from issuance of long-term debt	––	164,000
Repayment of long-term debt	(212,000)	(244,000)
Decrease (increase) in restricted cash	245,000	(85,000)
Net cash (used in) provided by financing activities	(264,000)	1,850,000
Net decrease in cash and cash equivalents	(280,000)	(349,000)
Cash and cash equivalents, beginning of period	570,000	1,007,000
Cash and cash equivalents, end of period	$290,000	$658,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the three months for interest	$54,000	$84,000

Cash paid during the three months for income taxes	$––	––

Non-cash transactions:

Equipment financed	$––	$164,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial statements for the three-month period ended March 31, 2008 have been reclassified to present the closed distribution facilities as discontinued operations.

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

(3)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over approximately the past 36 months. As a result, the Company has incurred losses for the three months ended March 31, 2009 and the years ended December 31, 2008 and, 2007. In addition, the Company’s line of credit arrangement expires in June 2009 and the Company has not entered into an extension. Our independent registered public accounting firm issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has implemented various strategic initiatives and is considering additional alternatives to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

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

•

We are continuing to evaluate and implement cost reduction initiatives to reduce costs in our operations, including reducing our workforce and we may be forced to close other distribution facilities to conserve working capital if operations do not improve and cannot be justified.

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

•

The Company retained an investment banker in February 2009 as well as other advisors with the primary purpose to obtain additional debt or equity financing, and pursue and evaluate other strategic alternatives.

There is no assurance that we will be able to successfully complete any or all of the above actions because of the extended deterioration in construction market conditions due to unprecedented adverse economic conditions impacting our general economy. In addition, there can be no assurance that we will be able to extend our line of credit with our commercial lender that matures on June 1, 2009 on terms satisfactory to us or at all.

(4)

Reclassifications

Certain prior period amounts related to discontinued operations have been reclassified to conform with the current year presentation.

(5)

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The adoption of the remaining provisions of SFAS 157 did not have a material effect on the Company’s consolidated financial statements. This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

As of March 31, 2009, the Company has no financial assets or liabilities that are required to be measured at fair value.

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method” (“FAS 141R”) which is effective for fiscal years beginning after December 31, 2008. FAS 141R retains the fundamental requirements in FAS 141 but broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration and pre-acquisition contingencies. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for interim reporting periods ending on or after June 30, 2009.  The Company does not expect the adoption of this standard to have a significant impact on the financial condition, results of operations or cash flows of the Company.

(6)

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. Additionally, in December 2008 we began the closing process of two distribution facilities located in Tallahassee, Florida and Mobile, Alabama which was completed in January 2009. The 2008 financial statements have been reclassified to reflect these facilities as discontinued operations. Net revenues from the discontinued operations for the three months ended March 31, 2009 and 2008, were approximately $160,000 and $2,930,000, respectively, and gross (losses) profits for the three months ended March 31, 2009 and 2008 were approximately $(112,000) and $640,000, respectively. The Company recorded net losses of approximately $428,000 and $583,000, which includes income tax expense (net) of zero and $11,000, respectively, for these discontinued operations in the first quarters of 2009 and 2008, respectively. The lack of profitability for the foreseeable future of these locations due to the downturn in the residential and commercial construction industry was the main reason for their closure. There is no accrued closing costs for the three months ended March 31, 2008 related to discontinued operations.

Closing costs included in accrued expenses related to discontinued operations are as follows:

	Accrual As of January 1, 2009	Costs Incurred During the Three Months Ended March 31, 2009	Cash Payments During the Three Months Ended March 31, 2009	Remaining Accrual as of March 31, 2009
Lease costs *	$280,000	$72,000	$(39,000)	$313,000
Surplus equipment	4,000	—	(4,000)	—
Miscellaneous	47,000	—	(45,000)	2,000
	$331,000	$72,000	$(88,000)	$315,000

*

Lease costs are expected to be incurred over the years 2009 through 2013 and are reduced by estimated sublease rental of $175,000 over the years 2010 through 2013. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $-0- and $127,000 for the three months ended March 31, 2009 and 2008, respectively. The entire amount of the deferred gain was recognized in fiscal 2008.

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

(8)

Closure Costs

Due to the slowdown in the residential and commercial construction industry and related decline in demand for our product, we permanently closed three satellite distribution facilities in St. Augustine, Brooksville and Ocala, Florida in December 2007. As a result of these closures, we recorded closure costs of $6,000 and $31,000 in selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the balance remaining in accrued expenses and other liabilities was $323,000.

	Costs Accrued as of December 31, 2008	Costs Incurred During the Three Months Ended March 31, 2009	Cash Payments During the Three Months Ended March 31, 2009	Remaining Accrual as of March 31, 2009
Lease costs *	$342,000	$6,000	$(25,000)	$323,000
	$342,000	$6,000	$(25,000)	$323,000

———————

*

Lease costs are expected to be incurred over the years 2009 through 2012 and are reduced by estimated sublease rental of $215,000 over the years 2009 through 2012.  Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

Costs incurred and remaining accrual related to closing the facility are as follows at March 31, 2008:

	Costs Accrued as of December 31, 2007	Costs Incurred During the Three Months Ended March 31, 2008	Cash Payments During the Three Months Ended March 31, 2008	Remaining Accrual as of March 31, 2008
Lease costs *	$552,000	$5,000	$(123,000)	$434,000
Surplus equipment	7,000	3,000	(7,000)	3,000
Miscellaneous	1,000	23,000	(14,000)	10,000
	$560,000	$31,000	$(144,000)	$447,000

———————

*

Lease costs are expected to be incurred over the years 2008 through 2012 and are reduced by estimated sublease rental of approximately $231,000 over the years 2008 through 2012. Any adjustments to such estimates will be recorded in the period in which the Company becomes aware of such revisions.

(9)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	March 31, 2009	December 31, 2008

Accounts receivable, gross *	$6,009,000	$6,088,000
Allowance for doubtful accounts	(1,808,000)	(1,601,000)
	$4,201,000	$4,487,000

 ———————

*

Accounts receivable includes notes receivable due from customers of approximately $192,000 with due dates ranging from May 2009 to September 2010 and interest rates ranging from 7% to 18%.

(10)

Inventories

Inventories, net, consisted of the following at:

	March 31, 2009	December 31, 2008
Raw materials	$332,000	$389,000
Finished goods	3,400,000	4,300,000
Packaging materials	198,000	222,000
	3,930,000	4,911,000
Allowance for obsolete and slow moving inventory	(233,000)	(346,000)
	$3,697,000	$4,565,000

(11)

Property, Plant and Equipment

Property, Plant and Equipment consisted of the following at:

	March 31, 2009	December 31, 2008	Estimated useful life (years)
Land	$159,000	$159,000	—
Buildings and improvements	1,192,000	1,237,000	10-40
Machinery and equipment	4,170,000	4,255,000	3-20
Vehicles	2,258,000	2,559,000	2-8
Furniture, fixtures, and data processing equipment	856,000	858,000	3-12
	8,635,000	9,068,000
Less accumulated depreciation	(4,643,000)	(4,790,000)
	$3,992,000	$4,278,000

(12)

Assets Held for Sale

Assets held for sale and related debt consisted of the following at:

	March 31, 2009	December 31, 2008	Estimated useful life (years)
Land	$216,000	$266,000	—
Buildings and improvements	210,000	480,000	10-40
Machinery and equipment	205,000	210,000	3-20
Vehicles	370,000	502,000	2-8
	1,001,000	1,458,000
Less accumulated depreciation	(368,000)	(532,000)
	$633,000	$926,000

Current portion of debt	$79,000	$84,000
Non-Current portion of debt	$447,000	$469,000

(13)

Notes Payable

At March 31, 2009 and December 31, 2008, notes payable represent amounts outstanding under a $9,000,000 line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate, at our option, of prime or Libor plus the applicable margin (currently Libor + 3.5%), which was 4.03% at  March 31, 2009. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. If availability on the line of credit falls below $900,000, the Company must also comply with certain restrictive financial loan covenants or be in default.  The Company would violate these loan covenants if they were applicable as of March 31, 2009. The line of credit matures on June 1, 2009. There can be no assurance that we will be able to renew the line of credit, and if renewed, on terms acceptable to us.

The line of credit availability is based on a borrowing base consisting of the Company’s eligible accounts receivable and inventories.  At March 31, 2009, the outstanding balance on the line of credit was $2,583,000.  We were eligible to borrow $4,106,000 resulting in excess availability of $1,523,000.  In December 2008, the line of credit agreement was amended to require the Company to maintain a lock box arrangement requiring cash receipts to be deposited against the line of credit balance. On May 19, 2009, our commercial lender informed the Company that availability on our line of credit was going to be reduced by $500,000 over a three day period beginning May 20, 2009.

(14)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve at March 31, 2009 and December 31, 2008 in the amounts of   $44,000 and $41,000, respectively, is included in the balance sheet in accrued expenses and other liabilities.

Product warranty accrual activity was as follows:

	March 31	December 31
	2009	2008
Beginning balance	$41,000	$44,000
Warranty provision	7,000	38,000
Warranty payments	(4,000)	(41,000)
Ending balance	$44,000	$41,000

(15)

Long-Term Debt

Long-term debt which includes debt related to assets held for sale at March 31, 2009 consists of four mortgage loans which are collateralized by our real properties. The aggregate outstanding balances on such mortgage loans are $654,000, less current installments aggregating $57,000. These mortgage loans bear interest at variable rates and include balloon payments maturing between November 2011 and April 2015. Other long-term debt including debt related to assets held for sale of $1,110,000 less current installments of $624,000, relates principally to equipment, hardware and software financing. The notes bear interest at various annual rates ranging from 5.8% to 10.00% expiring at various dates through July 2012.

In November 2008, the Company received net cash proceeds of $243,000 from additional mortgage financing on its real property located in Tampa, Florida.  In connection with the new mortgage financing, the maturity date of existing indebtedness was extended from March 10, 2009 to November 7, 2011, to correspond to the maturity date of the new mortgage debt.  The Tampa real property is listed for sale and is classified in the balance sheet as assets held for sale.

(16)

Share-Based Compensation

A summary of the stock option activity under our stock option plans as of March 31, 2009 are presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	160,000	$1.67	1.70	—
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Cancelled	(4,000)	0.79	—	—
Options Outstanding at March 31, 2009	156,000	$1.70	1.47	—
Options Vested at March 31, 2009	156,000	$1.70	1.47	—
Options Exercisable at March 31, 2009	96,000	$1.70	1.47	—

No options were exercised during the three months ended March 31, 2009.

(17)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the three months ended March 31, 2009 and 2008 because their inclusion would have been anti-dilutive. There were 156,000 and 100,000 anti-dilutive common stock equivalents at March 31, 2009 and 2008, respectively. These stock options had exercise prices ranging from $0.79 to $12.06 per share as of March 31, 2009 and $5.60 to 14.75 per share as of March 31, 2008.

(18)

Stockholders’ Equity

(a)

Preferred stock

At March 31, 2009 and December 31, 2008, we had authorized 2,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding.

(b)

Common stock

At March 31, 2009 and December 31, 2008, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,533,085 shares are issued and outstanding.

(19)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in four lawsuits, including two in South Carolina, one in Mississippi and one in Florida.  These cases are brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences.  Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in all four of these cases.

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

In March of 2008, Imperial instituted an action for declaratory judgment and damages against its former insurance carrier after it denied coverage in certain EIFS cases (all of which have since been resolved) brought against the Company in South Carolina.  In March of 2009, the Company and this carrier entered into a Settlement and Release Agreement, wherein the carrier agreed to pay the Company $193,250.  In consideration of this settlement amount, the Company agreed to dismiss the action it filed, with prejudice, and the parties exchanged limited mutual releases pertaining to the prior matters where the insurer had denied coverage.

Asbestos Litigation

Premix is a defendant, together with non-affiliated parties, in five claims (two of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of 30 years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least 10 of its prior insurance carriers that have provided product liability coverage to the Company including potential coverage for alleged injuries related to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Further, although certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage under the subject insurance policies, we believe that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to  “self-insured retention” requirements (“S.I.R”). Further the Company and Premix have substantial umbrella/excess coverage for these claims in addition to the underlying insurance described above. We do not believe the eventual outcome of such litigation will have a material adverse effect on our financial position. None of Premix’s or the Company‘s currently manufactured products contain asbestos.

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

(b)

401(k) Plan

We have a profit sharing retirement plan for our employees that are qualified under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2009, annual matching contributions were made based on a percentage of eligible employee compensation deferrals. The contribution was made in cash to the plan on behalf of our employees. The Company discontinued contributions to the 401(k) plan as of January 1, 2009. For the three months ended March 31, 2009 and 2008, the aggregate contribution made to the plan by the Company was approximately $-0- and $12,000, respectively.

(c)

Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases.  We will pay aggregate annual rent in 2009 of approximately $902,000 for our current operating leases.  The leases expire at various dates ranging from April 2009 to October 2014.  Comparable properties at equivalent rentals are available for replacement of these leases if any leases are not extended.  We do not expect to incur any material relocation expenses, if relocation is necessary.

(20)

Employment Agreement

The Company has a one-year renewable employment agreement with its Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(21)

Business and Credit Concentrations

For the three months ended March 31, 2009 and 2008, two vendors in aggregate, accounted for 24% and 29%   respectively, of total purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively.  No single customer accounted for more than 10% of the Company’s sales for the three months ended March 31, 2009 or 2008, respectively.

(22)

Related Party Transactions

We paid legal fees of $23,000 and $29,000 for the three months ended March 31, 2009 and 2008, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $8,000 and $6,000 at March 31, 2009 and December 31, 2008, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was entitled to receive deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2009. All required contributions were made to the deferred plan prior to December 31, 2008. All funds were distributed to beneficiaries in the first quarter of 2009. The outstanding balance of deferred compensation was $-0- and $139,000 at March 31, 2009 and December 31, 2008, respectively.

The husband of a member of our board of directors is an executive officer of one of our vendors and a former member on our board of directors was the chief financial officer of the same vendor. We purchased approximately $88,000 and $104,000 in materials from this vendor during the three month period ended March 31, 2009 and 2008, respectively.

(23)

Subsequent Events

The Company received the income tax receivable of $1,043,000 in the second quarter of 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended December 31, 2008. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our”  refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, as follows: the inability to renew the Company’s line of credit which expires June 1, 2009 and if renewed, on terms satisfactory to the Company, realization of tax benefits; impairment of long-lived assets; the ability to collect accounts or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2008 Form 10-K Report and herein for a more complete description of risk factors.)

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

As a result of our analysis of accounts receivable and our current business environment, we have increased our bad debt provision in the amount of $221,000 and wrote-off accounts totaling $15,000 for the three months ended March 31, 2009.  We believe our receivables, net of the allowance for doubtful accounts, are collectible.

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

General and Recent Developments

We are engaged in the manufacture and distribution of building materials to contractors, subcontractors, building materials dealers and others located primarily in the Southeastern United States. We have two manufacturing plants and five distribution facilities through which we market our products. Our business is driven primarily by the level of residential and commercial construction activity in our trade areas, particularly in the states of Florida, Mississippi, and Louisiana. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

We have experienced eight consecutive quarters of operating losses. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida decreased 47% for the three months ended March 31, 2009 as compared to the same period in 2008. Florida is our largest market, representing 55.4% of our consolidated net sales for the first quarter of 2009. Also, building permits by metropolitan area for the construction of new residential units in our gulf coast trade area which includes Gulfport and New Orleans trade areas decreased 54% in the three months ended March 31, 2009 as compared to the same period in 2008. Our gulf coast trade area represented 44.6% of our consolidated net sales for the three months ended March 31, 2009.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the three months ended March 31, 2009 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management hopes will be sufficient to allow the Company to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. Additionally, in December 2008 we began the closure of two distribution facilities located in Tallahassee, Florida and Mobile, Alabama which was completed in January 2009. These business units are accounted for as discontinued operations for the three months ended March 31, 2009 and 2008. Net revenues from the discontinued operations for the three months ended March 31, 2009 and 2008 were approximately $160,000 and $2,930,000, respectively. The Company recorded net losses of approximately $428,000 and $583,000 for these discontinued operations in the first quarter of 2009 and 2008, respectively. The lack of profitability for the foreseeable future of these locations due to the downturn in the residential and commercial construction industry was the main reason for their closure.

Results of Operations

Three Months Ended March 31, 2009 compared to 2008

Net sales increased approximately $762,000 for the three months ended March 31, 2009 or 11.9%, compared to the same period in 2008. The increase was primarily due to an increase in sales of $618,000 at a location that opened in the first quarter of 2008.

Gross margin as a percentage of net sales was approximately 23.6% for the three months ended March 31, 2009 compared to 28.8% for the same period of 2008. The decrease in gross margin was primarily due to a lower margin in manufactured products because of fixed plant overhead being allocated over lower production volume; pricing pressures from more intense competition for the sale of all products resulting from the overall condition of the industry; sale of inventory at a discount; a higher percentage of sales to commercial customers which generally are at lower margins than residential customers; sales of certain new product lines at margins that are generally lower than historical margins of existing products; and higher product costs. In the first three months of 2009 and 2008, the sale of our manufactured products represented approximately 29.3% and 26.7%, respectively, of our consolidated net sales. We expect the reduced levels of demand and intense competitive conditions from the decline in construction activity to continue to cause pressure on our gross margins through the remainder of 2009 and for the foreseeable future.

In the first quarter of 2008, we initiated a plan to broaden our product lines and hire additional sales people in an effort to increase sales to existing customers and to attract new customers. As a result, we have invested in inventory and new sales personnel in an effort to gain these additional new product sales to improve operating results.  We believe the new product lines have improved our sales and our ability to service existing customers and have attracted new customers at several of our facilities. We continuously assess the recoverability of our inventory and have established a provision for obsolete and slow moving inventory so that the net inventory reported is fully recoverable. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. We also consider future sales and price levels at which certain high dollar inventory is expected to be sold in the normal course of business. This information is aggregated and the estimated provision is determined. This provision calculation gives consideration to our current business environment since both historical and projected sales activity is a major component of our calculation.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to a decrease of $134,000 in payroll and related costs from closing facilities and reducing headcount in existing facilities, a decrease of $68,000 in fuel and delivery expense, a decrease of $46,000 in repairs and maintenance expense, a decrease of $46,000 in advertising and promotions expense and a decrease of $25,000 in closure costs. These decreases are partially offset by an increase of $46,000 in professional fees and an increase of $32,000 in depreciation expense. The distribution facility located in New Orleans, Louisiana (opened February 2008) accounted for $276,000 and $153,000 in additional selling, general and administrative expenses for the three months ended March 31, 2009 and 2008.

Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2009 was 39.2% compared to 50.8% for the same period in 2008. This decrease was due primarily to a concerted effort to cut costs. Operating losses decreased $786,000 for the three months ended March 31, 2009, compared to the same period in 2009. The decrease is due primarily to and increase in sales, a gain realized of $573,000 on the sale of property to the Mississippi Department of Transportation  and a reduction in selling, general and administrative expenses.

Interest expense increased $30,000 for the three months ended March 31, 2009 compared to the same period in 2008.  The increase was due primarily to the interest expense on the secured financing resulting from the sales-leaseback of the Winter Springs manufacturing plant in the fourth quarter of 2008 partially offset by lower amount of outstanding debt and lower variable interest rates.

Other (expense) income increased $183,000 for the three months ended March 31, 2009 compared to the same period in 2008. The increase is due primarily to the recognition of $193,000 of other income from the settlement of pending litigation against DFH’s insurance carrier in the first quarter in 2009 compared to zero in the same period in 2008.

Income tax expense decreased $31,000 for the three months ended March 31, 2009 compared to the same period in 2008. The decrease is due primarily to the Company recording a valuation allowance of $694,000 in the first quarter of 2008 resulting in income tax expense in the first quarter of 2008 when there was no taxable income.  Due to the uncertainty of our realization of net deferred tax assets, the Company recorded a 100% valuation allowance of $694,000 in the first quarter of 2008 and has continued to not reflect a tax benefit for its operating losses due to the uncertainty of realization of the benefit.

As a result of the above factors, we had a net loss from continuing operations of $372,000 or $0.15 per diluted share for the three months ended March 31, 2009. Additionally, we had a net loss from discontinued operations of $428,000 or $0.17 per diluted share for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, we had working capital of $1,963,000 compared to working capital of $2,021,000 at December 31, 2008.

At March 31, 2009, we had cash and cash equivalents and restricted cash of $508,000 compared to cash and cash equivalents and restricted cash of $1,033,000 at December 31, 2008.

Net cash used in operating activities for the three months ended March 31, 2009 was $967,000 compared to $1,551,000 for the same period of 2008. The decrease was due primarily to the decrease in operating loss of $1,155,000.

Net cash provided by investing activities for the three months ended March 31, 2009 was $951,000 compared to net cash used in investing activities of $648,000 for the same period of 2008. The decrease in cash used in investing activities was due primarily to a decrease in purchases of property, plant and equipment purchased in the first quarter of 2009 compared to 2008 and an increase in proceeds received from sale of assets in the first quarter of 2009.

Net cash used in financing activities for the three months ended March 31, 2009 was $264,000 compared to net cash provided by financing activities of $1,850,000 for the same period of 2008. The decrease was due primarily to a lower utilization of our line of credit due to the closing of several facilities during 2008.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our $9,000,000 line of credit which expires June 1, 2009. There can be no assurance that line of credit will be renewed and that if renewed, on terms satisfactory to the Company. Trade accounts receivable represent amounts due primarily from subcontractors, contractors and building materials dealers located principally in Florida, Alabama (closed in January 2009), Mississippi, and Louisiana that have purchased products on unsecured open accounts from us. Accounts receivable, net of allowance, was approximately $4,201,000 and $4,487,000 at March, 31, 2009 and December 31, 2008, respectively. Collections of accounts receivable slowed during 2008 and continued to significantly worsen in the first quarter of 2009 primarily due to the financial difficulties our customers are experiencing, who generally are small to midsize subcontractors, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States is experiencing. In addition, the Company is experiencing greater difficulty than anticipated in collecting receivables from former customers of closed facilities. We continue to vigorously collect past due accounts. Our line of credit provides us with up to $9,000,000 in borrowing capacity and is collateralized by eligible accounts receivable and inventory. Generally, accounts not collected within 120 days and slow moving inventory are not eligible under our borrowing agreement. The line of credit bears interest at a variable rate based on Libor plus 3.5% (4.03% at March 31, 2009). Annualized interest expense based on the outstanding balance of the line of credit would be approximately $104,000. At March 31, 2009, the outstanding balance on the line of credit was approximately $2,583,000 and we were eligible to borrow approximately $4,106,000 resulting in excess availability of approximately $1,523,000. If availability on the line of credit falls below $900,000, the Company must comply with certain restrictive loan covenants. The Company would violate these loan covenants if they were applicable. Accordingly, availability under the line of credit is effectively $623,000. In December 2008, the line of credit agreement was amended to require the Company to maintain a lockbox arrangement requiring cash receipts to be deposited against the line of credit balance. The maximum amount borrowed on our line of credit during 2008 was approximately $5.9 million. Availability on the line of credit at May 8, 2009 was $1,705,000 prior to the $900,000 restrictive loan covenant threshold. On May 19, 2009, our commercial lender informed the Company that availability on our line of credit was going to be reduced by $500,000 over a three day period beginning May 20, 2009.

In the second quarter of 2009, the Company received an income tax refund of $1,043,000 which was recorded as an income tax receivable at March 31, 2009.

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to the Company of approximately $1,540,000. The Company realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to the Company of $865,000. The Company realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009. Notwithstanding such sale; the Company will continue to operate a distribution facility in the Gulfport, Mississippi area and has begun to search for a new site. The cost of relocation will be borne by the MDOT. We received a notice from the MDOT to vacate the Gulfport property on or before April 19, 2009. We have requested for an extension to vacate and expect to be granted an additional period of time to vacate. As of the current date, an extension has not been granted and the Company still occupies the property.

We presently are focusing our efforts on increasing sales,, cutting costs by closing underperforming locations, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as, considering other strategic alternatives. We expect reduced capital expenditures for the next 12 months to approximate $60,000 and to be funded by our line of credit.

Due primarily to the decline in the construction industry, and the belief profits could not be generated from these facilities in the foreseeable future, we permanently closed under-performing distribution facilities in St. Augustine, Florida, Brooksville, Florida and Ocala, Florida in December 2007. Also, because of the continuing slowdown and current business outlook in the residential and commercial construction industry, we permanently closed distribution facilities in Panama City Beach, Florida (May 2008), Norcross, Georgia (September 2008), Tampa, Florida (November 2008) and completed the closure of facilities in Tallahassee, Florida and Mobile, Alabama in January 2009. As a result of these closures, we recorded closure costs of $78,000 and $496,000 in selling and general administrative expenses, and unpaid accrued costs of $638,000 and $673,000 in accrued expenses and other liabilities, at March 31, 2009 and December 31, 2008, respectively.

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

In December 1998, the Company approved a plan merging it into a wholly-owned subsidiary of the Company effective December 31, 1998 (the “Merger”). As a result of the consummation of the Merger with its wholly-owned subsidiary, we agreed to pay $733,000 in cash to our former preferred stockholders. At March 31, 2009, we had paid $730,000 of such cash amount since the merger. Amounts payable to such stockholders at March 31, 2009 result from the former preferred stockholders’ non-compliance with the conditions for payment. Also, we have paid the holders of debentures, which were issued in connection with the Merger, an aggregate of $960,000. Amounts payable to stockholders at March 31, 2009 on our consolidated balance sheet includes $50,000 payable to former debenture holders who have not yet tendered their debentures as required by the terms of such Merger.

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

•

The Company retained an investment banker on February 6, 2009 as well as other advisors with the primary purpose to obtain debt or equity financing and to pursue and evaluate other strategic alternatives.

We also seek to obtain additional funds through:

•

Sale of real property located in Tampa, Florida;

•

Obtaining financing from other sources, including the possibility of refinancing existing debt on more favorable terms, or the sale of equity, to strengthen our financial position and to take advantage of lower interest rates.

We may be forced to sell or close additional distribution facilities if sales and gross margins do not improve and the distribution facilities’ continued operations cannot be justified.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to continue as a going concern. Our line of credit expires in June 2009 and there is a risk the line will not be extended or, if extended, on terms that will be acceptable to us. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to extend our line of credit with our commercial lender on terms satisfactory to us, successfully achieve profitable operations, maintain favorable terms with our suppliers, obtain additional financing and resolve litigation on terms favorable to us.

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See notes to Consolidated Financial Statements, Note 19 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

If we are unable to obtain an extension of the June 1, 2009 maturity date on our line of credit with our commercial lender, we may be unable to satisfy our liquidity requirements and continue as a going concern.

We finance our operations primarily through cash generated from our operations and through borrowings under our line of credit with our commercial lender. Our line of credit expires June 1, 2009 and there can be no assurance that the line will be extended or, if extended, on terms that will be acceptable to us. If the line were not extended, our lender would have the right, but not the obligation, to discontinue lending and accelerate the entire amount outstanding under our line of credit. The lender could also foreclose on our assets that secure our line of credit. In that event, we would be forced to seek alternate sources of financing which may not be available on terms acceptable to us, or at all. On May 19, 2009, our commercial lender informed the Company that availability on our line of credit was going to be reduced by $500,000 over a three day period beginning May 20, 2009.

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
10.9

Amendment No. 9 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2008, Exhibit 10.18)

10.10

Amendment No. 10 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2008, Exhibit 10.19)

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

May 20, 2009

.