Form 10-Q
period 2009-06-30
IMPERIAL INDUSTRIES INC
filed 2009-08-19
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

1259 N W 21st Street, Pompano Beach FL 33069

(Address of principal executive offices) (Zip Code)

(954) 917-4114

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuit to Rule 405 of the Regulation S-T (corporate section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Smaller reporting company ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 17, 2009 2,533,085.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

Consolidated Statements of Operations (Unaudited)
Six Months and Three Months Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements (Unaudited)

Item 2.        Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.        Quantitative And Qualitative Disclosures About Market Risks

Item 4.        Controls And Procedures

PART II. – OTHER INFORMATION

Item 1.        Legal Proceedings

Item 1A.     Risk Factors

Item 6.        Exhibits

SIGNATURES

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$958,000	$381,000
Restricted cash	66,000	42,000
Trade accounts receivable, net	860,000	797,000
Inventories	1,138,000	1,136,000
Income tax receivable	35,000	1,079,000
Other current assets	142,000	—
Current assets held for sale	5,986,000	7,948,000
Total current assets	9,185,000	11,383,000

Property, plant and equipment, at cost, net	1,784,000	2,011,000
Assets held for sale	2,655,000	3,257,000
Other assets	158,000	448,000
Total assets	$13,782,000	$17,099,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,045,000	$622,000
Payable to former preferred stockholders	50,000	56,000
Accrued expenses and other liabilities	870,000	359,000
Notes payable – line of credit	1,558,000	2,879,000
Deferred compensation	—	255,000
Current liabilities related to assets held for sale	4,918,000	4,916,000
Current portion of long-term debt	221,000	275,000
Total current liabilities	8,662,000	9,362,000

Liabilities related to assets held for sale	975,000	680,000
Long-term debt, less current maturities	6,000	517,000
Secured financing	1,134,000	1,134,000
Total liabilities	10,777,000	11,693,000

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,883,000	14,850,000
Accumulated deficit	(11,903,000)	(9,469,000)
Total stockholders’ equity	3,005,000	5,406,000
Total liabilities and stockholders’ equity	$13,782,000	$17,099,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$4,678,000	$5,364,000	$2,553,000	$2,872,000

Cost of Sales	3,327,000	3,761,000	1,785,000	1,953,000

Gross profit	1,351,000	1,603,000	768,000	919,000

Selling, general and administrative expenses	2,008,000	2,166,000	1,086,000	1,157,000

Accrued loss contingency	627,000	—	627,000	—

Operating loss	(1,284,000)	(563,000)	(945,000)	(238,000)

Other expense (income)
Interest expense	63,000	43,000	30,000	18,000
Gain/Loss on sale of assets	3,000	—	3,000	—
Litigation settlement	(193,000)	—	—	—
Miscellaneous expense (income)	9,000	13,000	5,000	(5,000)
	(118,000)	56,000	38,000	13,000

Loss before income taxes	(1,166,000)	(619,000)	(983,000)	(251,000)

Income tax benefit	—	385,000	—	427,000

(Loss) income from continuing operations	(1,166,000)	(234,000)	(983,000)	176,000

Loss from discontinued operations,
net of taxes	(1,268,000)	(2,552,000)	(653,000)	(1,009,000)

Net loss	$(2,434,000)	$(2,786,000)	$(1,636,000)	$(833,000)

Earnings (loss) per Common Share:
Earnings (loss) from continuing operations – basic and diluted	$(0.46)	$(0.09)	$(0.39)	$0.07
Loss from discontinued operations – basic and diluted	(0.50)	(1.02)	(0.26)	(0.40)
Net loss per share – basic and diluted	$(0.96)	$(1.11)	$(0.65)	$(0.33)

Weighted average shares outstanding - basic and diluted	2,533,085	2,514,720	2,533,085	2,514,430

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,434,000)	$(2,786,000)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	473,000	620,000
Amortization	17,000	12,000
Provision for doubtful accounts	254,000	496,000
Provision for deferred income taxes	—	694,000
(Gain) loss on disposal of fixed assets	(31,000)	3,000
Gain on litigation settlement	(193,000)	—
Share-based compensation	33,000	44,000
Deferred compensation	(255,000)	14,000
Gain on sale of assets	(592,000)	(127,000)
Changes in operating assets and liabilities
Trade accounts receivable	(74,000)	(1,561,000)
Inventories	(2,000)	(434,000)
Other current assets	51,000	(15,000)
Other assets	287,000	22,000
		—
Accounts payable	423,000	1,862,000
Due to former shareholders	(6,000)	—
Accrued expenses and other liabilities	512,000	(222,000)
Income taxes receivable	1,044,000	(1,079,000)
Decrease in assets held for sale	1,685,000	—
Increase in liabilities of assets held for sale	297,000	—
Net cash provided by (used in) operations	1,489,000	(2,457,000)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(9,000)	(765,000)
Proceeds received from sale of property and equipment	123,000	—
Proceeds received from disposal of assets held for sale	885,000	—
Net cash provided by (used in) investing activities	999,000	(765,000)

Cash flows (used in) provided by financing activities:
Proceeds from notes payable line of credit	15,591,000	23,919,000
Repayments of notes payable line of credit	(16,912,000)	(20,466,000)
Repayment of long-term debt	(564,000)	(333,000)
Increase in restricted cash	(26,000)	(92,000)
Net cash (used in) provided by financing activities	(1,911,000)	3,028,000

Net increase (decrease) in cash and cash equivalents	577,000	(194,000)
Cash and cash equivalents, beginning of period	381,000	1,007,000
Cash and cash equivalents, end of period	$958,000	$813,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$63,000	$203,000

Cash paid (refunded)during the six months for income taxes	$(1,044,000)	$—

Non-cash transactions:

Equipment financed	$—	$164,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2009, for the year ending December 31, 2009 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other Company filings with the Securities and Exchange Commission.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and formerly to customers located in the Southeastern United States through independent distributors and Company-owned distribution facilities.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were divested on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law and, as a result, all of Just-Rite’s assets and related liabilities are reflected in the consolidated balance sheets as “Assets held for sale” and “liabilities related to assets held for sale” as of June 30, 2009 and December 31, 2008. Additionally,  the consolidated statements of operations and cash flows includes all Just-Rite business activity through June 11, 2009 and is reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Assignment for the Benefit of Creditors

On June 11, 2009, the Company’s subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). The Assignment was considered an event of default under the Company’s Line of Credit with its lender, resulting in the execution of the Forbearance Agreement as described in Note 4.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who agreed to wind down, sell and liquidate the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the six and three months June 30, 2009 and 2008.

Additionally, as a result of the Assignment, all Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale”. Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full value on the Company’s financial statements as “liabilities related to assets held for sale”.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)

Forbearance Agreement

On June 10, 2009, the Company and Wachovia Bank, N.A. (the “Lender”), executed a Forbearance and Amendment Agreement (the “Forbearance Agreement”) to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). Under the Forbearance Agreement, the Lender agreed to forbear from exercising any of their rights in response to the occurrence of certain events of default under the Line of Credit, subject to the Company’s compliance with certain requirements set forth in the terms of the Forbearance Agreement.

The Forbearance Agreement which is scheduled to expire on August 31, 2009 modified the Line of Credit principally as follows:

•

The grant of a security interest in additional collateral consisting of equipment and certain real property located in Jacksonville and Tampa, Florida.

•

The maximum credit available on the Line of Credit, based on eligible accounts receivable and inventory, was reduced from $3,500,000 to $2,500,000 immediately and until June 21, 2009, and thereafter was to be reduced $200,000 each week until the maximum credit equals $500,000;

•

The margin applicable to the interest rate under the Line of Credit was increased to, at the Company’s option, either at prime rate plus 5%, or Libor plus 6% (with the Libor base rate to be no less than 1.5%); and

•

The sub-limit for the amount of eligible inventory available for borrowing under the Line of Credit was reduced from $1,750,000 to $1,000,000 until August 1, 2009, then further reduced to $350,000 thereafter.

Effective August 7, 2009, due to the Company’s inability to satisfy certain requirements set forth in the Forbearance Agreement, the Forbearance Agreement was amended as follows:

•

The Lender, in its sole and absolute discretion, may continue to make revolving loans under the line of credit without regard to the Company’s compliance with the terms of the line of credit or existence of any event of default.

•

None of the assets of Just-Rite which were transferred to the Assignee pursuant to the Assignment are considered eligible collateral.

•

The addition of a restrictive loan covenant beginning July 31, 2009 and continuing each week thereafter which increases the borrowing availability reserve by $75,000 each week until the reserve reaches an aggregate $300,000.

As of the close of business on August 17, 2009, the outstanding balance on the line of credit was approximately $504,000. Commencing, August 24, 2009, maximum borrowings under the Line of Credit cannot exceed $500,000.

(5)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three and a half years. As a result, the Company has incurred losses for the six months and three months ended June 30, 2009 and the year ended December 31, 2008. Our independent registered public accounting firm issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)

Going Concern (Continued)

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We divested the entire Just-Rite operation as of June 11, 2009 via the Assignment which transferred all assets, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite since the date of the Assignment.

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees. In addition, we have continued to make personnel reductions subsequent to June 30, 2009.

•

We have consolidated our manufacturing operations by shifting Premix manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the Premix distribution center in Pompano Beach to reduce costs.

•

We are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

(6)

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. We closed two distribution facilities in Tallahassee, Florida and Mobile, Alabama in January 2009.

In addition, the Assignment discussed in Note 3 transferred all assets on June 11, 2009, subject to any liabilities thereof, of Just-Rite to the Assignee who will wind down, sell and liquidate the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result, Just-Rite’s results of operations are presented as discontinued operations in the second quarter and six months ended June 30, 2009 and 2008 periods are reclassified to reflect such discontinued operations.

Revenue and pretax loss from Just-Rite is reported as discontinued operations for the six and three months ended June 30, 2009 and includes operations of Just-Rite for the period January 1, 2009 through June 11, 2009 and from April 1, 2009 through June 11, 2009, respectively, and is summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenue	$9,202,000	$15,611,000	$4,080,000	$8,756,000
Pretax Loss	$1,268,000	$3,008,000	$653,000	$1,212,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)

Discontinued Operations (Continued)

The carrying amount of the major classes of “Assets held for sale” and “Liabilities related to assets held for sale” that are included in the Just-Rite discontinued operations disposal are as follows:

	June 11, 2009	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$218,000	$610,000
Accounts receivable, net	3,496,000	3,690,000
Inventories	2,272,000	3,429,000
Property, plant and equipment, at cost, net	2,503,000	3,193,000
Other assets	152,000	283,000
Total assets held for sale	8,641,000	11,205,000

Accounts payable	3,484,000	3,500,000
Accrued liabilities	623,000	912,000
Debt	4,151,000	4,872,000
Total liabilities related to assets held for sale	8,258,000	9,284,000

(7)

Sale of Certain Assets

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $-0- and $127,000 for the six months ended June 30, 2009 and 2008, respectively. The entire amount of the deferred gain was recognized in fiscal 2008.

(8)

Reclassifications

Certain prior period amounts related to the discontinued operations have been reclassified to conform with the current year presentation.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51. SFAS No. 141 (revised 2007) will change how business acquisitions are accounted for and will impact financial statements on both the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 141 (revised 2007) and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). This pronouncement amends FAS No. 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. FSP FAS No. 141(R)-1

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)

Recent Accounting Pronouncements (Continued)

became effective for the Company as of December 31, 2008. The Company did not assume any assets or liabilities as a result of a business combination and as such, the adoption of this standard has not had a material impact on its financial condition, results of operations and cash flows for the fiscal year to date.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued. This standard became effective for the Company in the fiscal quarter ended June 30, 2009. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168), which replaces FAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s financial condition, results of operations and cash flows.

(10)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	June 30, 2009	December 31, 2008

Accounts receivable, gross	$925,000	$849,000
Allowance for doubtful accounts	(65,000)	(52,000)
	$860,000	$797,000

Just-Rite accounts receivable are included in “Assets held for sale” due to the Assignment. See Note 6 above.

(11)

Inventories

Inventories are stated at the lower of cost or market (net realizable value), on an average cost basis. Finished goods include the cost of raw materials, freight-in, direct labor and plant overhead.

Inventories  consisted of the following at:

	June 30, 2009	December 31, 2008
Raw Materials	$518,000	$389,000
Finished Goods	450,000	525,000
Packaging materials	170,000	222,000
Total inventory	$1,138,000	$1,136,000

Just-Rite inventories are included in “Assets held for sale” due to the Assignment. See Note 6 above.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at inception. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property, Plant and Equipment consisted of the following at:

	June 30, 2009	December 31, 2008	Estimated useful life (years)
Land	$1,000	$1,000	—
Buildings and improvements	573,000	573,000	10-40
Machinery and equipment	2,810,000	2,813,000	3-20
Vehicles	185,000	271,000	2-8
Furniture, fixtures, and data processing equipment	613,000	613,000	3-12
	4,182,000	4,271,000
Less accumulated depreciation	(2,398,000)	(2,260,000)
	$1,784,000	$2,011,000

Just-Rite property, plant and equipment are included in “Assets held for sale” due to the Assignment. See Note 6 above.

(13)

Notes Payable

At June 30, 2009 and December 31, 2008, notes payable represent amounts outstanding under a  line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate at our option of prime or Libor plus the applicable margin (Libor + 6.0%), which is 7.5% at June 30, 2009. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. The term of the line of credit expired on June 10, 2009 and was effectively replaced by the Forbearance Agreement. See Note 4 regarding the Forbearance Agreement for an explanation of the changes in the line of credit. At June 30, 2009, the outstanding balance on the line of credit was $1,558,000. We were eligible to borrow $2,745,000 resulting in excess availability of $1,187,000.

(14)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve is included in the balance sheet in accrued expenses and other liabilities.

Product warranty accrual activity was as follows during the six months ended:

	June 30,
	2009	2008
Beginning balance	$41,000	$44,000
Warranty provision	14,400	14,000
Warranty payments	(3,900)	(10,000)
Ending balance	$51,500	$48,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)

Long-Term Debt

 Included in “Liabilities related to assets held for sale” is long-term debt of $1,363,000 which were the direct obligations of Just-Rite. These liabilities were transferred to the Assignee as described in Note 3. We may continue to be liable for certain long-term debt of Just-Rite due to our guarantee of these obligations. We are unable to estimate how much long-term debt will remain following the liquidation of all of Just-Rite’s assets.

(16)

Share-Based Compensation

A summary of the stock option activity under our stock option plans as of June 30, 2009 are presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	160,000	$2.27	—	—
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Cancelled	(3,000)	$0.79	—	—
Options Outstanding at June 30, 2009	157,000	$2.34	—	—
Options Exercisable at June 30, 2009	157,000	$2.34	—	—
Options Vested at June 30, 2009	157,000	$2.34	—	—

No options were exercised during the six months ended June 30, 2009 or 2008.

(17)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the losses, all common stock equivalents were excluded from the diluted per share calculation for the three and six months ended June 30, 2009 and 2008 because their inclusion would have been anti-dilutive. There were 1,567,000 and 100,000 anti-dilutive common stock equivalents at June 30, 2009 and December 31, 2008, respectively. These stock options had exercise prices ranging from $0.79 to $12.06 per share as of June 30, 2009.

(18)

Stockholders’ Equity

(a)

Preferred stock

At June 30, 2009 and December 31, 2008, we had authorized 2,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding.

(18)

Stockholders’ Equity (Continued)

(b)

Common stock

At June 30, 2009 and December 31, 2008, we had authorized 10,000,000 shares of common stock, $0.01  par value per share, of which  and 2,533,085, respectively, shares are issued and outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(19)

Commitments and Contingencies

(a)

Contingencies from Litigation

Legal proceedings - EIFS Claims

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in three lawsuits, including two in South Carolina and one in Florida. These cases are brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in all three of these cases. None of these claims are subject to any remaining self-insured retention (“S.I.R.”).

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

Asbestos Litigation

Premix is a defendant, together with non-affiliated parties, in seven claims (four of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of 30 years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least 10 of its prior insurance carriers that have provided product liability coverage to the Company including potential coverage for alleged injuries related to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Certain of these underlying carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and the Company, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and the Company. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on the Company’s behalf in prior asbestos claims. We believe that Premix and the Company have meritorious defenses to these claims. Furthermore, notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that the Company and Premix have substantial umbrella/excess coverage for these claims, that Premix and the Company have more than adequate insurance coverage for these asbestos claims, and such policies are not subject to “self-insured” requirements (“S.I.R.”).

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(19)

Commitments and Contingencies (Continued)

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of certain Just-Rite debt and leases aggregating approximately $1,237,000. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to exceed the amount due on the respective notes or the leases resulting in an obligation to the Company.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we have established a loss contingency of approximately $627,000 which is recorded in accrued expenses and other liabilities at June 30, 2009. Due to the uncertainty of the market value of these collateralized assets or the amount of proceeds to be realized from the sale, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(c)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions, if made, are based on a percentage of eligible employee compensation deferrals. When applicable, the contribution is made in cash to the plan on behalf of our employees. For the six months ended June 30, 2009 and 2008, the aggregate contribution required by us to fund the plan was zero and $22,000 respectively, which have been fully funded. We eliminated matching contributions effective January 1, 2009.

(d)

Lease Commitments

At June 30, 2009, Imperial and Premix have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2009 of approximately $169,000 for these leases. The leases expire at various dates ranging from August 2009 to May 2014. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended, other than the lease for our manufacturing facility in Winter Springs, Florida which expires October 31, 2013 and contains a purchase option and two five year renewal options. We do not expect to incur any material relocation expenses, if relocation was necessary.

(20)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders in our consolidated balance sheets at June 30, 2009 and December 31, 2008 are $50,000 and $56,000, respectively.

(21)

Business and Credit Concentrations

For the six months ended June 30, 2009 and 2008, two vendors in aggregate, accounted for 37% and 48% of total purchases and, no single vendor accounted for more than 22% and 32%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 28% and 29% of the Company’s net sales for the six and three months ended June 30, 2009 and the same customer accounted for 24% of the Company’s net sales for the six and three months ended June 30, 2008. In addition, this customer’s accounts receivable represented 28.5% of total outstanding accounts receivable at June 30, 2009.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(22)

Related Party Transactions

We paid legal fees of $46,000 and $29,000 for the six months and three months ended June 30, 2009, as compared to $61,000 and $36,000, respectively, for the same periods in 2008 to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $23,000 and $22,000 at June 30, 2009 and December 31, 2008, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was entitled to receive deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was paid to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors and audit committee is an executive officer of one of Just-Rite’s former vendors. Also, a former member of our board of directors was the chief financial officer of the same vendor. We purchased approximately $156,000 and $309,000 in materials from this vendor during the three and six months ended June 30, 2009 and 2008, respectively.

(23)

Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 19, 2009, the date the Company issued these financial statements. The only non-recognized significant event is the Forbearance Agreement and related Amendment disclosed in Note 4.

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

General and Recent Developments

As a result of the Assignment signed June 11, 2009, all assets, subject to any liabilities thereof, of Just-Rite were transferred to the Assignee, a non-affiliated party, who is in the process of winding down the operations of Just-Rite and liquidating all the assets and using such proceeds for expenses and reduction of Just-Rite’s liabilities in accordance with the laws of the State of Florida. The Company no longer operates distribution facilities selling a wide range of building products.

Through our subsidiary, Premix, we are engaged in the manufacture and distribution of building materials to primarily building materials dealers and others located primarily in Florida. We have one manufacturing plant in Winter Springs, Florida and one distribution facility in Pompano Beach, Florida for Premix manufactured products. The Company’s corporate office is located in Premix’s distribution facility.

Our business is driven primarily by the level of residential and commercial construction activity in the Southeast United States, particularly in the state of Florida. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

General construction activity had been strong in the Southeastern United States during several years preceding the second quarter of 2006. During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and a general moderation in economic conditions compared to prior periods. As a consequence, residential construction activity and applications for building permits for construction of new residential units, considered a strong indicator for future construction activity, declined sharply in Florida and other Southern United States markets during the years 2007, 2008 and into 2009 as economic conditions worsened.

Our Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three and a half years. As a result, the Company has incurred losses for the six months and three months ended June 30, 2009 and the year ended December 31, 2008. Our independent registered public accounting firm issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We divested the entire Just-Rite operation as of June 11, 2009 via the Assignment which transferred all assets, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite since the date of the Assignment.

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees. In addition, we have continued to make personnel reductions subsequent to June 30, 2009.

•

We have consolidated our manufacturing operations by shifting the manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the distribution center in Pompano Beach to reduce costs.

•

We are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

Discontinued Operations

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. We closed two distribution facilities in Tallahassee, Florida and Mobile, Alabama in January 2009.

In addition, the Assignment discussed in Note 3 transferred all assets on June 11, 2009, subject to any liabilities thereof, of Just-Rite to the Assignee who will wind down, sell and liquidate the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result, Just-Rite’s results of operations will be presented as discontinued operations in the second quarter and six months ended June 30, 2009.

Revenue and pretax loss from the Just-Rite disposal group reported in discontinued operations for the six and three months ended June 30, 2009 include operations of Just-Rite for the period January 1, 2009 through June 11, 2009 and from April 1, 2009 through June 11, 2009, respectively. Revenue and pretax loss from the Just-Rite disposal group reported in discontinued operations are summarized below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenue	$9,202,000	$15,611,000	$4,080,000	$8,756,000
Pretax Loss	$1,268,000	$3,008,000	$653,000	$1,212,000

The carrying amount of the major classes of assets and liabilities that are included in the Just-Rite discontinued operations disposal group are as follows:

	June 11, 2009	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$218,000	$610,000
Accounts receivable, net	3,496,000	3690,000
Inventories	2,272,000	3,429,000
Property, plant and equipment, at cost, net	2,503,000	2,267,000
Assets held for sale	—	926,000
Other assets	152,000	283,000
Total assets	8,641,000	11,205,000

Accounts payable	3,484,000	4,002,000
Accrued liabilities	623,000	1,509,000
Debt	4,151,000	4,872,000
Total liabilities	8,258,000	10,383,000

Net assets of discontinued operations	$383,000	$822,000

Six and Three Months Ended June 30, 2009 compared to 2008

Net sales decreased $686,000 and $319,000 for the six and three months ended June 30, 2009, or 12.8% and 11.1%, respectively, compared to the same periods in 2008. The decrease in net sales was principally due to a reduction in demand for our products in the residential and commercial construction industries related to the decline in construction activity in the Southeast United States.

Gross profit as a percentage of net sales was approximately 28.9% and 30.1% for the six months and three months ended June 30, 2009 compared to 29.9% and 32.0% for the same period of 2008. The decrease in the margin is due primarily to pricing pressures caused by the overall condition of the industry. We expect the continued reduced levels of demand for our products and more intense competitive conditions from the decline in residential and commercial construction activity to continue to cause pressure on our gross profit margins through the remainder of 2009.

Selling, general and administrative expenses include the amortization of a previously deferred gain from the sale of certain assets of $127,000 in the first quarter of 2008. This deferred gain was fully amortized in the first quarter of 2008. Without the offset of this gain, selling, general and administrative expenses decreased $158,000 and $71,000 for the six and three months ended June 30, 2009 compared to the same period in 2008.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2009 was due primarily to a decrease in payroll and related costs of $131,000 due to a reduction in personnel and pay cuts, a decrease in professional fees of $116,000, a decrease in delivery costs of $69,000 and a decrease in travel and entertainment expenses of $36,000. These decreases were partially offset by an increase of $129,000 in one-time restructuring fees related to the discontinued operations of Just-Rite.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2009 was due primarily to a decrease in payroll and related costs of $76,000, a decrease in professional fees of $43,000 a decrease in delivery costs of $29,000 and a decrease in travel and entertainment expenses of $12,000.

Selling, general and administrative expenses as a percentage of net sales for the six months and three months ended June 30, 2009 were 42.9% and 42.5% compared to 40.4% and 40.3% for the same periods in 2008. The increases in both the six months and three months ended June 30, 2009 was due primarily to certain fixed costs being spread over lower sales volume. A significant portion of our selling, general and administrative expenses are fixed in nature which do not fluctuate directly with changes in net sales.

For the six and three months ended June 30, 2009, we recognized an accrued loss contingency expense of $627,000 associated with our guarantee of certain Just-Rite obligations transferred to the Assignee which may remain outstanding after the liquidation of the underlying collateralized assets.

Interest expense increased $20,000 and $12,000 for the six and three months ended June 30, 2009, respectively, compared to the same period in 2008. The increase was due primarily to the sale-leaseback of our Winter Springs manufacturing facility and increased interest rates on our line of credit.

Other (expense) income increased $174,000 and $25,000 for the six and three months ended June 30, 2009 compared to the same period in 2008. The increase for the six month period is due primarily to the recognition of $193,000 of other income from the settlement of pending litigation against DFH’s insurance carrier in the first quarter in 2009 compared to zero in the same period in 2008.

Income tax benefit decreased $385,000 and $427,000 for the six and three months ended June 30, 2009 compared to the same periods in 2008. The decrease is due to the Company not recording a tax benefit due to the uncertainty of realization of the benefit.

As a result of the above factors, we had a net loss from continuing operations of$1,166,000 and $$983,000 or $0.46 and $0.39, respectively, for the six and three months ended June 30, 2009. Additionally, we had a net loss from discontinued operations of $1,268,000 and $653,000 or $0.50 and $0.26, respectively for the six and three months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, we had working capital of $523,000 compared to working capital of $2,021,000 at December 31, 2008. The decrease in working capital was due primarily to the decrease in income tax receivable, current assets held for sale, partially offset by a decrease in notes payable – line of credit. At June 30, 2009, we had cash and cash equivalents and restricted cash of $1,024,000 compared to cash and cash equivalents and restricted cash of $423,000 at December 31, 2008.

Net cash provided by operating activities for the six months ended June 30, 2009 was $1,489,000 compared to net cash used in operations of $2,457,000 for the same period of 2008. The increase in cash provided by operations was due primarily to the receipt of the income tax receivable.

Net cash provided by investing activities for the six months ended June 30, 2009 was $999,000 compared to net cash used in investing activities of $765,000 for the same period of 2008. The increase in cash provided by investing activities was due primarily to the proceeds from the liquidation of Just-Rite via the Assignment.

Net cash used in financing activities in the six months ended June 30, 2009 was $1,911,000 compared to net cash provided by financing activities of $3,028,000 for the same period of 2008. The decrease in cash provided by investing activities was due primarily to the repayment of debt.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our line of credit which had been scheduled to expire on June 10, 2009. As a result of the Assignment, on June 10, 2009, we and our lender executed a Forbearance and Amendment Agreement to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). The Forbearance Agreement effectively extended the Line of Credit until August 31, 2009. Under the Forbearance Agreement, the lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the Forbearance Agreement and agreed to continue to fund the Line of Credit. The Forbearance Agreement, which ends on August 31, 2009, modified the Line of Credit principally as follows:

•

The grant of a security interest in additional collateral consisting of equipment and certain real property located in Jacksonville and Tampa, Florida.

•

The maximum credit available on the Line of Credit, based on eligible accounts receivable and inventory, was reduced from $3,500,000 to $2,500,000 immediately and until June 21, 2009, and thereafter was to be reduced $200,000 each week until the maximum credit equals $500,000;

•

The margin applicable to the interest rate under the Line of Credit was increased to, at the Company’s option, either at prime rate plus 5%, or Libor plus 6% (with the Libor base rate to be no less than 1.5%); and

•

The sub-limit for the amount of eligible inventory available for borrowing under the Line of Credit was reduced from $1,750,000 to $1,000,000 until August 1, 2009, then further reduced to $350,000 thereafter..

Effective August 7, 2009, due to the Company’s inability to satisfy certain of the requirements of the Forbearance Agreement, the Forbearance Agreement was amended as follows:

•

The Lender, in its sole and absolute discretion, may continue to make revolving loans under the line of credit without regard to the Company’s compliance with the terms of the line of credit or existence of any event of default.

•

None of the assets of Just-Rite which were transferred to the Assignee pursuant to the Assignment are considered eligible collateral.

•

The addition of a restrictive loan covenant beginning July 31, 2009 and continuing each week thereafter which increases the borrowing availability reserve by $75,000 each week until the reserve reaches an aggregate $300,000.

As of the close of business on August 17, 2009 the outstanding balance on the line of credit was approximately $504,000. Commencing, August 24, 2009, maximum borrowings under the Line of Credit cannot exceed $500,000.

The Line of Credit, as expressed by the Forbearance Agreement, continues to be collateralized by our eligible accounts receivable and inventory including accounts receivable and inventory assigned to the Assignee. The line of credit is further collateralized by certain equipment and real property also transferred to the Assingee. Our accounts receivable represent amounts due primarily from building materials dealers located principally in Florida that have purchased products on unsecured open accounts from us. Our accounts receivable, net of allowance, was approximately $860,000 and $797,000 at June 30, 2009 and December 31, 2008, respectively. Collections of accounts receivable slowed during 2008 and continued to significantly worsen through the second quarter of 2009 primarily due to the financial difficulties our former customers were experiencing, who generally were small to midsize subcontractors, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States is experiencing. In addition, the Assignee continues to experience difficulty collecting receivables from former customers of closed the facilities. Generally, accounts not collected within 90 days and slow moving inventory are not eligible under our borrowing agreement. The Line of Credit bears interest at a variable rate based on Libor plus 6.0% (7.5% at June 30, 2009). Annualized interest expense based on the outstanding balance of the Line of Credit would be approximately $117,000.

In the second quarter of 2009, we received an income tax refund of $1,043,000 which was recorded as an income tax receivable at December 31, 2008.

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to us of approximately $1,540,000. We realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to us of $865,000. We realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009 and this gain is reflected in loss from discontinued operations in the statement of operations for the six months ended June 30, 2009. All of the Gulfport assets were transferred to the Assignee on June 11, 2009.

We presently are focusing our efforts on increasing Premix sales, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as, considering other strategic alternatives. We expect reduced capital expenditures for the next 12 months to approximate $60,000 and to be funded by our line of credit assuming the Company is able to negotiate an extension of the line of credit or replace it with a line of credit from another financial institution.

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

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three and a half years. As a result, the Company has incurred losses for the six months and three months ended June 30, 2009 and the year ended December 31, 2008. Our independent registered public accounting firm issued its report dated March 27, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We divested the entire Just-Rite operation as of June 11, 2009 via the Assignment which transferred all assets, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite since the date of the Assignment.

•

We are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees. In addition, we have continued to make personnel reductions subsequent to June 30, 2009.

•

We have consolidated our manufacturing operations by shifting the manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the distribution center in Pompano Beach to reduce costs.

•

We are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to continue as a going concern. Our Line of Credit, which was effectively extended by the Forbearance Agreement, expires August 31, 2009 and there is a risk the line of credit will not be further extended or, if extended, on terms that will be acceptable to us. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to extend our line of credit with our commercial lender on terms satisfactory to us, successfully achieve profitable operations, maintain favorable terms with our suppliers, the Assignee’s ability to liquate the Just-Rite’s assets in adequate amounts to limit the Company’s contingent liabilities pursuant to guarantees of certain obligations, obtain additional financing and resolve litigation on terms favorable to us.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

Our business is subject to certain risks, including, but not limited to, differing economic conditions, competition, loss of significant customers, customers inability to make required payments, changes in political climate, differing tax structures, changes in accounting rules and requirements, and other governmental regulations and restrictions. Our future results could be materially and adversely impacted by changes in these or other factors. (See also “Part I, Item 1.A, Risk Factors” and “Risk Factors” in the Company’s 2008 Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, of our financial exposure.)

Market Risks

Residential and Commercial Construction Activity

Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the markets that we serve or in the economy could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity has resulted in increasingly intense price competition among building materials companies, which have and may continue to adversely affect our gross margins and operating results.

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

Exposure to Interest Rates

All our debt has fixed interest rates except for our line of credit. At June 30, 2009, we had $1,558,000 outstanding on the line of credit. Our line of credit, from a commercial lender, bears interest at a variable rate at our option of prime or Libor plus the applicable margin. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $16,000 based on the outstanding balances of our variable rate debt as of June 30, 2009.

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

If we are unable to meet the financial covenants under our Forbearance Agreement as amended, extend the maturity date of the Forbearance Agreement or otherwise obtain a new line of credit, the lender could elect to accelerate the repayment of the outstanding balance. In that event, we would be forced to seek alternate sources of financing.

On June 10, 2009, we executed a Forbearance and Amendment Agreement to our line of credit with our principal lender. The lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default, subject to our compliance with certain requirements set forth in the Forbearance Agreement and extended the maturity date to August 31, 2009.

On June 11, 2009, our subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors, which was considered an event of default under the line of credit, resulting in execution of the Forbearance Agreement . Subsequent to June 11, 2009, the Company was not in compliance with certain requirements of the Forbearance Agreement principally as a result of the activities involved in the wind-down of Just-Rite. As a result, the Forbearance Agreement was amended effective August 7, 2009 to facilitate the continued funding of the line of credit. The outstanding balance of the line of credit at the close of business on August 10, 2009 was $546,000.

As a result of the risks we face in our business, we can give no assurances that (a) we will be able to achieve sufficient financial results necessary to remain in compliance with the financial covenants of the Forbearance Agreement (b) the Assignee will liquidate the Just-Rite assets timely and for adequate amounts in relation to the liabilities associated with the assets including the line of credit, or (c) extend the maturity date of the Forbearance Agreement beyond August 31, 2009. If we were unable to comply with the financial covenants, or we are unable to extend the maturity date we would be in default and our lender would have the right, but not the obligation, to terminate the loan and demand payment of the entire amount outstanding under the line of credit. The lender could also foreclose on our assets that secure our line of credit. In that event, we would be forced to seek alternative sources of financing which may not be available on terms acceptable to us, or at all.

If we are unable to satisfy certain financial obligations assigned to the Assignee which remain outstanding after the sale and liquidation of the underlying collateralized assets, principally certain fixed assets of Just-Rite guaranteed by our parent company, it would have a material adverse effect on our financial condition.

We remain liable for certain obligations of Just-Rite associated with our guarantee of obligations related to specific underlying assets used in its former operations. To the extent the proceeds derived from the sale of such collateralized assets of Just-Rite are less than those obligations we guaranteed, we will be responsible for the short-fall. Such amount of these potential obligations cannot be determined until the assets are sold by the Assignee and the amount of deficiencies remaining to satisfy these obligations arising after said sales, if any, are known.

Our business has substantial fixed costs, and as a result, our operating income is sensitive to changes in net sales. Declines in net sales adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the six months ended June 30, 2009, sales and operating income decreased significantly compared to the same period in 2008. The reduction in operating income is attributable to selling, general and administrative expenses not decreasing at the same proportion as sales. A continuing reduction in net sales may have an unfavorable effect on future operating income due to the negative operating leverage.

We require a significant amount of liquidity to service our debt, fund operations and meet cash requirements of capital expenditures.

We require a significant amount of liquidity to service our indebtedness and fund operations and capital expenditures. Our ability to fund our operations, capital expenditures and other corporate expenses, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive and other factors. Also, we are guarantors of the line of credit attributable to Just-Rite and certain Just-Rite obligations collateralized by assets being sold in the liquidation of that business through the Assignment process. To the extent the proceeds realized for the assets sold are less than the amount of the obligation, it will result in an obligation to the Company. At this date, it is uncertain what the amount of any remaining obligation will be after the sale of those collateralized assets. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our needs.

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

Exhibit No.	Description
10.10

Amendment No. 10 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 10-K dated December 31, 2008, Exhibit 10.19)

10.11

Amendment No. 11 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc. (Incorporated by reference to Form 8-K dated May 29, 2009, Exhibit 10.1)

10.12

Forbearance and Amendment Agreement dated June 10, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc. and Wachovia Bank, N.A.

(Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.1)

10.13

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.14

First Amendment to Forbearance Agreement dated August 7, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated August 7, 2009, Exhibit 10.1)

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

August 19, 2009