Form 10-Q/A
period 2009-06-30
IMPERIAL INDUSTRIES INC
filed 2009-08-21
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

AMENDMENT NO. 1 TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuit to Rule 405 of the Regulation S-T (corporate section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The Imperial Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was filed with the U. S. Securities and Exchange Commission on August 19, 2009 (collectively, the “Original Filing”). The following sections of this Amendment No. 1 to Form 10-Q have been amended:

The purpose of this Amendment No. 1 to Form 10-Q is to correct certain typographical errors in the balance sheet presentation and footnotes relative to the reclassification of certain assets from long-term to current.

Item 1 – Financial Statements – has been modified as follows:

Balance Sheet –Long-term liabilities related to assets held for sale as of June 30, 2009 were reclassified to current liabilities.

Balance Sheet - Notes payable – line of credit was reclassified to current liabilities related to assets held for sale as of June 30, 2009 and December 31, 2008.

Note 6 Discontinued Operations – The table reporting the assets and liabilities held for sale was classified to reflect the balance sheet classifications.

Note 16 Share Based Compensation – The number of stock options cancelled during the period, the weighted average exercise price and the weighted average remaining life amounts were adjusted.

Note 17 Basic and Diluted (Loss) Earnings Per Share – The number of anti-dilutive common stock equivalents at June 30, 2009 was adjusted to reflect changes made in Note 16.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the General and Recent Developments section we have updated the table reporting the assets and liabilities held for sale to reflect the changes made in Note 6

In the Liquidity and Capital Resources we have updated the amount of working capital to reflect the change made on the Balance Sheet discussed above.

The signature page date has been revised.

This Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

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
Six Months Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements (Unaudited)

Item 2.        Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.        Quantitative And Qualitative Disclosures About Market Risks

Item 4.        Controls And Procedures

PART II. – OTHER INFORMATION

Item 1.        Legal Proceedings

Item 1A.     Risk Factors

Item 6.        Exhibits

SIGNATURES

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$958,000	$381,000
Restricted cash	66,000	42,000
Trade accounts receivable, net	860,000	797,000
Inventories	1,138,000	1,136,000
Income tax receivable	35,000	1,079,000
Other current assets	142,000	—
Current assets held for sale	5,986,000	7,948,000
Total current assets	9,185,000	11,383,000

Property, plant and equipment, at cost, net	1,784,000	2,011,000
Assets held for sale	2,655,000	3,257,000
Other assets	158,000	448,000
Total assets	$13,782,000	$17,099,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,045,000	$622,000
Payable to former preferred stockholders	50,000	56,000
Accrued expenses and other liabilities	870,000	359,000
Deferred compensation	—	255,000
Current liabilities related to assets held for sale	7,451,000	7,795,000
Current portion of long-term debt	221,000	275,000
Total current liabilities	9,637,000	9,362,000

Liabilities related to assets held for sale	—	680,000
Long-term debt, less current maturities	6,000	517,000
Secured financing	1,134,000	1,134,000
Total liabilities	10,777,000	11,693,000

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,883,000	14,850,000
Accumulated deficit	(11,903,000)	(9,469,000)
Total stockholders’ equity	3,005,000	5,406,000
Total liabilities and stockholders’ equity	$13,782,000	$17,099,000

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

(UNAUDITED)

(6)

Discontinued Operations (Continued)

The carrying amount of the major classes of “Assets held for sale” and “Liabilities related to assets held for sale” that are included in the Just-Rite discontinued operations disposal are as follows:

	June 11, 2009	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$218,000	$610,000
Accounts receivable, net	3,496,000	3,690,000
Inventories	2,204,000	3,429,000
Other current assets	68,000	219,000
Total current assets held for sale	5,986,000	7,948,000

Property, plant and equipment, at cost, net	2,503,000	3,193,000
Other assets	152,000	64,000
Total non-current assets held for sale	2,655,000	3,257,000
Total assets held for sale	8,641,000	11,205,000

Accounts payable	3,484,000	3,500,000
Accrued liabilities	1,046,000	912,000
Notes payable – line of credit	1,558,000	2,879,000
Current portion of long term debt	1,363,000	504,000
Total current liabilities related to assets held for sale	7,451,000	7,795,000

Long term debt related to assets held for sale	—	680,000
	7,451,000	8,475,000

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. FSP FAS No. 141(R)-1 became effective for the Company as of December 31, 2008. The Company did not assume any assets or liabilities as a result of a business combination and as such, the adoption of this standard has not had a material impact on its financial condition, results of operations and cash flows for the fiscal year to date.

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

(16)

Share-Based Compensation

A summary of the stock option activity under our stock option plans as of June 30, 2009 are presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	160,000	$1.67	—	—
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Cancelled	(30,000)	$0.79	—	—
Options Outstanding at June 30, 2009	130,000	$1.87	1.22	—
Options Exercisable at June 30, 2009	130,000	$1.87	1.22	—
Options Vested at June 30, 2009	130,000	$1.87	1.22	—

No options were exercised during the six months ended June 30, 2009 or 2008.

(17)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the losses, all common stock equivalents were excluded from the diluted per share calculation for the three and six months ended June 30, 2009 and 2008 because their inclusion would have been anti-dilutive. There were 130,000 and 100,000 anti-dilutive common stock equivalents at June 30, 2009 and December 31, 2008, respectively. These stock options had exercise prices ranging from $0.79 to $12.06 per share as of June 30, 2009.

(18)

Stockholders’ Equity

(a)

Preferred stock

At June 30, 2009 and December 31, 2008, we had authorized 2,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding.

(18)

Stockholders’ Equity (Continued)

(b)

Common stock

At June 30, 2009 and December 31, 2008, we had authorized 10,000,000 shares of common stock, $0.01 par value per share, of which 2,533,085 shares are issued and outstanding.

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

(23)

Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 19, 2009, the date the Company issued these financial statements. The only non-recognized significant event is the Forbearance Agreement and related Amendment as disclosed in Note 4.

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

The carrying amount of the major classes of assets and liabilities that are included in the Just-Rite discontinued operations disposal group are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$218,000	$610,000
Accounts receivable, net	3,496,000	3,690,000
Inventories	2,204,000	3,429,000
Other current assets	68,000	219,000
Total current assets held for sale	5,986,000	7,948,000

Property, plant and equipment, at cost, net	2,503,000	3,193,000
Other assets	152,000	64,000
Total non-current assets held for sale	2,655,000	3,257,000
Total assets held for sale	8,641,000	11,205,000

Accounts payable	3,484,000	3,500,000
Accrued liabilities	1,046,000	912,000
Notes payable - line of credit	1,558,000	2,879,000
Current portion of long term debt	1,363,000	504,000
Total current liabilities related to assets held for sale	7,451,000	7,795,000

Long term debt related to assets held for sale	—	680,000
Total liabilities related to assets held for sale	7,451,000	8,475,000

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

As a result of the above factors, we had a net loss from continuing operations of $1,166,000 and $983,000 or $0.46 and $0.39, respectively, for the six and three months ended June 30, 2009. Additionally, we had a net loss from discontinued operations of $1,268,000 and $653,000 or $0.50 and $0.26, respectively for the six and three months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, we had negative working capital of $452,000 compared to working capital of $2,021,000 at December 31, 2008. The decrease in working capital was due primarily to the reclassification of Just-Rite’s long term debt to current as a result of the Assignment as disclosed n Note 3, decrease in income tax receivable, current assets held for sale, partially offset by a decrease in notes payable – line of credit. At June 30, 2009, we had cash and cash equivalents and restricted cash of $1,024,000 compared to cash and cash equivalents and restricted cash of $423,000 at December 31, 2008.

Net cash provided by operating activities for the six months ended June 30, 2009 was $1,489,000 compared to net cash used in operations of $2,457,000 for the same period of 2008. The increase in cash provided by operations was due primarily to the receipt of the income tax receivable and increase in accrued expenses and other liabilities ..

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

August 21, 2009