Form 10-Q/A
period 2009-06-30
IMPERIAL INDUSTRIES INC
filed 2009-09-04
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

AMENDMENT NO. 2 TO

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

EXPLANATORY NOTE

The Imperial Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (“Amendment No. 1”) were filed with the U. S. Securities and Exchange Commission on August 19, 2009 and August 21, 2009, respectively (collectively, the “Original Filing”). The purpose of this Amendment No. 2 to Form 10-Q/A is to correct the language of the Explanatory Note contained in Amendment No. 1. The Explanatory Note in Amendment No.1 stated Amendment No. 1 was being filed to correct certain typographical errors in the balance sheet presentation and footnotes, when in fact Amendment No.1 contained the reclassification of certain liabilities on the unaudited consolidated balance sheet as of  June 30, 2009, contained in the the Form 10-Q filed on August 19, 2009, as more fully described in Note 24 of the accompanying Notes to Consolidated Financial Statements (Unaudited) included under Part I, Item 1.

In addition, this Amendment No. 2 contains the following revisions to Amendment No. 1:

(a)

Item No. 4 Controls and Procedures is being amended to disclose a deficiency in internal controls and procedures related to the preparation of the Original Filing;

(b)

The signature page date has been revised to the current date;

(c)

Certifications filed as exhibits to the Original Filing have been re-executed and are hereby re-filed with this Amendment No. 2;

(d)

A change to Note 23 to include the execution of a second amendment to the forbearance agreement with our lender;

(e)

Inclusion of the Second Ame ndment to Forbearance Agreement dated August 28, 2009 as exhibit 10.15; and

(f)

Added restatement Note 24.

This Amendment No. 2 to Form 10-Q should be read in conjunction with our other filings made with the Securities and Exchange Commission. No other items of the Original Filing or Amendment No. 1 are being amended hereby.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets
June 30, 2009 (Restated) (Unaudited) and December 31, 2008

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
Six Months Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements (Unaudited)

Item 2.        Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.        Quantitative And Qualitative Disclosures About Market Risks

Item 4.        Controls And Procedures

PART II. – OTHER INFORMATION

Item 1.        Legal Proceedings

Item 1A.     Risk Factors

Item 6.        Exhibits

SIGNATURES

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Restated)	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$958,000	$381,000
Restricted cash	66,000	42,000
Trade accounts receivable, net	860,000	797,000
Inventories	1,138,000	1,136,000
Income tax receivable	35,000	1,079,000
Other current assets	142,000	—
Current assets held for sale	5,986,000	7,948,000
Total current assets	9,185,000	11,383,000

Property, plant and equipment, at cost, net	1,784,000	2,011,000
Assets held for sale	2,655,000	3,257,000
Other assets	158,000	448,000
Total assets	$13,782,000	$17,099,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,045,000	$622,000
Payable to former preferred stockholders	50,000	56,000
Accrued expenses and other liabilities	870,000	359,000
Deferred compensation	—	255,000
Current liabilities related to assets held for sale	7,451,000	7,795,000
Current portion of long-term debt	221,000	275,000
Total current liabilities	9,637,000	9,362,000

Liabilities related to assets held for sale	—	680,000
Long-term debt, less current maturities	6,000	517,000
Secured financing	1,134,000	1,134,000
Total liabilities	10,777,000	11,693,000

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,883,000	14,850,000
Accumulated deficit	(11,903,000)	(9,469,000)
Total stockholders’ equity	3,005,000	5,406,000
Total liabilities and stockholders’ equity	$13,782,000	$17,099,000

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$63,000	$203,000

Cash paid (refunded) during the six months for income taxes	$(1,044,000)	$—

Non-cash transactions:

Equipment financed	$—	$164,000

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

Discontinued Operations (Restated)

We closed three distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. We closed two distribution facilities in Tallahassee, Florida and Mobile, Alabama in January 2009.

In addition, the Assignment discussed in Note 3 transferred all assets on June 11, 2009, subject to any liabilities thereof, of Just-Rite to the Assignee who will wind down, sell and liquidate the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result, Just-Rite’s results of operations presented as discontinued operations in the second quarter and six months ended June 30, 2009 and 2008 periods , as well as the accompanying consolidated balance sheet as of December 31, 2008, are reclassified to reflect such discontinued operations.

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

(UNAUDITED)

(6)

Discontinued Operations (Restated) (Continued)

The carrying amount of the major classes of “Assets held for sale” and “Liabilities related to assets held for sale” that are included in the Just-Rite discontinued operations disposal are as follows:

	June 11, 2009 (Restated)	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$218,000	$610,000
Accounts receivable, net	3,496,000	3,690,000
Inventories	2,204,000	3,429,000
Other current assets	68,000	219,000
Total current assets held for sale	5,986,000	7,948,000

Property, plant and equipment, at cost, net	2,503,000	3,193,000
Other assets	152,000	64,000
Total non-current assets held for sale	2,655,000	3,257,000
Total assets held for sale	$8,641,000	$11,205,000

Accounts payable	3,484,000	3,500,000
Accrued liabilities	1,046,000	912,000
Notes payable – line of credit	1,558,000	2,879,000
Current portion of long term debt	1,363,000	504,000
Total current liabilities related to assets held for sale	7,451,000	7,795,000

Long-term debt related to assets held for sale	—	680,000
Total liabilities related to assets held for sale	$7,451,000	$8,475,000

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

(13)

Notes Payable (Restated)

At June 30, 2009 and December 31, 2008, notes payable (included in current liabilities related to assets held for sale – See Note 6) represent amounts outstanding under a line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory and bears interest at a variable rate at our option of prime or Libor plus the applicable margin (Libor + 6.0%), which is 7.5% at June 30, 2009. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. The term of the line of credit expired on June 10, 2009 and was effectively replaced by the Forbearance Agreement. See Note 4 regarding the Forbearance Agreement for an explanation of the changes in the line of credit. At June 30, 2009, the outstanding balance on the line of credit was $1,558,000. We were eligible to borrow $2,745,000 resulting in excess availability of $1,187,000.

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)

Long-Term Debt (Restated)

Included in “ Current liabilities related to assets held for sale” is long-term debt of $1,363,000 which were the direct obligations of Just-Rite. These liabilities were transferred to the Assignee as described in Note 3. We may continue to be liable for certain long-term debt of Just-Rite due to our guarantee of these obligations. We are unable to estimate how much long-term debt will remain following the liquidation of all of Just-Rite’s assets.

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

(23)

Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2009 up through September 4, 2009, the date the Company issued these financial statements. The only non-recognized significant event is the Forbearance Agreement and related Amendment as disclosed in Note 4, as well as the following:

Effective August 28, 2009, the Company (as guarantor) and its principal subsidiaries Premix and Just-Rite, the Assignee and the Lender, executed a Second Amendment to Forbearance Agreement (the “Second Amendment”). Under the Second Amendment, the Lender agreed to extend the Line of Credit from August 31, 2009 to September 30, 2009.

The Second Amendment to the Forbearance Agreement which extended the expiration date of the Line of Credit from August 31, 2009 to September 30, 2009 modified the Line of Credit principally as follows:

•

The Lender, in its sole and absolute discretion, may continue to make revolving loans under the Line of Credit without regard to the Company’s or Assignee’s compliance with the terms of the Line of Credit, or existence of any Event of Default.

•

Lender shall reduce the existing maximum credit of $500,000 on each of September 4, 2009, September 11, 2009, September 18, 2009 and September 25, 2009, by $50,000 to $450,000, $400,000, $350,000 and $300,000 respectively.

•

The addition of a restrictive loan covenant to establish a borrowing availability reserve in the amount of 50% of any funds received from the Mississippi Department of Transportation.

As of the close of business on August 28, 2009, the Company and the Assignee had a combined outstanding balance of approximately $400,000 under the Line of Credit. Excess availability for borrowings under the Line of Credit at August 28, 2009 was $100,000, after giving effect to the maximum credit of $500,000 at that date.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(24)

Restatement

The Company identified errors in the previously filed Form 10-Q and Amendment No. 1 to Form 10-Q filed with the U.S. Securities and Exchange Commission on August 19, 2009 and August 21, 2009, respectively. The errors were associated with the classification of certain liabilities related to assets held for sale.  The table below describes the restatements to the Company’s previously filed financial statements:

	As previously reported June 30, 2009	Adjustments	As restated June 30, 2009
Notes payable – line of credit	$1,558,000	$(1,558,000)	$––
Current liabilities related to assets held for sale	$4,918,000	$2,533,000	$7,451,000
Total current liabilities	$8,662,000	$975,000	$9,637,000
Long-term liabilities related to assets held for sale	$975,000	$(975,000)	$––

The accompanying consolidated balance sheet as of December 31, 2008 has been reclassified to conform with the presentation of the Note payable – line of credit balance within current liabilities related to assets held for sale in the unaudited consolidated balance sheet as of June 30, 2009.

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

The carrying amount of the major classes of assets and liabilities that are included in the Just-Rite discontinued operations disposal group are as follows:

	June 30, 2009 (Restated)	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$218,000	$610,000
Accounts receivable, net	3,496,000	3,690,000
Inventories	2,204,000	3,429,000
Other current assets	68,000	219,000
Total current assets held for sale	5,986,000	7,948,000

Property, plant and equipment, at cost, net	2,503,000	3,193,000
Other assets	152,000	64,000
Total non-current assets held for sale	2,655,000	3,257,000
Total assets held for sale	$8,641,000	$11,205,000

Accounts payable	3,484,000	3,500,000
Accrued liabilities	1,046,000	912,000
Notes payable - line of credit	1,558,000	2,879,000
Current portion of long term debt	1,363,000	504,000
Total current liabilities related to assets held for sale	7,451,000	7,795,000

Long term debt related to assets held for sale	—	680,000
Total liabilities related to assets held for sale	$7,451,000	$8,475,000

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

Liquidity and Capital Resources

At June 30, 2009, we had negative working capital of $452,000 (restated) compared to working capital of $2,021,000 at December 31, 2008. The decrease in working capital was due primarily to the reclassification of Just-Rite’s long term debt to current as a result of the Assignment as disclosed n Note 3, decrease in income tax receivable, current assets held for sale, partially offset by a decrease in notes payable – line of credit. At June 30, 2009, we had cash and cash equivalents and restricted cash of $1,024,000 compared to cash and cash equivalents and restricted cash of $423,000 at December 31, 2008.

Net cash provided by operating activities for the six months ended June 30, 2009 was $1,489,000 compared to net cash used in operations of $2,457,000 for the same period of 2008. The increase in cash provided by operations was due primarily to the receipt of the income tax receivable and increase in accrued expenses and other liabilities.

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

Our management, under the supervision of our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures were not effective for the three months ended June 30, 2009 because of the identification of a material weakness in our internal control over financial reporting which is identified below. Such controls and procedures are intended to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

b.

 Changes in internal controls

Our material weakness referenced above relates to the following:

Due to our recent financial condition, we had significantly reduced our workforce in an effort to reduce expenses. These reductions included certain accounting personnel which have historically been involved in the preparation and filing of our financial statements. In addition, we entered into a complex transaction during the interim period whereby one of our operating subsidiaries, Just-Rite Supply, Inc. executed an Assignment for the Benefit of Creditors. This transaction created additional presentation and disclosure considerations during this interim period which caused a significant utilization of our remaining accounting resources.  These circumstances created an environment in which our accounting resources did not have the capacity to dedicate the appropriate amount of time and effort to ensure our interim financial statements were filed timely and accurately. As a result, the Form 10-Q for the quarter ended June 30, 2009 incorrectly classified certain of the Company’s liabilities.

As reported in our Form 8-K filed on September 3, 2009, the above errors were discovered in our Form 10-Q and Amendment No. 1 to such Form 10-Q which resulted in reclassification of such financial statements in Amendment No. 2 to such Form 10-Q.

Management believes that it has adequately addressed the issue set forth above and that we have adequate staffing such that the deficiency in internal control over financial reporting that occurred during our last fiscal quarter that materially affected such financial reporting is not reasonably likely to materially affect our internal control over financial reporting for future periods.

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

(Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.1)

10.13

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.14

First Amendment to Forbearance Agreement dated August 7, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated August 7, 2009, Exhibit 10.1)

10.15

Second Amendment to Forbearance Agreement dated August 28, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated September 2, 2009, Exhibit 10.1)

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

September 4, 2009