Form 10-Q
period 2009-09-30
IMPERIAL INDUSTRIES INC
filed 2009-11-16
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 11, 2009 2,541,585.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. – FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

Consolidated Statements of Operations (Unaudited)
Nine Months and Three Months Ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements (Unaudited)

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.    Quantitative And Qualitative Disclosures About Market Risks

Item 4.    Controls And Procedures

PART II. – OTHER INFORMATION

Item 1.    Legal Proceedings

Item 1A.   Risk Factors

Item 6.    Exhibits

SIGNATURES

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$755,000	$381,000
Restricted cash	48,000	42,000
Trade accounts receivable, net	684,000	797,000
Inventories	994,000	1,136,000
Income tax receivable	35,000	1,079,000
Prepaid expenses and other current assets	177,000	26,000
Current assets held for sale by assignee	2,578,000	7,922,000
Total current assets	5,271,000	11,383,000

Property, plant and equipment, at cost, net	1,708,000	2,011,000
Assets held for sale by assignee	1,915,000	3,257,000
Other assets	148,000	448,000
Total assets	$9,042,000	$17,099,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652,000	$622,000
Payable to former preferred stockholders	50,000	56,000
Accrued expenses and other liabilities	785,000	359,000
Deferred compensation	—	255,000
Current liabilities related to assets held for sale by assignee	5,067,000	7,795,000
Current portion of long-term debt	127,000	275,000
Total current liabilities	6,681,000	9,362,000

Liabilities related to assets held for sale by assignee	—	680,000
Long-term debt, less current maturities	4,000	517,000
Secured financing	1,134,000	1,134,000
Total liabilities	7,819,000	11,693,000

Commitments and contingencies

Stockholders’ equity:
Common stock	25,000	25,000
Additional paid-in capital	14,905,000	14,850,000
Accumulated deficit	(13,707,000)	(9,469,000)
Total stockholders’ equity	1,223,000	5,406,000
Total liabilities and stockholders’ equity	$9,042,000	$17,099,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Net Sales	$6,864,000	$7,788,000	$2,186,000	$2,424,000

Cost of Sales	4,781,000	5,441,000	1,454,000	1,680,000

Gross profit	2,083,000	2,347,000	732,000	744,000

Selling, general and administrative expenses	2,988,000	3,176,000	980,000	1,010,000

Accrued loss contingency	627,000	—	—	—

Operating loss	(1,532,000)	(829,000)	(248,000)	(266,000)

Other (expense) income
Interest expense	(107,000)	(58,000)	(44,000)	(15,000)
Litigation settlement	193,000	—	—	—
Miscellaneous (expense) income, net	6,000	(56,000)	18,000	(43,000)
	92,000	(114,000)	(26,000)	(58,000)

Loss before income taxes	(1,440,000)	(943,000)	(274,000)	(324,000)

Income tax benefit	—	385,000	—	—

Loss from continuing operations	(1,440,000)	(558,000)	(274,000)	(324,000)

Loss from discontinued operations,
net of taxes	(2,798,000)	(4,038,000)	(1,530,000)	(1,486,000)

Net loss	$(4,238,000)	$(4,596,000)	$(1,804,000)	$(1,810,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.57)	$(0.22)	$(0.11)	$(0.13)
Loss from discontinued operations – basic and diluted	(1.10)	(1.61)	(0.60)	(0.59)
Net loss per share – basic and diluted	$(1.67)	$(1.83)	$(0.71)	$(0.72)

Weighted average shares outstanding - basic and diluted	2,533,272	2,515,601	2,533,639	2,515,601

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,238,000)	$(4,596,000)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	543,000	298,000
Amortization	19,000	9,000
Provision for doubtful accounts	276,000	18,000
Provision for deferred income taxes	—	694,000
(Gain) loss on disposal of fixed assets	(31,000)	25,000
Gain on litigation settlement	(193,000)	—
Share-based compensation	55,000	59,000
Deferred compensation	—	(2,000)
Gain on sale of assets	(592,000)	(127,000)
Loss on disposal of assets held for sale by assignee	1,850,000	—
Changes in operating assets and liabilities
Trade accounts receivable	80,000	(208,000)
Inventories	142,000	(1,000)
Prepaid expenses and other current assets	42,000	35,000
Other assets	295,000	4,000
Accounts payable	30,000	340,000
Due to former shareholders	(6,000)	—
Accrued expenses and other liabilities	426,000	(134,000)
Deferred compensation	(255,000)	—
Income taxes receivable	1,044,000	(242,000)
Assets held for sale by assignee	3,957,000	(1,766,000)
Liabilities related to assets held for sale by assignee	(813,000)	2,100,000
Net cash provided by (used in) operating activities	2,631,000	(3,494,000)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(24,000)	(90,000)
Proceeds received from sale of property and equipment	144,000	55,000
Proceeds received from disposal of assets held for sale	885,000	—
Net cash provided by (used in) investing activities	1,005,000	(35,000)

Cash flows(used in) provided by used in financing activities:
Proceeds from notes payable line of credit	18,814,000	36,752,000
Repayments of notes payable line of credit	(21,409,000)	(33,236,000)
Repayment of long-term debt	(661,000)	(283,000)
(Increase) decrease in restricted cash	(6,000)	1,000
Net cash (used in) provided by financing activities	(3,262,000)	3,234,000

Net increase (decrease) in cash and cash equivalents	374,000	(295,000)
Cash and cash equivalents, beginning of period	381,000	583,000
Cash and cash equivalents, end of period	$755,000	$288,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the nine months for interest	$195,000	$336,000

Cash refunded during the nine months for income taxes	$(1,044,000)	$—

Non-cash transactions:

Equipment financed	$—	$164,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2009, for the year ending December 31, 2009, or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and other Company filings with the Securities and Exchange Commission.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”) to establish the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative non-Securities and Exchange Commission (the FASB ASC does not supersede Securities and Exchange Commission rules or regulations) accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition to establishing the FASB ASC, FAS No. 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 became effective for companies in periods ending after September 15, 2009 and will continue to be authoritative until integrated into the FASB ASC. The Company adopted FAS No. 168 in its fiscal period ending September 30, 2009, as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. As FAS No. 168 was not intended to change or alter existing GAAP, it had no impact upon the Company’s financial condition, results of operations and cash flows. In all filings prior to this Quarterly Report on Form 10-Q, the Company made certain references to prior authoritative standards issued by the FASB using pre-Codification references. As a result of the adoption of FAS No. 168, the references in the Company’s Notes to Unaudited Consolidated Financial Statements have been updated in this Quarterly Report on Form 10-Q.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), and its wholly-owned subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), Premix-Marbletite Manufacturing Co. (“Premix”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc., and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”), are primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and until June 11, 2009, to customers located in the Southeastern United States through independent distributors and Company-owned distribution facilities.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were divested on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law and, as a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the September 30, 2009 and December 31, 2008 consolidated balance sheets as Assets held for sale and liabilities related to assets held for sale. Additionally, the related consolidated statement of operations and cash flows includes all Just-Rite business activity through June 11, 2009 and is reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(3)

Assignment for the Benefit of Creditors

On June 11, 2009, the Company’s subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). The Assignment was considered an event of default under the Company’s Line of Credit with its lender, resulting in the execution of a Forbearance and Amendment Agreement (the “Forbearance Agreement”) dated June 10, 2009 with its lender and three subsequent amendments to the Forbearance Agreement dated August 7, 2009, August 28, 2009 and September 30, 2009 (collectively the “Forbearance Agreement”), as described in Note 4.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the nine and three months ended September 30, 2009 and 2008 and all Just-Rite assets are considered held for sale and are reported on the financial statements as “assets held for sale”.

Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full value on the Company’s financial statements as “liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

(4)

Forbearance Agreement

On June 10, 2009, the Company and Wachovia Bank, N.A. (the “Lender”), executed a Forbearance Agreement to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). Under the Forbearance Agreement, the Lender agreed to forbear from exercising any of their rights in response to the occurrence of certain events of default under the Line of Credit, subject to the Company’s compliance with certain requirements set forth in the terms of the Forbearance Agreement.

The Forbearance Agreement dated June 10, 2009, modified the Line of Credit principally as follows:

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The First Amendment to Forbearance Agreement dated August 7, 2009, amended the Forbearance Agreement as follows:

•

The Lender, in its sole and absolute discretion, may continue to make revolving loans under the line of credit without regard to the Company’s compliance with the terms of the line of credit or existence of any event of default.

•

None of the assets of Just-Rite which were transferred to the Assignee pursuant to the Assignment are considered eligible collateral.

•

The addition of a restrictive loan covenant beginning July 31, 2009 and continuing each week thereafter which increased the borrowing availability reserve by $75,000 each week until the reserve reached an aggregate of $300,000.

The Second Amendment to Forbearance Agreement dated August 28, 2009, amended the First Amendment to Forbearance Agreement as follows:

•

Reduced the maximum credit by $50,000 each week beginning September 4, 2009 and ending September 25, 2009 at which point the maximum credit would be $300,000.

•

The lender implemented a reserve of 50% of any funds received by the Assignee from the Mississippi Department of Transportation and remitted to Lender.

•

Extended the date of the Forbearance Agreement from August 31, 2009 to September 30, 2009.

The Third Amendment to Forbearance Agreement dated September 30, 2009, amended the Second Amendment to Forbearance Agreement as follows:

•

Reduced the maximum credit by $25,000 on Friday each week beginning October 2, 2009 and ending November 30, 2009 at which point the maximum credit would be $75,000.

•

Released the 50% reserve of any funds received by the Assignee from the Mississippi Department of Transportation and remitted to Lender.

•

Extended the date of the Forbearance Agreement from September 30, 2009 to November 30, 2009.

As of the close of business on November 10, 2009, the outstanding balance on the line of credit was approximately $124,000.

(5)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three and a half years. As a result, the Company has incurred losses for the nine and three months ended September 30, 2009 and the year ended December 31, 2008. Our independent registered public accounting firm issued its report dated March 27, 2009, in connection with the audit of our financial statements as of December 31, 2008, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern. In connection therewith, we have taken the following actions:

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees in 2009. In addition, we have continued to make personnel reductions in our continued operations in 2009.

•

We have consolidated our manufacturing operations by shifting Premix manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the Premix distribution center in Pompano Beach to reduce costs. In addition, we are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame, for certain companies of which we believe we qualify, to carry-back Net Operating Losses (“NOL”) from 2 years to 5 years. As a result, the Company may carry-back a portion of its 2008 and 2009 NOL to claim a refund of Federal taxes paid. Although the amount of the refund cannot yet be determined, we expect it to be no less than $800,000.

(6)

Discontinued Operations

We closed three Just-Rite distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. We closed two additional Just-Rite distribution facilities in Tallahassee, Florida and Mobile, Alabama in January 2009.

In addition, the Assignment discussed in Note 3 transferred all assets on June 11, 2009, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. Revenue for the three months ended September 30, 2009 was generated from the disposition of Just-Rite’s inventory. As a result, Just-Rite’s results of operations are presented as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

Revenue and pretax loss from Just-Rite is reported as discontinued operations for the three and nine months ended September 30, 2009 and 2008 and is summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenue	$9,202,000	$15,611,000	$1,232,000	$8,758,000
Pretax Loss	$2,798,000	$4,038,000	$1,530,000	$1,486,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$97,000	$610,000
Accounts receivable, net	2,320,000	3,690,000
Inventories	105,000	3,429,000
Other current assets	56,000	193,000
Total current assets held for sale by assignee	2,578,000	7,922,000

Property, plant and equipment, at cost, net	1,827,000	3,193,000
Other assets	88,000	64,000
Total non-current assets held for sale by assignee	1,915,000	3,257,000
Total assets held for sale by assignee	$4,493,000	$11,179,000

Accounts payable and accrued expenses	3,421,000	4,412,000
Notes payable – line of credit	283,000	2,879,000
Current portion of long term debt	1,363,000	504,000
Total current liabilities related to assets held for sale by assignee	5,067,000	7,795,000

Long-term debt related to assets held for sale assignee	—	680,000
Total liabilities related to assets held for sale by assignee	$5,067,000	$8,475,000

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements, the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized income from the sale of the assets as a component of selling, general and administrative expenses of $-0- and $127,000 for the nine months ended September 30, 2009 and 2008, respectively, and the entire remaining amount of the deferred gain was recognized in fiscal 2008.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(8)

Reclassifications

Certain prior period amounts related to the discontinued operations have been reclassified to conform with the current year presentation.

(9)

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of new accounting guidance issued by the FASB on fair value measurements, which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of the new guidance issued, as permitted by an amendment which delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items included, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the adoption of the required provisions of the new guidance, nor the subsequent adoption of the remaining provisions of the new guidance as permitted by the amendment, had a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance for the accounting, reporting and disclosure of non-controlling interests which requires, among other things, that non-controlling interests be recorded as equity in the consolidated financial statements. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

On January 1, 2009, the Company adopted new guidance on business combinations which expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this new guidance. On April 1, 2009, additional guidance was issued further amending the accounting for business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

On July 1, 2009, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company is currently assessing the impact of adoption on its financial position and results of operations.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In June 2009, the FASB amended its guidance on variable interest entities (“ VIEs”). The amended guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It also requires a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009, and early adoption is prohibited. The Company is currently assessing the impact the amended accounting guidance will have on its consolidated financial statements.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.

(10)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	September 30, 2009	December 31, 2008

Accounts receivable, gross	$737,000	$849,000
Allowance for doubtful accounts	(53,000)	(52,000)
	$684,000	$797,000

(11)

Inventories

Inventories are stated at the lower of cost or market (net realizable value), on an average cost basis. Finished goods include the cost of raw materials, freight-in, direct labor and plant overhead.

Inventories consisted of the following at:

	September 30, 2009	December 31, 2008
Raw Materials	$356,000	$389,000
Finished Goods	484,000	525,000
Packaging materials	154,000	222,000
Total inventory	$994,000	$1,136,000

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

Property, Plant and Equipment consisted of the following at:

	September 30, 2009	December 31, 2008	Estimated useful life (years)
Land	$1,000	$1,000	—
Buildings and improvements	545,000	573,000	10-40
Machinery and equipment	2,810,000	2,813,000	3-20
Vehicles	119,000	271,000	2-8
Furniture, fixtures, and data processing equipment	613,000	613,000	3-12
	4,088,000	4,271,000
Less accumulated depreciation	(2,380,000)	(2,260,000)
	$1,708,000	$2,011,000

(13)

Notes Payable Included in Liabilities Related to Assets Held For Sale by Assignee

At September 30, 2009 and December 31, 2008, notes payable represent amounts outstanding under a line of credit from a commercial lender. The line of credit is collateralized by accounts receivable and inventory of Premix only. Accounts receivable and inventory of Just-Rite are not considered eligible collateral. The line of credit bears interest at a variable rate at our option of prime or Libor plus the applicable margin (Libor + 6.0%), which is 7.5% at September 30, 2009. The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. The term of the line of credit expired on June 10, 2009 and was effectively replaced by the Forbearance Agreement. The Forbearance Agreement, as amended, terminates November 30, 2009. See Note 4 regarding the Forbearance Agreement for an explanation of the changes in terms in the line of credit. At September 30, 2009, the outstanding balance on the line of credit was $283,000. We were eligible to borrow $300,000 resulting in excess availability of $17,000.

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

Product warranty accrual activity was as follows during the nine months ended:

	September 30,
	2009	2008
Beginning balance	$41,000	$44,000
Warranty provision	22,000	22,000
Warranty payments	(13,000)	(31,000)
Ending balance	$50,000	$35,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(15)

Long-Term Debt

 Included in “Liabilities related to assets held for sale” is long-term debt of $1,363,000 which was the direct obligation of Just-Rite. These liabilities were transferred to the Assignee as described in Note 3. We may continue to be liable for certain long-term debt of Just-Rite due to our guarantee of these obligations. We are unable to estimate how much long-term debt will remain following the liquidation of all of Just-Rite’s assets.

(16)

Share-Based Compensation

A summary of the stock option activity under our stock option plans as of September 30, 2009 presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	160,000	$1.67	—	—
Options Granted	—	—	—	—
Options Exercised	(8,000)	0.79	—	—
Options Cancelled	(59,000)	$0.79	—	—
Options Outstanding at September 30, 2009	93,000	$2.30	1.19	—
Options Exercisable at September 30, 2009	93,000	$2.30	1.19	—
Options Vested at September 30, 2009	93,000	$2.30	1.19	—

There were 8,000 stock options exercised during the nine months ended September 30, 2009 and zero stock options exercised during the same period in 2008.

(17)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the losses, all common stock equivalents were excluded from the diluted per share calculation for the three and nine months ended September 30, 2009 and 2008 because their inclusion would have been anti-dilutive. There were 93,000 and 100,000 anti-dilutive common stock equivalents at September 30, 2009 and 2008, respectively. These stock options have exercise prices ranging from $0.79 to $12.06 per share as of September 30, 2009.

(18)

Stockholders’ Equity

(a)

Preferred stock

At September 30, 2009 and December 31, 2008, we had authorized 2,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding.

(b)

Common stock

At September 30, 2009 and December 31, 2008, we had authorized 10,000,000 shares of common stock, $0.01 par value per share, of which 2,541,585 and 2,533,085, respectively, shares were issued and outstanding.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Asbestos Litigation

Premix is a defendant, together with non-affiliated parties, in nine claims (six of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of 30 years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least 10 of its prior insurance carriers including both primary and excess / umbrella liability carriers that have provided product liability coverage to the Company including potential coverage for alleged injuries related to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Certain of these underlying carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and the Company, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and the Company. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on the Company’s behalf in prior asbestos claims. We believe that Premix and the Company have meritorious defenses to these claims. Furthermore, notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that the Company and Premix have substantial umbrella/excess coverage for these claims, that Premix and the Company have more than adequate insurance coverage for these asbestos claims, and such policies are not subject to “self-insured” requirements (“S.I.R.”).

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

(UNAUDITED)

(19)

Commitments and Contingencies

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of certain Just-Rite debt and leases aggregating approximately $1,237,000. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to exceed the amount due on the respective notes or the leases resulting in an obligation to the Company.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we have established a loss contingency of approximately $627,000 which is recorded in accrued expenses and other liabilities at September 30, 2009. Due to the uncertainty of the market value of these collateralized assets or the amount of proceeds to be realized from the sale, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(c)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Matching contributions, if made, are based on a percentage of eligible employee compensation deferrals. When applicable, the contribution is made in cash to the plan on behalf of our employees. For the nine months ended September 30, 2009 and 2008, the aggregate contribution required by us to fund the plan was zero and $32,000 respectively, which have been fully funded. We eliminated matching contributions effective January 1, 2009.

(d)

Lease Commitments

At September 30, 2009, Imperial and Premix have certain property, plant and equipment under long-term operating leases. We will pay aggregate annual rent in 2009 of approximately $169,000 for these leases. The leases expire at various dates ranging from September 2010 to March 2014. Comparable properties at equivalent rentals are available for replacement of these facilities if any leases are not extended, other than the lease for our manufacturing facility in Winter Springs, Florida which expires October 31, 2013 and contains a purchase option and two five year renewal options. We do not expect to incur any material relocation expenses, if relocation is necessary.

(20)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former stockholders in our consolidated balance sheets at September 30, 2009 and December 31, 2008 are $50,000 and $56,000, respectively.

(21)

Business and Credit Concentrations

For the nine months ended September 30, 2009 and 2008, two vendors in aggregate, accounted for 41% and 50% of total purchases and no single vendor accounted for more than 23% and 31%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 27% and 25% of the Company’s net sales for the nine and three months ended September 30, 2009 and the same customer accounted for 22% and 18% of the Company’s net sales for the nine and three months ended September 30, 2008. In addition, this customer’s accounts receivable represented 17% of total outstanding accounts receivable at September 30, 2009.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(22)

Related Party Transactions

We paid legal fees of $95,000 and $43,000 for the nine months and three months ended September 30, 2009, as compared to $129,000 and $59,000, respectively, for the same periods in 2008 to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $38,000 and $22,000 at September 30, 2009 and December 31, 2008, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was entitled to receive deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was paid to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors and audit committee is an executive officer of one of Just-Rite’s former vendors. Also, a former member of our board of directors was the chief financial officer of the same vendor. We purchased approximately $156,000 and $309,000 in materials from this vendor during the nine months ended September 30, 2009 and 2008, respectively.

(23)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable, the current portion of long-term debt, borrowings under the line of credit and debt instruments included in other long-term debt. At September 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, accounts receivable, net, accounts payable and the current portion of long-term debt approximated their carrying values due to the short-term nature of these instruments.

The Company’s debt obligations consist of promissory notes and a credit facility which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing, the Company is unable, as of September 30, 2009, to determine the fair value of its debt.

 (24)

 Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these financial statements. During this period, the Company had no unrecognizable subsequent events, other than the following:

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame, for certain companies of which we believe we qualify, to carry-back Net Operating Losses (“NOL”) from 2 years to 5 years. As a result, the Company may carry-back a portion of its 2008 and 2009 NOL to claim a refund of Federal taxes paid. Although the amount of the refund cannot yet be determined, we expect it to be no less than $800,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended December 31, 2008. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q/A, the “Company”, “we”, “us”, and “our” refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and our subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, many of which are beyond our control, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of future product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of our vendors that may not be favorable to us; general economic and business conditions; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategies and development plans; estimates in capital expenditures; quality of management; business abilities and judgment of personnel; changes in accounting policies and practices in internal controls and requirements, and disclosure controls and procedures and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board, that may adversely affect our costs and operations; the adequacy of our accounting estimates; availability of qualified personnel; labor and employee benefit costs;and the outcome of the Assignment for the Benefit of Creditors of Just-Rite, including the amount of loss contingency established for certain guarantees of Just-Rite indebtedness. (See “Item 1A. Risk Factors” contained in our 2008 Form 10-K Report and herein for a more complete description of risk factors.)

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on an analysis of the aging of accounts receivables, the Company’s collateral, if any, securing the amount due, the subsequent collections of the receivables, the current financial condition of the customers with aged receivables, including credit terms offered (most invoices are due within 30 days of receipt) payment history, purchase history and direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivables is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. At the end of each fiscal quarter, the Company identifies all customers with significant invoices more than 60 days past due. For each customer, the Company then evaluates each of the factors noted above to arrive at a specific reserve. The Company then considers historical bad debt rates to arrive at a reserve for receivables not over 60 days past due. The aggregate of the specific reserve for over 60 day past due receivables and the reserve for the receivables not yet over 60 days past due represents the Company’s allowance for doubtful accounts as of the end of the reporting period. Additionally, at the end of each reporting period, we analyze the historical trend of various ratios including charges to bad debt expense compared to net sales, bad debt write-offs to net sales and the balance of the allowance for doubtful accounts to net sales to determine whether the calculated allowance appears adequate. The primary assumption we use for determining our allowance for doubtful accounts is the historical rate of bad debt write offs as a percentage of sales.

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

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. As we generally do not file our income tax returns until after the closing process for the year end financial statements is complete, the amounts recorded at year end reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against its net deferred tax assets. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

        Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”) to establish the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative non-Securities and Exchange Commission (the FASB ASC does not supersede Securities and Exchange Commission rules or regulations) accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition to establishing the FASB ASC, FAS No. 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 became effective for companies in periods ending after September 15, 2009 and will continue to be authoritative until integrated into the FASB ASC. The Company adopted FAS No. 168 in its fiscal period ending September 30, 2009, as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. As FAS No. 168 was not intended to change or alter existing GAAP, it had no impact upon the Company’s financial condition, results of operations and cash flows. In all filings prior to this Quarterly Report on Form 10-Q, the Company made certain references to prior authoritative standards issued by the FASB using pre-Codification references. As a result of the adoption of FAS No. 168, the references in the Company’s Notes to Unaudited Consolidated Financial Statements have been updated in this Quarterly Report on Form 10-Q.

The Company accounts for its uncertain tax positions in accordance with FASB ASC 740, “Income Taxes”. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of new accounting guidance issued by the FASB on fair value measurements, which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of the new guidance issued, as permitted by an amendment which delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items included, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the adoption of the required provisions of the new guidance, nor the subsequent adoption of the remaining provisions of the new guidance as permitted by the amendment, had a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance for the accounting, reporting and disclosure of non-controlling interests which requires, among other things, that non-controlling interests be recorded as equity in the consolidated financial statements. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

On January 1, 2009, the Company adopted new guidance on business combinations which expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this new guidance. On April 1, 2009, additional guidance was issued further amending the accounting for business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

On July 1, 2009, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company is currently assessing the impact of adoption on its financial position and results of operations.

In June 2009, the FASB amended its guidance on VIEs. The amended guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It also requires a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. The Company is currently assessing the impact the amended accounting guidance will have on its consolidated financial statements.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.

General and Recent Developments

As a result of the Assignment signed June 11, 2009, all assets, subject to any liabilities thereof, of Just-Rite were transferred to the Assignee, a non-affiliated party, who is in the process of winding down the operations of Just-Rite and liquidating all the assets and using such proceeds for expenses and reduction of Just-Rite’s liabilities in accordance with the laws of the State of Florida. Additionally, with the liquidation of Just-Rite, the Company no longer operates distribution facilities which sold a wide range of building products and no longer operates distribution facilities outside the state of Florida.

Through our subsidiary, Premix, we are engaged in the manufacture and distribution of building materials to primarily building materials dealers located primarily in Florida. We have one manufacturing plant in Winter Springs, Florida and one distribution facility in Pompano Beach, Florida. The Company’s corporate office is located in Premix’s distribution facility.

Our business is driven mainly by the level of residential and commercial construction activity in our markets, particularly in the state of Florida. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

We operate in the residential and commercial construction industry which is down sharply over the past 13 quarters. In addition, the current credit crisis in the United States and global recession is expected to further negatively impact the condition of our industry for an extended period of time. As a result, our current business environment is depressed and we expect construction activity to continue to be slow. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past 13 quarters. As a result, the Company has incurred losses for the nine months and three months ended September 30, 2009 and the year ended December 31, 2008. Our independent registered public accounting firm issued its report dated March 27, 2009, in connection with the audit of our financial statements as of December 31, 2008, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

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

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees. In addition, we have continued to make personnel reductions in 2009.

•

We have consolidated our manufacturing operations by shifting the manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the distribution center in Pompano Beach to reduce costs. In addition, we are continuing to implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame, for certain companies of which we believe we qualify, to carry-back Net Operating Losses (“NOL”) from 2 years to 5 years. As a result, the Company may carry-back a portion of its 2008 and 2009 NOL to claim a refund of Federal taxes paid. Although the amount of the refund cannot yet be determined, we expect it to be no less than $800,000.

Discontinued Operations

We closed three Just-Rite distribution facilities located in Panama City Beach, Florida, Norcross, Georgia and Tampa, Florida in May 2008, September 2008 and November 2008, respectively. We closed two additional Just-Rite distribution facilities in Tallahassee, Florida and Mobile, Alabama in January 2009.

In addition, the Assignment discussed in Note 3 transferred all remaining assets on June 11, 2009, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result, Just-Rite’s results of operations are presented as discontinued operations for the three and nine months ended September 30, 2009 and 2008.

Nine and Three Months Ended September 30, 2009 compared to 2008

Net sales decreased $924,000 and $238,000 for the nine and three months ended September 30, 2009, or 11.9% and 9.8%, respectively, compared to the same periods in 2008. The decrease in net sales was principally due to a reduction in demand for our products in the residential and commercial construction industries related to the decline in construction activity in the Southeast United States. Gross profit was approximately 30.3% and 33.5% for the nine months and three months ended September 30, 2009 compared to 30.1% and 30.7% for the same period of 2008. The increase in the margin for the three months ended September 30, 2009 was due primarily to moving the production of a certain product from the Pompano Beach facility to the Winter Springs facility in May 2009 to reduce manufacturing costs by consolidating production and improving plant utilization. Manufacturing expenses were approximately $85,000 less for the three months ended September 30, 2009.

Selling, general and administrative expenses include the amortization of a previously deferred gain from the sale of certain assets of $127,000 in the first quarter of 2008. This deferred gain was fully amortized in the first quarter of 2008. Excluding the offset of this gain, selling, general and administrative expenses decreased $315,000 and $157,000 for the nine and three months ended September 30, 2009 compared to the same periods in 2008.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2009 was due primarily to a decrease in payroll and related costs of $169,000 due to a reduction in personnel and pay cuts, a decrease in professional fees of $132,000, a decrease in delivery costs of $82,000 and a decrease in travel and entertainment expenses of $45,000. These decreases were partially offset by an increase of $131,000 in restructuring fees related to the discontinued operations of Just-Rite and an increase of $116,000 in distribution costs remaining after the Pompano Beach facility transferred production of a certain product from the Pompano Beach facility to the Winter Springs facility. The decrease in selling, general and administrative expenses for the three months ended September 30, 2009 was due primarily to a decrease in payroll and related costs of $30,000, a decrease in professional fees of $18,000, a decrease in delivery costs of $41,000 and a decrease in travel and entertainment expenses of $8,000. These decreases were partially offset by an increase of $85,000 in distribution costs associated with consolidating production at our Winter Springs, Florida facility noted above.

Selling, general and administrative expenses as a percentage of net sales for the nine months and three months ended September 30, 2009 were 43.5% and 44.8% compared to 40.8% and 41.7% for the same periods in 2008. The percentage increases in both the nine months and three months ended September 30, 2009 was due primarily to certain fixed costs being spread over lower sales volume and reclassification of certain expense items from cost of sales to selling, general and administrative expenses. A significant portion of our selling, general and administrative expenses are fixed in nature which do not fluctuate directly with changes in net sales.

For the nine months ended September 30, 2009, we recognized an accrued loss contingency expense of $627,000 associated with our guarantee of certain Just-Rite obligations transferred to the Assignee which may remain outstanding after the liquidation of the underlying collateralized assets.

Interest expense increased $49,000 and $29,000 for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase was due primarily to the increased interest rates on our line of credit.

Other (expense) income increased $206,000 and $32,000 for the nine and three months ended September 30, 2009 compared to the same periods in 2008. The increase for the nine month period is due primarily to the recognition of $193,000 of other income from the settlement of pending litigation against DFH’s insurance carrier in the first quarter in 2009 compared to zero in the same period in 2008.

Income tax benefit decreased $385,000 for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease is due to the Company not recording a tax benefit in 2009 related to its net operating loss carryforwards due to the uncertainty of realization of the benefit.

As a result of the above factors, we had a net loss from continuing operations of $1,440,000 and $274,000 or $0.57 and $0.11 per share for the nine and three months ended September 30, 2009, respectively. Additionally, we had a net loss from discontinued operations of $2,798,000 and $1,530,000 or $1.10 and $0.60 per share for the nine and three months ended September 30, 2009, respectively

Liquidity and Capital Resources

At September 30, 2009, we had negative working capital of $1,410,000 compared to working capital of $2,021,000 at December 31, 2008. The decrease in working capital was due primarily to the decrease in current assets held for sale as a result of the Assignment. At September 30, 2009, we had cash and cash equivalents and restricted cash of $803,000 compared to cash and cash equivalents and restricted cash of $423,000 at December 31, 2008.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $2,631,000 compared to net cash used in operations of $3,494,000 for the same period of 2008.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $1,005,000 compared to net cash used in investing activities of $35,000 for the same period of 2008. The increase in cash provided by investing activities was due primarily to the proceeds from the disposal of assets held for sale.

Net cash used in financing activities in the nine months ended September 30, 2009 was $3,262,000 compared to net cash provided by financing activities of $3,234,000 for the same period of 2008. The decrease in cash provided by investing activities was due primarily to the repayment of debt.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and our line of credit. As a result of the Assignment, on June 10, 2009, management, the Assignee and our lender executed a Forbearance and Amendment Agreement to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). The Forbearance Agreement and subsequent three amendments effectively extended the Line of Credit until November 30, 2009. Under the Forbearance Agreement and amendments, the lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the Forbearance Agreement and amendments, and agreed to continue to fund the Line of Credit.

The Forbearance Agreement dated June 10, 2009 initially modified the Line of Credit principally as follows:

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

The First Amendment to Forbearance Agreement dated August 7, 2009, amended the Forbearance Agreement as follows:

•

The Lender, in its sole and absolute discretion, may continue to make revolving loans under the line of credit without regard to the Company’s compliance with the terms of the line of credit or existence of any event of default.

•

None of the assets of Just-Rite which were transferred to the Assignee pursuant to the Assignment are considered eligible collateral.

•

The addition of a restrictive loan covenant beginning July 31, 2009 and continuing each week thereafter which increased the borrowing availability reserve by $75,000 each week until the reserve reached an aggregate $300,000.

The Second Amendment to Forbearance Agreement dated August 28, 2009, amended the First Amendment to Forbearance Agreement as follows:

•

Reduced the maximum credit by $50,000 each week beginning September 4, 2009 and ending September 25, 2009 until it reached a balance of $300,000.

•

The lender implemented a reserve of 50% of any funds received by the Assignee from the Mississippi Department of Transportation and remitted to Lender.

•

Extended the date of the Forbearance Agreement from August 31, 2009 to September 30, 2009.

The Third Amendment to Forbearance Agreement dated September 30, 2009, amended the Second Amendment to Forbearance Agreement as follows:

•

Reduced the maximum credit by $25,000 on Friday each week beginning October 2, 2009.

•

Released the 50% reserve of any funds received by the Assignee from the Mississippi Department of Transportation and remitted to Lender.

•

Extended the date of the Forbearance Agreement from September 30, 2009 to November 30, 2009.

As of the close of business on November 10, 2009, the outstanding balance on the line of credit was approximately $124,000.

The Line of Credit, as expressed by the Forbearance Agreement and three amendments, continues to be collateralized by the eligible accounts receivable and inventory of Premix. The line of credit is further collateralized by certain equipment and real property transferred to the Assignee. Our accounts receivable represent amounts due primarily from building materials dealers located principally in Florida that have purchased products on unsecured open accounts from us. Our accounts receivable, net of allowance, was approximately $684,000 and $797,000 at September 30, 2009 and December 31, 2008, respectively. Collections of accounts receivable slowed during 2008 and continued to significantly worsen through the third quarter of 2009 primarily due to the financial difficulties our former Just-Rite customers were experiencing, who generally were small to midsize subcontractors, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States is experiencing. In addition, the Assignee continues to experience difficulty collecting receivables from former customers of closed facilities. Generally, accounts not collected within 90 days and slow moving inventory are not eligible under our borrowing agreement. The Line of Credit bears interest at a variable rate based on Libor plus the applicable margin (7.5% at September 30, 2009). Annualized interest expense based on the outstanding balance of the Line of Credit would be approximately $21,000.

In the second quarter of 2009, we received an income tax refund of $1,044,000 which was recorded as an income tax receivable at December 31, 2008.

In October 2008, we received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised our Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to us of approximately $1,540,000. We realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to us of $865,000. We realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009 and this gain is reflected in loss from discontinued operations in the statement of operations for the nine months ended September 30, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

We presently are focusing our efforts on increasing Premix sales, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives. We expect capital expenditures for the next 12 months to approximate up to $80,000 and to be funded by the Company’s cash balances, or our line of credit, assuming the Company is able to replace its current line of credit with a line of credit from another financial institution. On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame, for certain companies of which we believe we qualify, to carry-back Net Operating Losses (“NOL”) from 2 years to 5 years. As a result, the Company may carry-back a portion of its 2008 and 2009 NOL to claim a refund of Federal taxes paid. Although the amount of the refund cannot yet be determined, we expect it to be no less than $800,000.

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

The accompanying unaudited consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past thirteen quarters. As a result, the Company has incurred losses for the nine months and three months ended September 30, 2009 and the year ended December 31, 2008. Our independent registered public accounting firm issued its report dated March 27, 2009, in connection with the audit of our financial statements as of December 31, 2008, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees. In addition, we have continued to make personnel reductions in our continuing operations in 2009.

•

We have consolidated our manufacturing operations by shifting the manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the distribution center in Pompano Beach to reduce costs. In addition, we are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to continue as a going concern. Our line of credit, which was effectively extended by the Forbearance Agreement and three amendments, expires November 30, 2009 and there is a risk the line of credit will not be further extended or, if extended, on terms that will be acceptable to us. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to extend our line of credit with our commercial lender, or replace the line of credit with another commercial lender, on terms satisfactory to us, successfully achieve profitable operations, maintain favorable terms with our suppliers, the Assignee’s ability to liquidate the Just-Rite’s assets in adequate amounts to limit the Company’s contingent liabilities pursuant to guarantees of certain obligations, obtain additional financing and resolve litigation on terms favorable to us.

There can be no assurance that the actions will be successful and any such new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s unfavorable conditions continue to deteriorate due to the unprecedented adverse economic conditions now existing in the general economy and its effect on demand for our products and results of operations and our ability to maintain adequate liquidity cannot be determined.

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

Market Risks

Residential and Commercial Construction Activity

Our sales depend heavily on the strength of residential and commercial construction activity in the Southeastern United States, principally in the Florida trade area. The strength of these markets depends on many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, supply of unsold residential housing units, real estate prices, weather conditions and availability of raw materials and products purchased for resale, as well as consumer confidence. Downturns in the markets that we serve or in the economy could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity has resulted in increasingly intense price competition among building materials companies, which have and may continue to adversely affect our gross margins and operating results.

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

Exposure to Interest Rates

All our debt has fixed interest rates except for our line of credit. At September 30, 2009, we had $283,000 outstanding on the line of credit. Our line of credit, from a commercial lender, bears interest at a variable rate at our option of prime or Libor plus the applicable margin. A significant increase in the market index rates could have a material adverse effect on our operating results and financial condition. In addition, future increases in interest rates could have an adverse effect on residential and commercial construction activity and demand for our products. If the average interest rate on our variable rate debt increased or decreased 1%, annual interest expense would increase or decrease by approximately $21,000 based on the outstanding balances of our variable rate debt as of September 30, 2009.

Item 4.

Controls and Procedures

a.

Evaluation of disclosure controls and procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

Our management, under the supervision of our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures were not effective as of September 30, 2009  because of the identification of a material weakness in our internal control over financial reporting which is identified below. Such controls and procedures are intended to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

As reported in our Form 8-K filed on September 3, 2009, the above errors were discovered in our Form 10-Q and Amendment No. 1 to such Form 10-Q which resulted in restatement of such financial statements in Amendment No. 2 to such Form 10-Q.  Management believes that it has adequately addressed the issue set forth above.

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

On June 10, 2009, we executed a Forbearance and Amendment Agreement to our line of credit with our principal lender. The lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default, subject to our compliance with certain requirements set forth in the Forbearance Agreement and extended the maturity date to August 31, 2009. The Forbearance Agreement was amended three times and the Third Amendment to Forbearance Agreement extended the maturity date to November 30, 2009.

On June 11, 2009, our subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors, which was considered an event of default under the line of credit, resulting in execution of the Forbearance Agreement . Subsequent to June 11, 2009, the Company was advised by the lender that it was not in compliance with certain requirements of the Forbearance Agreement principally as a result of the activities involved in the wind-down of Just-Rite. As a result, the Forbearance Agreement was amended effective August 7, 2009 to facilitate the continued funding of the line of credit, was subsequently amended by a Second Amendment as of August 28, 2009 and further amended by a Third Amendment effective September 30, 2009, which extended the maturity date to November 30, 2009. The outstanding balance of the line of credit at the close of business on November 10, 2009 was $124,000.

As a result of the risks we face in our business, we can give no assurances that (a) we will be able to achieve sufficient financial results necessary to remain in compliance with the financial covenants of the Forbearance Agreement as amended (b) the Assignee will liquidate the Just-Rite assets timely and for adequate amounts in relation to the liabilities associated with the assets, including the line of credit, or (c) extend the maturity date of the Forbearance Agreement beyond November 30, 2009. If we were unable to comply with the financial covenants, or we are unable to extend the maturity date we would be in default and our lender would have the right, but not the obligation, to terminate the loan and demand payment of the entire amount outstanding under the line of credit. The lender could also foreclose on our assets that secure our line of credit. In that event, we would be forced to seek alternative sources of financing which may not be available on terms acceptable to us, or at all.

If we are unable to satisfy certain financial obligations assigned to the Assignee which remain outstanding after the sale and liquidation of the underlying collateralized assets, principally certain fixed assets of Just-Rite guaranteed by our parent company, it would have a material adverse effect on our financial condition.

We remain liable for certain obligations of Just-Rite associated with our guarantee of obligations related to specific underlying assets used in its former operations. To the extent the proceeds derived from the sale of such collateralized assets of Just-Rite are less than those obligations we guaranteed, we will be responsible for the short-fall. Such amount of these potential obligations cannot be determined until the assets are sold by the Assignee and the amount of deficiencies remaining to satisfy these obligations arising after said sales, if any, are known. At September 30, 2009, we established a loss contingency estimate of $627,000 which will continue to be adjusted in future periods as more current information is obtained.

If we lost our largest customer, this could have a material adverse effect on our business financial condition and results of operations.

One customer accounts for approximately 27% of our net sales for the nine months ended September 30, 2009 and this customer’s accounts receivable represented 17% of total accounts receivable at September 30, 2009. Although we expect this customer to remain for the foreseeable future, there can be no assurance that we will be able to retain our largest customer, or that we would be able to recruit additional key customers to replace the loss of that customer. The loss of this customer, or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business financial condition and results of operations.

Our business has substantial fixed costs, and as a result, our operating income is sensitive to changes in net sales. Declines in net sales adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating income. For example, for the nine months ended September 30, 2009, sales and operating income decreased significantly compared to the same period in 2008. The reduction in operating income is attributable to selling, general and administrative expenses not decreasing at the same proportion as sales. A continuing reduction in net sales may have an unfavorable effect on future operating income due to the negative operating leverage.

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

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “IPII”. Rule 4130 of the NASDAQ Stock Market sets forth certain criteria in order for securities, including our common stock, to continue to qualify for listing in the NASDAQ Capital Markets. These criteria include among other things, (a) the requirement to maintain a minimum bid price per share of $1.00 for a period of 30 consecutive days; (b) either (i) stockholder’s equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal year or in two of the last three most recently completed fiscal years; and (c) the requirement to hold an Annual Meeting of Stockholders each fiscal year.

The bid price of our common stock has been less than $1.00 per share during various parts of 2009 and the aggregate market value of our common stock is less than $35 million. The price for our common stock has been adversely affected by a number of factors, including operating results, conditions in the construction industry and financial markets, among many other items, some of which may be unrelated to our performance, or outside our control. Due to the recent turmoil in the global stock markets, on October 16, 2008, NASDAQ suspended the enforcement of the minimum per share bid price requirement as well as the requirement to maintain the minimum market value of publically held shares until July 20, 2009 as to all NASDAQ listed securities. There can be no assurance the Company will be able to meet the minimum per share bid price requirement sense reinstatement on July 20, 2009 of such criteria by NASDAQ, or the other continued listing requirements, in order for our common stock to remain listed on NASDAQ. We would have a period of time following any determination that the common stock does not satisfy such requirements (180 days following notification of such failure if it is for the failure to maintain the minimum bid price).

At September 30, 2009, our stockholders’ equity was $1,223,000. There can be no assurance that we will be able to maintain our stockholders’ equity greater than $2,500,000 in the future. In addition, we have not held an Annual Meeting of Stockholders in 2009 due to our need to conserve cash and maintain our liquidity. As a result, our common stock may be de-listed from NASDAQ and our stock price could be adversely affected and decline.

Item 6.

Exhibits

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
3.5	Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.5).
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

(Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.1)

10.13

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.14

First Amendment to Forbearance Agreement dated August 7, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated August 7, 2009, Exhibit 10.1)

10.15

Second Amendment to Forbearance Agreement dated August 28, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated September 2, 2009, Exhibit 10.1)

10.16

Third Amendment to Forbearance Agreement dated September 30, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated October 2, 2009, Exhibit 10.1)

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

November 13, 2009