Form 10-K
period 2009-12-31
IMPERIAL INDUSTRIES INC
filed 2010-03-19
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

Commission File Number 1-7190

———————

IMPERIAL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

———————

Delaware	65-0854631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1259 NW 21st Street, Pompano Beach, Florida 33069

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) is: $1,476,600.

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 12, 2010 is 2,550,460.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

PART I

Item 1.           Business

1

Item 1A.        Risk Factors

6

Item 1B.        Unresolved Staff Comments

11

Item 2.           Properties

12

Item 3.           Legal Proceedings

12

Item 4.           Removed and Reserved

13

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

14

Item 6.           Selected Financial Data

15

Item 7.           Management’s Discussion and Analysis of Financial Condition and
Results of Operations

15

Item 8.           Financial Statements and Supplementary Data

24

Item 9.           Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

50

Item 9A(T).   Controls and Procedures

50

Item 9B.        Other Information

51

PART III

Item 10.        Directors and Executive Officers of the Registrant

52

Item 11.        Executive Compensation

54

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

58

Item 13.        Certain Relationships and Related Transactions and Directors Independence

58

Item 14.        Principal Accounting Fees and Services

59

PART IV

Item 15.        Exhibits, Financial Statement Schedules

60

SIGNATURES

63

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

General

Imperial Industries, Inc. (the “Company”) is a Delaware corporation, which, through its predecessor corporations, has been in existence since 1968. Our executive offices are located at 1259 NW 21st Street, Pompano Beach, Florida 33069 and the telephone number at our office is (954) 917-4114.

We are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products as well as products purchased from other manufacturers. Such products are sold to building materials dealers, contractors and others.

We manufacture and distribute products through our wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”). Our facilities primarily produce and distribute pool finish coatings, roof tile mortar, stucco and plaster products. Pool finish products are applied as coatings for in-ground swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Stucco products are applied as a finishing coat to exterior surfaces and plaster customarily is used to finish interiors of structures.

Our business is directly related to the level of activity in the new and renovation construction markets in the Southeast United States, principally Florida. Our products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth and job growth. Population growth, in turn, is principally a function of migration of new residents to our markets. When economic conditions reduce migration, demand for new construction would be expected to decrease. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of financing and local government growth management policies. Our operations are directly related to the general economic conditions existing in the Southeastern United States.

During the second quarter of 2006, residential construction demand began to be impacted by a number of adverse factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. Further, the continuing significant decline in building permits in the Florida markets since 2006 indicates that future residential construction activity and demand for our products is expected to remain weak in such market in 2010.

The challenging market conditions we faced in 2009 are continuing due generally to the following:

1.

High levels of new and existing home inventory available for sale,

2.

High foreclosure rates,

3.

Low consumer confidence in the housing market,

4.

Reduced home affordability and loss of jobs,

5.

Shortage of mortgage financing and,

6.

Contraction in the mortgage and credit markets.

Although the current Federal Reserve Board policy initiatives shows its determination to reverse the economy’s downward momentum and improve the bond and credit market conditions which would be beneficial to the residential and commercial construction industry, the depth and duration of the decline in construction activity as well as the strength of any recovery cannot be determined.

Discontinued Operations and Closed Facilities

(a)

Discontinued Operations

Until June 11, 2009, we were engaged in the distribution of building materials to builders, contractors and sub-contractors in the Southeastern United States through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The Just-Rite facilities formerly sold gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by Premix. Prior to the discontinuance of operations, Just-Rite accounted for approximately 76% of our consolidated net sales for the year ended December 31, 2008, including Premix products sold through Just-Rite.

On June 11, 2009, our subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates ( the “Assignee”). The Assignment was considered an event of default under our Line of Credit with our lender, resulting in the execution of a Forbearance and Amendment Agreement (the Forbearance Agreement”) dated June 10, 2009 with our lender and subsequent amendments to the Forbearance Agreement (collectively the “Forbearance Agreement”), as described in Note 4, of the Notes to the Consolidated Financial Statements.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the years ended December 31, 2009 and 2008 and all Just-Rite assets and liabilities are considered held for sale and are reported on the financial statements as “assets held for sale by assignee” and “liabilities related to assets held for sale by assignee”.

Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors, or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value on the Company’s financial statements as “liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

Sales of Certain Assets

(a)

Sale of Premix Winter Springs Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sales-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, the Company entered into a five year lease. The lease contains two five-year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of the lease period including any extensions.

(b)

Sale of Just-Rite Distribution Facility (Discontinued Operations)

In October 2008, Just-Rite received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised its Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to Just-Rite of approximately $1,540,000. Just-Rite realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to MDOT in February 2009 and resulted in net cash proceeds to Just-Rite of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009. During the fourth quarter of 2009 the Assignee received $335,000 in reimbursement costs from MDOT for vacating these facilities. The gains as well as the reimbursement amount received by the Assignee are reflected in loss from discontinued operations in the statements of operations for the years ended December 31, 2008 and 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

(c)

Sale of DFH Manufacturing Assets

On July 25, 2005, DFH, Inc., a wholly-owned subsidiary of the Company (“DFH”), entered into an agreement with Degussa Wall Systems, Inc. and Degussa Construction Chemical Operations, Inc. (collectively now known as BASF Construction Chemicals, LLC) (“BASF”) to sell certain assets associated with its manufacturing facility in Kennesaw, Georgia (the “BASF Sales Agreement”). BASF acquired certain assets of DFH and its affiliate, Premix. The assets consisted of certain equipment, customer lists, trademarks, proprietary rights, including product formulas, code approvals and books and records associated with DFH’s manufacturing operations in Kennesaw, Georgia (the “Assets”). DFH also agreed to cease the manufacture of products by December 31, 2005 that had been formerly used in exterior insulation finish wall systems (“EIFS”) applications and closed that facility shortly thereafter.

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements, the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized the remaining deferred gain from the sale of the assets as a component of selling, general and administrative expenses of $127,000 for the year ended December 31, 2008.

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

Premix sales to its discontinued subsidiary, Just-Rite, accounted for approximately 1.9% and 9.0% of its net sales for the years ended December 31, 2009 (through June 11, 2009), and 2008, respectively. Such intercompany sales have been eliminated in consolidation.

Growth Opportunities

While industry forecasts do not indicate any expected improvement in the construction industry in the near term, we are focusing our efforts on addressing new marketing opportunities and broadening our geographic reach for certain products through establishing arrangements with other manufacturers to produce our products for sale in other markets. We are continually working with our customers in an effort to identify new products to increase the breadth of our product line to increase sales.

Suppliers

The majority of Premix’s raw materials and products are purchased from approximately twenty nine suppliers. While five suppliers account for approximately 58% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Historically, equivalent materials have been available from other sources at similar prices. We have not experienced any raw material product shortages since the second quarter of 2006.

Sales and Marketing

Our sales and marketing strategy is to provide a wide range of products and superior service to our customers for the products we manufacture and distribute, as well as enlarging our product offerings to include additional complementary products and other building materials manufactured by other companies. The other building materials and complementary items are purchased by us and held in inventory, together with our manufactured products, for sale to customers. Currently, we are making an effort to extend our geographic territory and expand our product line at both of our facilities to increase sales by selling more products to existing customers and attracting new customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. Our sales approach to the new and renovation construction markets is targeted at both the end user of our products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from us and sell to the end-user, and in some instances, retail customers.

While our manufactured products have typically been sold to distributors, we focus our marketing efforts on the contractor/sub-contractor end user to create a brand preference for our manufactured products. One non-affiliated independent distributor has accounted for 26% and 21%, respectively, of total sales for the years ended December 31, 2009 and 2008. The majority of sales of our manufactured products are sold directly by Premix to non-affiliated building materials distributors.

We believe that the loss of any one independent distributor would not cause a material loss in sales of our manufactured products because the brand preference contractors and subcontractors generally have for our products cause the user to seek a distributor who carries our manufactured products. However, the loss of the above noted significant customer, or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business, financial condition and results of operations. We market our products to distributors through Company salespeople and outside sales representatives located throughout the Southeastern United States.

Seasonality

The sale of our products in the construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year.

Competition

Our industry is highly competitive and varies depending on product line and geographic market. Our manufacturing facilities encounter significant competition from local, independent companies, as well as regional and national manufacturers of cement and plaster products, most of whom manufacture similar products. A number of these competitors are larger, more established and better financed than we are. We compete with the other companies based primarily upon product performance and quality, customer service and pricing by striving to maintain lower overhead than larger national companies.

Environmental Matters

Our operations are subject to various federal, state and local environmental laws and regulations in the normal course of our business. Although we believe that our manufacturing, handling, consuming, selling and disposing of our raw materials and products are in accordance with current environmental regulations, future developments could require us to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with our operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2010 to comply with existing laws and regulations are also not expected to have a material effect on our financial position, results of operations or liquidity.

Employees

We had 23 full time employees at December 31, 2009. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

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

The markets we serve, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates or lack of available credit could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in limited geographic markets in the Southeast United States, our business is subject to the economic conditions in each such geographic market. The continuing general economic downturn or localized downturns in the Florida market where we have operations had, and continue to have a material adverse effect on our business, financial condition and operating results.

During the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. The significant decline in building permits continued in the Florida market through 2009 which indicates that future residential construction activity and demand for our products is expected to remain weak during 2010 in such market. The depth and duration of the decline in construction activity cannot be predicted.

In addition, the current economic climate in the United States including the adverse credit conditions within and outside the financial services industry has and is expected to continue to reduce credit available to contractors and construction development companies for an extended period of time. The inability of these entities to obtain credit for construction projects would negatively impact our sales and results of operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued its report dated March 19, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. We have and are taking several responsive steps, as set forth in Note 2 to the accompanying consolidated financial statements appearing elsewhere in the Form 10-K, that management hopes will be sufficient to allow the Company to continue as a going concern and to improve our operating results and financial condition. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 10, 2009, in contemplation of Just-Rite entering into an assignment for the benefit of creditors on June 11, 2009 (the “Assignment”), we executed a Forbearance and Amendment Agreement to our line of credit with our principal lender. The lender agreed to forbear from exercising any of it rights in response to the occurrence of certain events of default, including the Assignment, subject to our compliance with certain requirements set forth in the Forbearance Agreement, and extended the maturity date to August 31, 2009.

Subsequent to June 11, 2009, the Company was advised by the lender that it was not in compliance with certain requirements of the Forbearance Agreement principally as a result of the activities involved in the wind-down of Just-Rite. As a result, the Forbearance Agreement was amended and subsequently amended at various dates to, among other things, extend the maturity date to April 30, 2010. The outstanding balance of the line of credit at the close of business on December 31, 2009 was $80,000.

As a result of the risks we face in our business, we can give no assurances that (a) we will be able to achieve sufficient financial results necessary to remain in compliance with the financial covenants of the Forbearance Agreement as amended, (b) the Assignee will liquidate the Just-Rite assets timely and for adequate amounts in relation to the liabilities associated with the assets, including the line of credit, or (c) extend the maturity date of the Forbearance Agreement beyond April 30, 2010. If we were unable to comply with the financial covenants, or we were unable to extend the maturity date we would be in default and our lender would have the right, but not the obligation, to terminate the loan and demand payment of the entire amount outstanding under the line of credit. The lender could also foreclose on our assets that secure our line of credit. In that event, we would be forced to seek alternative sources of financing which may not be available on terms acceptable to us, or at all.

If we are unable to satisfy certain financial obligations assigned to the Assignee which remain outstanding after the sale and liquidation of the underlying collateralized assets, principally certain fixed assets of Just-Rite guaranteed by our parent company, it would have a material adverse effect on our financial condition.

We remain liable for certain obligations of Just-Rite associated with our guarantee of obligations related to specific underlying assets used in Just-Rite’s former operations. To the extent the proceeds derived from the sale of such collateralized assets of Just-Rite are less than those guaranteed obligations, we will be responsible for the short-fall. Such amount of these potential obligations cannot be determined until the assets are sold by the Assignee and the amount of deficiencies remaining to satisfy these obligations arising after said sale, if any, are unknown. During 2009 we established a loss contingency estimate of $529,000, of which, after settlement payments were made for certain of the obligations, $402,000 remains in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2009. The accrued loss contingency will continue to be adjusted in future periods as more current information is obtained.

The loss of our largest customer could have a material adverse effect on our business, financial condition and results of operations.

One customer accounted for approximately 26% of our net sales for the year ended December 31, 2009. This customer’s accounts receivable also represented 23% of total accounts receivable at December 31, 2009. Although we expect this customer to remain for the foreseeable future, there can be no assurance that we will be able to retain our largest customer, or that we would be able to recruit additional key customers to replace the loss of that customer. The loss of this customer, or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business, financial condition and results of operations.

Our business has substantial fixed costs, and as a result, our operating income is sensitive to changes in net sales. Declines in net sales adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating results. For example, for the year ended December 31, 2009, sales and operating loss increased significantly compared to the same period in 2008. The increase in operating loss is partially attributable to selling, general and administrative expenses not decreasing at the same proportion as sales. A continuing reduction in net sales has an unfavorable effect on future operating results due to the negative operating leverage.

We require a significant amount of liquidity to service our debt, fund operations and meet cash requirements of capital expenditures.

We require a significant amount of liquidity to service our indebtedness and fund operations and capital expenditures. Our ability to fund our operations, capital expenditures and other corporate expenses, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive and other factors. Also, we are guarantors of the line of credit attributable to Just-Rite and certain Just-Rite obligations collateralized by assets being sold in the liquidation of that business through the Assignment process. To the extent the proceeds realized from the assets sold are less than the amount of the obligation, it will result in an obligation to the Company. At this date, it is uncertain what the amount of any remaining obligation will be after the sale of those collateralized assets. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our needs.

Any curtailment of operations, or reduction or delay in planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially acceptable terms or at all.

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

Our products are currently obtainable from various sources and in sufficient quantities. However, from time to time we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations. Also, we purchase products from many vendors under relationships that are terminable without cause or written notice which is customary in our industry. Any disruption in our sources of supply for raw materials or building materials could negatively impact our financial condition and results of operations. If shortages or disruptions in our supply of products from our vendors were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on our operations and a long-term adverse effect on our customer relationships and reputation if we were unable to obtain a sufficient allocation of products from other vendors. In addition, we have strategic relationships with several key vendors. In the event we are unable to maintain these relationships, we could lose some of the competitive advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition.

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

We believe that our ability to implement our business strategy and our continued success will largely depend upon the efforts, skills, abilities and judgment of our executive management team. Our success also depends upon our ability to recruit and retain highly knowledgeable and skilled sales, marketing, operations, finance and other senior managers. We may not be successful in attracting and retaining these employees or in managing our growth successfully, which may in turn have an adverse effect on our results of operations and financial condition.

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

Our Common Stock may be subject to “Penny Stock” rules and these regulations may limit the liquidity of our Common Stock.

Our common stock was listed in the NASDAQ Capital Market until January 27, 2010. Since that date our shares have been quoted in the Over-the-Counter Bulletin Board, under the symbol, “IPII.OB”.

The SEC has promulgated rules governing the over the counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Further, if the price of the stock in below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation of the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We conduct operations through our subsidiaries from two facilities located in Florida. A number of distribution facilities have been closed in the past two years. The location and size of our current facilities and the principal nature of the operations in which such facilities are used, are as follows:

Location	Approximate Sq. Footage	Owned/Leased	Company
Pompano Beach, FL	19,600	Leased	Premix/Imperial
Winter Springs, FL (1)	26,000	Leased	Premix

——————

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

The leased properties are currently leased from unaffiliated third parties. In the event that the Company is unable to renew the above leases on acceptable terms, management believes there are other available facilities at each location and the cost of moving is not material other than the lease for our manufacturing facility in Winter Springs, Florida which, as noted above, expires October 31, 2013 and contains lease purchase and renewal options.

Management believes that our facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.

Legal Proceedings

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in two lawsuits, including one in South Carolina and one in Florida. These cases are brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in both of these cases. None of these claims are subject to any remaining self-insured retention (“SIR”).

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

In March 2008, Imperial instituted an action for declaratory judgment and damages against its former insurance carrier after it denied coverage in certain EIFS cases (all of which have since been resolved) brought against the Company in South Carolina. In March 2009, the Company and this carrier entered into a Settlement and Release Agreement, wherein the carrier agreed to pay the Company $193,000, which is reflected as a litigation settlement in the accompanying consolidated Statement of Operations for the year ended December 31, 2009. In consideration of this settlement amount, the Company agreed to dismiss the action it filed, with prejudice, and the parties exchanged limited mutual releases pertaining to the prior matters where the insurer had denied coverage.

Asbestos Litigation

Premix is a defendant together with non-affiliated parties, in eleven claims (seven of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least ten (10) of its prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to the Company, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade

Circuit Court against Premix and the Company, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and the Company. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on the Company’s behalf in prior asbestos claims. We believe that Premix and the Company have meritorious defenses to these claims. Premix and the Company have filed a counter claim against the carrier for breach of contract, and asserted claims for damages and attorneys’ fees as a result of the carrier’s unlawful denial of coverage. Nevertheless, until this suit has been resolved, and as a result of the positions taken by certain other carriers, the “underlying coverage layer” at this time has been exhausted, and the “umbrella/excess carrier group” has assumed the defense and indemnity of the pending asbestos claims under a reservation of rights. Notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that the Company and Premix have substantial umbrella/excess coverage for these claims, that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to SIR’s.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance that the ultimate resolution of such litigation would not have a material adverse effect. The Company and its subsidiaries are engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

Item 4.

Removed and Reserved

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the NASDAQ Capital Market under the symbol “IPII” until January 27, 2010. Since that date our common stock has been quoted on the Over-the-Counter Bulletin Board. The following table sets forth the high and low sales price per share for the common stock for each quarter during 2009 and 2008. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal 2009	High	Low

First Quarter	$0.86	$0.21
Second Quarter	1.20	0.36
Third Quarter	3.69	0.35
Fourth Quarter	1.49	0.60

Fiscal 2008	High	Low

First Quarter	$6.30	$3.91
Second Quarter	4.65	2.77
Third Quarter	4.19	0.92
Fourth Quarter	1.10	0.18

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any dividends in the foreseeable future. On March 9, 2010, the Common Stock was held by 1,489 stockholders of record.

As of March 12, 2010, the closing price of the Common Stock quoted on the Over-the-Counter Bulletin Board was $0.47 per share.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the year ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2009 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
Directors Stock Option Plan	25,000	$0.79	––
1999 Employee Stock Option Plan	36,750	$4.62	––
2006 Stock Award and Incentive Plan	47,000	$0.79	116,491
Equity compensation plans not approved by security holders:	––	––	––
Total	108,750	$2.30	116,491

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

Company Overview

We are engaged in the manufacture and distribution of building materials to building materials dealers and to a lesser extent, contractors and sub-contractors, located primarily in the Southeastern United States, principally Florida. We have two facilities through which we market our products. Our business is driven primarily by the level of residential and commercial construction activity in our trade markets, particularly in the state of Florida. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, inventory of available residential and commercial units, government growth policies and construction funding.

We have experienced three consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida decreased 41.3% for the twelve months ended December 31, 2009 as compared to the same period in 2008, in addition to a 40.6% decline in permits in 2008 compared to 2007. Florida is our largest market, representing the majority of our consolidated net sales in 2009.

We operate in the residential and commercial construction industry which is down sharply over the last three years. In addition, the current credit condition in the United States and global recession is expected to further negatively impact the condition of our industry for an extended period of time. As a result, our current business environment is depressed and we expect construction activity to continue to be slow. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 19, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31 2009 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management hopes will be sufficient to allow the Company to continue as a going concern as described in Note 2 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-K. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on an analysis of the aging of accounts receivables, the Company’s collateral, if any, securing the amount due, the subsequent collections of the receivables, the current financial condition of the customers with aged receivables, including credit terms offered (most invoices are due within 30 days of shipment) payment history, purchase history, direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivables is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. At the end of each fiscal quarter, the Company identifies all customers with significant invoices more than 60 days past due. For each customer, the Company then evaluates each of the factors noted above to arrive at a specific reserve. The Company then considers historical bad debt rates to arrive at a reserve for receivables not over 60 days past due. The aggregate of the specific reserve for over 60 days past due receivables and the reserve for the receivables not yet over 60 days past due represents the Company’s allowance for doubtful accounts as of the end of the reporting period. Additionally, at the end of each reporting period, we analyze the historical trend of various ratios including charges to bad debt expense compared to net sales, bad debt write-offs to net sales and the balance of the allowance for doubtful accounts to net sales to determine whether the calculated allowance appears adequate. The primary assumption we use for determining our allowance for doubtful accounts is the historical rate of bad debt write offs as a percentage of sales.

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

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted the Company in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables are included in “current assets held for sale by assignee” in the accompanying consolidated balance sheets of the Company.

Inventory Valuation

Inventories are valued at the lower of cost or market using the first-in, first-out cost basis. We record a provision to reserve for obsolete and slow moving inventory so that our inventory is reported at estimated net realizable value. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. This information is aggregated and the estimated provision is determined. Judgment is required in evaluating these factors and in determining the appropriate amounts to record in the provision because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected.

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

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee, could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2009. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

Results of Operations

Year Ended December 31, 2009 compared to 2008

Net sales decreased approximately $1,403,000, or 14.0%, for the year ended December 31, 2009 compared to the same period in 2008. The decrease in sales was principally due to the slowdown in the residential and commercial construction markets in our principal trade areas.

Gross margin as a percentage of net sales in 2009 was approximately 28.5%, as compared to 27.1%, for 2008. The increase in gross margin was primarily due to a higher margin in manufactured products due to lower production costs associated with certain cost cutting measures and consolidation of manufacturing operations to one facility. Manufacturing expenses were approximately $596,000 less for 2009 compared to 2008. However, we expect to experience continued reduced levels of demand, intense competitive conditions arising from the decline in construction activity and overall state of the economy with many manufacturers having excess capacity to continue to cause pressure on our gross margins for the foreseeable future.

Selling, general and administrative expenses in 2008 includes the amortization of a previously deferred gain from the sale of certain assets in the amount of $127,000 for the year ended December 31, 2008 which has been fully amortized. Prior to giving effect to the offset in expenses associated with this gain, selling, general and administrative expenses decreased $635,000 for 2009 compared to 2008.

The decrease in selling, general and administrative expenses for 2009 was primarily attributable to a decrease in payroll and related costs of $405,000 due to a reduction in personnel and pay cuts, a decrease in professional fees of $195,000, a decrease in delivery costs of $52,000, a decrease in travel and entertainment expenses of $52,000, and a decrease of $55,000 in rent and related costs resulting from moving our corporate office into the distribution center in Pompano Beach. The reduction of these selling, general and administrative expenses were partially offset by an increase in $132,000 in restructuring fees related to the discontinued operations of Just-Rite and an increase in warehouse and distribution costs of $193,000 as a result of the Pompano Beach facility transferring production of a certain product to the Winter Springs facility, and continued operations of the Pompano Beach facility as a distribution facility.

Selling, general and administrative expenses as a percent of net sales was 43.9% for the year ended December 31, 2009 as compared to 42.9% for the same period in 2008. The increase is due to the Company’s fixed costs being spread over lower sales volume, which effect was partially off-set by a decrease in certain operating expenses for 2009.

In connection with the discontinuance of our Just-Rite operations and transfer of Just-Rite assets to the Assignee on June 11, 2009, we recognized a loss contingency expense of $529,000 in 2009. The loss contingency expense relates to our guarantee of certain Just-Rite obligations transferred to the Assignee which may remain outstanding after the liquidation of the underlying collateralized assets.

A significant portion of our operating costs are fixed in nature. Accordingly, operating results are affected materially by fluctuations in net sales. The decrease in net sales in the year ended December 31, 2009 compared to the same period in 2008 had a substantial adverse impact on operating results. As a result of the above factors we had a pretax loss from continuing operations of $1,801,000 for the year ended December 31, 2009 as compared to a pretax loss from continuing operations of $1,743,000 in the same period in 2008.

Interest expense increased $42,000 in 2009 compared to 2008. The increase was due to the classification as interest expense of rental payments made on our Winter Springs facility pursuant to the November 2008 sale-leaseback transaction, offset by an overall decrease in long-term debt from 2008 to 2009.

During the year ended December 31, 2009 we recognized a $193,000 gain on settlement of litigation against DFH’s former insurance carrier.

We recognized a net tax benefit from continuing operations of $613,000 and $593,000 during the years ended December 31, 2009 and 2008, respectively. We recognized a net tax benefit and net tax expense from discontinued operations of $962,000 and $209,000 during the years ended December 31, 2009 and 2008, respectively. The 2009 tax benefit is due primarily to the Company recognizing a tax benefit of $1,610,000 related to its income tax receivable (offset by a reduction of $35,000 in the tax benefit for a write-off of tax receivable uncollected and carried over from 2008). The 2008 the income tax benefit related to both a tax benefit of $1,079,000 related to its income tax receivable, partially offset by deferred tax expense related to the valuation allowance recorded in 2008.

As a result of the above factors, we had a net loss from continuing operations of $1,188,000, or $0.47 per diluted share, for the year ended December 31, 2009 compared to $1,150,000, or $0.46 per diluted share, for the same period in 2008. Additionally, we had a net loss from discontinued operations of $4,115,000, or $1.62 per diluted share, for the year ended December 31, 2009 compared to $5,539,000, or $2.20 per diluted share, for the same period in 2008.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 3 to the consolidated financial statements. We had begun the closure of certain Just-Rite distribution facilities in prior years. The Just-Rite distribution operations are accounted for as discontinued operations for the years ended December 31, 2009 and 2008. Net revenues from the discontinued operations in 2009 and 2008 were approximately $10,550,000 and $31,614,000, respectively. We recognized a net tax benefit and net tax expense from discontinued operations of $962,000 and $209,000 during the years ended December 31, 2009 and 2008, respectively. The Company recorded net losses of approximately $4,115,000 and $5,539,000 for these discontinued operations in 2009 and 2008, respectively. The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of this operation.

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficit of $2,458,000 compared to working capital of $1,291,000 at December 31, 2008. The decrease in working capital was due primarily to a decrease of $7,339,000 in current assets held for sale by assignee as a result of the Assignment, resulting both from the liquidation of assets by the Assignee as well as write-downs in carrying values of certain assets, offset by a decrease of $2,992,000 in current liabilities related to assets held for sale by assignee, resulting primarily from a $2,799,000 reduction in the Line of Credit. The reduction in the Line of Credit was due principally to the liquidation of assets by the Assignee. At December 31, 2009, we had cash and cash equivalents and restricted cash of $623,000 compared to cash and cash equivalents and restricted cash of $423,000 at December 31, 2008. The increase is due primarily to cash provided by operating and investing activities partially offset by cash used in financing activities.

Net cash provided by operating activities in 2009 was $2,689,000 compared to net cash used in operating activities of $3,027,000 in 2008. The increase in cash is due primarily to the liquidation of assets held for sale by the Assignee which were used to pay down the Line of Credit.

Net cash provided by investing activities was $900,000 and $2,439,000 in 2009 and 2008, respectively. During 2008, we generated $1,134,000 in investing proceeds from the Winter Springs sale-leaseback transaction, and we received $2,080,000 in proceeds from sales of property and equipment during 2008 (offset by $775,000 in purchases of property and equipment), compared to $1,081,000 from sales of property and equipment in 2009 (offset by $181,000 in purchases of property and equipment).

Net cash used in financing activities in 2009 was $3,447,000 compared to net cash provided by financing activities in the amount of $386,000 in 2008. The increase in cash used in financing activities was due primarily to repayments of long-term debt of $591,000 in 2009 compared to $1,742,000 in 2008, as well as a net reduction in the Line of Credit of $2,799,000 resulting primarily from the liquidation of assets resulting from the Assignment, compared to net borrowings under the Line of Credit of $1,744,000 during 2008.

Future Commitments and Funding Sources

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame, for certain companies to carry-back net operating losses (“NOL”) from 2 years to 5 years. As a result, the Company has elected to carry-back its 2009 NOL to claim a refund of Federal taxes paid. As of December 31, 2009 the Company has approximately $1,610,000 of income tax receivable, of which the Company has filed for a refund with the Internal Revenue Service and is expected to receive such amount in the second quarter of 2010.

Historically, our primary sources of cash are proceeds from sales to customers and our line of credit. As a result of the Assignment, on June 10, 2009, management, the Assignee and our lender executed a Forbearance and Amendment Agreement to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). The Forbearance Agreement and subsequent amendments effectively extended the Line of Credit until April 30, 2010. Under the Forbearance Agreement and amendments, the lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the Forbearance Agreement and amendments, and agreed to continue to fund the Line of Credit.

The Forbearance Agreement dated June 10, 2009, initially modified the Line of Credit principally as follows:

•

The grant of a security interest in additional collateral consisting of equipment and certain real property located in Jacksonville and Tampa, Florida.

•

The maximum credit available on the Line of Credit, based on eligible accounts receivable and inventory, was reduced from $3,500,000 to $2,500,000 immediately and until June 21, 2009, and thereafter was to be reduced $200,000 each week until the maximum credit equaled $500,000;

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

•

None of the assets of Just-Rite which were transferred to the Assignee pursuant to the Assignment were considered eligible collateral.

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

•

Extended the date of the Forbearance Agreement from September 30, 2009 to November 30, 2009.

The Fourth Amendment to the Forbearance Agreement dated November 30, 2009, amended the Third Amendment to the Forbearance Agreement as follows:

•

Required the Company to pledge a $100,000 certificate of deposit issued by the Lender as collateral for all obligations due to the Lender from the Company.

•

The Lender received a forbearance fee of $20,000.

•

Maintained the maximum credit at $100,000.

•

Required the Company to pay to Lender the principal amount of certain guaranteed lease obligations due to the Lender, excluding late fees, legal fees and other expenses and charges, equaling approximately $164,000, at the rate of $10,000 per week beginning on or before December 4, 2009 and continuing on the Friday of each calendar week thereafter.

•

Extended the date of the Forbearance Agreement from November 30, 2009 to January 29, 2010.

The Fifth Amendment to the Forbearance Agreement dated January 29, 2010, which is currently in effect, amended the Fourth Amendment to the Forbearance Agreement as follows:

•

The Lender maintained a $100,000 certificate of deposit as collateral and maintained the maximum credit at $100,000.

•

The Company agreed to pay the Lender a Forbearance fee equal to $37,500.

•

The Company agreed to continue to pay Lender the principal amount of certain remaining guaranteed lease obligations due to the Lender, excluding late fees, legal fees and other expenses and charges, at rates established under the Fourth Amendment to the Forbearance Agreement dated November 30, 2009.

•

Extend the date of the Forbearance Agreement to April 30, 2010.

The Line of Credit, as expressed by the Forbearance Agreement and subsequent amendments, continues to be collateralized by the eligible accounts receivable and inventory of Premix. The Line of Credit is further collateralized by certain equipment and real property transferred to the Assignee, as well as a $100,000 certificate of deposit of the Company. Our accounts receivable represent amounts due primarily from building materials dealers located principally in Florida that have purchased products on unsecured open accounts from us. Our accounts receivable, net of allowance, was approximately $553,000 and $795,000 at December 31, 2009 and December 31, 2008, respectively. Generally, accounts of Premix not collected within 90 days and slow moving inventory are not eligible under our borrowing agreement. The Line of Credit bears interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at December 31, 2009). Annualized interest expense based on the outstanding balance of the Line of Credit at December 31, 2009, amounting to $80,000, would be approximately $6,000.

Collections of accounts receivable of Just-Rite, included in assets held for sale by assignee, slowed during 2008 and continued to significantly worsen through 2009 primarily due to the financial difficulties our former Just-Rite customers were experiencing, who generally were small to midsize subcontractors, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States was experiencing. The Assignee continues to experience difficulty collecting the Just-Rite receivables transferred to him on June 11, 2009 related to former customers of Just-Rite’s closed facilities. None of the Just-Rite assets transferred to the Assignee are considered eligible collateral for borrowing purposes.

At December 31, 2009, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying consolidated balance sheet was $2,488,000 and $5,581,000, respectively, associated with the discontinued operations of Just-Rite. During 2009 the Company’s stockholders’ equity was significantly impacted by Just-Rite’s net loss of $4,115,000 (classified as loss from discontinued operations) which included substantial charges incurred after the date of the Assignment, including a bad debt charge of $1,131,000, losses on inventory and property, plant and equipment liquidations totaling $1,864,000, other asset write-downs totaling $279,000, and operating charges of $790,000 resulting from the Assignee’s effort to liquidate assets. Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value. As of December 31, 2009, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying balance sheet was $3,093,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

In October 2008, Just-Rite received an offer from the Mississippi Department of Transportation (the “MDOT”) under the laws of eminent domain to purchase two parcels of property that comprised its Gulfport, Mississippi facility for $2,812,000. One parcel was sold in November 2008 for $1,947,000, of which $407,000 was used to pay-off the existing mortgage on both properties, resulting in net cash proceeds to us of approximately $1,540,000. Just-Rite realized a gain of $1,364,000 from the sale of this parcel in the fourth quarter of 2008. The second parcel was sold to the MDOT in February 2009 and resulted in net cash proceeds to Just-Rite of $865,000. Just-Rite realized a gain of $573,000 from the sale of the second parcel in the first quarter of 2009. During the fourth quarter of 2009 the Assignee received $335,000 in reimbursement costs from MDOT for vacating these facilities. The gains as well as the reimbursement amount received by the Assignee are reflected in loss from discontinued operations in the statement of operations for the years ended December 31, 2008 and 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009 in accordance with the terms of the Assignment.

We presently are focusing our efforts on increasing Premix sales through geographic expansion, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives. We expect capital expenditures for the next 12 months to approximate up to $50,000 and to be funded by the Company’s cash balances, or our Line of Credit, assuming the Company is able to replace its current Line of Credit with a line of credit from another financial institution.

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

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three years. As a result, the Company has incurred losses for the years ended December 31, 2009 and December 31, 2008. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We assigned to a third party the entire Just-Rite operation as of June 11, 2009 via the Assignment which transferred all assets, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite, or funds their losses from discontinued operations, since the date of the Assignment, although it maintains financial reporting of the discontinued operations.

•

We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees in 2009. In addition, we continued to make personnel reductions in our continuing operations in 2009.

•

We have consolidated our manufacturing operations by shifting the manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the distribution center in Pompano Beach to reduce costs. In addition, we are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. In addition, we are currently investigating certain toll-blending arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales.

Also, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, as well as asset based lending opportunities.

Based upon the steps outlined above being successful, we believe our cash on hand, the anticipated receipt of our tax refund in the second quarter of 2010 and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to remain a going concern. Our Line of Credit, which was effectively extended by the Forbearance Agreement and subsequent amendments, expires April 30, 2010 and there is a risk the Line of Credit will not be further extended or, if extended, on terms that will be acceptable to us. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to extend or replace the Line of Credit with another commercial lender, on terms satisfactory to us, successfully achieve profitable operations, maintain favorable terms with our suppliers, the Assignee’s ability to liquidate Just-Rite’s assets in adequate amounts to limit the Company’s contingent liabilities pursuant to guarantees of certain obligations, obtain additional financing and resolve litigation on terms favorable to us.

There can be no assurance that the above actions will be successful and any such new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy and its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”) to establish the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative non-Securities and Exchange Commission (the FASB ASC does not supersede Securities and Exchange Commission rules or regulations) accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition to establishing the FASB ASC, FAS No. 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 became effective for companies in periods ending after September 15, 2009 and will continue to be authoritative until integrated into the FASB ASC. The Company adopted FAS No. 168 in its fiscal period ending September 30, 2009, as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. As FAS No. 168 was not intended to change or alter existing GAAP, it had no impact upon the Company’s financial condition, results of operations and cash flows. In all filings prior to this Annual Report on Form 10-K, the Company made certain references to prior authoritative standards issued by the FASB using pre-Codification references. As a result of the adoption of FAS No. 168, the references in the Company’s Notes to Consolidated Financial Statements have been updated in this Annual Report on Form 10-K.

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

In February 2010 , the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The implementation of this standard was effective for the Company at December 31, 2009 and did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

Item 8.

Financial Statements and Supplementary Data

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm –
Grant Thornton LLP

25

Consolidated Balance Sheets

26

Consolidated Statements of Operations

27

Consolidated Statements of Changes in Stockholders’ Equity

28

Consolidated Statements of Cash Flows

29

Notes to Consolidated Financial Statements

31

All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the industry in which the Company is operating has been impacted by a number of factors and accordingly, the Company has experienced a significant reduction in its sales volume. In addition, for the year ended December 31, 2009, the Company has a loss from continuing operations of approximately $1,188,000. Further, the Company is operating under a forbearance arrangement with its primary lender, which is set to expire on April 30, 2010. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 19, 2010

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$523,000	$381,000
Restricted cash	100,000	42,000
Trade accounts receivable, net	553,000	795,000
Inventories	938,000	1,136,000
Income tax receivable	1,610,000	1,079,000
Other current assets	105,000	33,000
Current assets held for sale by assignee	578,000	7,917,000
Total current assets	4,407,000	11,383,000

Property, plant and equipment, at cost, net	1,646,000	2,011,000
Assets held for sale by assignee	1,910,000	3,290,000
Other assets	147,000	415,000
Total assets	$8,110,000	$17,099,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616,000	$588,000
Payable to former preferred stockholders	50,000	56,000
Accrued expenses and other liabilities	574,000	261,000
Deferred compensation	—	255,000
Current liabilities related to assets held for sale by assignee	5,581,000	8,573,000
Current portion of long-term debt	44,000	359,000
Total current liabilities	6,865,000	10,092,000
Long-term debt related to assets held for sale by assignee	—	420,000
Long-term debt, less current maturities	4,000	47,000
Secured financing	1,126,000	1,134,000
Total liabilities	7,995,000	11,693,000
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2009 and 2008	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,550,460 issued and outstanding at December 31, 2009 and 2,533,085 issued and outstanding at December 31, 2008	25,000	25,000
Additional paid-in capital	14,862,000	14,850,000
Accumulated deficit	(14,772,000)	(9,469,000)
Total stockholders’ equity	115,000	5,406,000
Total liabilities and stockholders’ equity	$8,110,000	$17,099,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Net sales	$8,635,000	$10,038,000

Cost of sales	6,178,000	7,316,000

Gross profit	2,457,000	2,722,000

Selling, general and administrative expenses	3,794,000	4,302,000

Accrued loss contingency	529,000	—

Operating loss	(1,866,000)	(1,580,000)

Other (expense) income:
Interest expense	(115,000)	(73,000)
Litigation settlement	193,000	—
Miscellaneous expense	(13,000)	(90,000)
	65,000	(163,000)
Loss from continuing operations before income tax benefit	(1,801,000)	(1,743,000)

Income tax benefit:
Current	613,000	209,000
Deferred	—	384,000
	613,000	593,000

Loss from continuing operations	(1,188,000)	(1,150,000)

Loss from discontinued operations, net of taxes	(4,115,000)	(5,539,000)

Net loss	$(5,303,000)	$(6,689,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.47)	$(0.46)
Loss from discontinued operations – basic and diluted	(1.62)	(2.20)
Net loss per share – basic and diluted	$(2.09)	$(2.66)

Weighted average shares outstanding – basic and diluted	2,536,121	2,516,363

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2007	2,514,002	$25,000	$14,696,000	$(2,780,000)	$11,941,000

Issuance of common stock	3,333	—	12,000	—	12,000

Restricted stock release	15,750	—	—	—	—

Fair value of restricted stock	—	—	64,000	—	64,000

Issuance and repricing of stock options	—	—	78,000	—	78,000

Net loss	—	—	—	(6,689,000)	(6,689,000)

Balance at December 31, 2008	2,533,085	$25,000	$14,850,000	$(9,469,000)	$5,406,000

Issuance of common stock	8,500	—	7,000	—	7,000

Restricted stock release	8,875	—	—	—	—

Fair value of restricted stock	—	—	5,000	—	5,000

Net loss	—	—	—	(5,303,000)	(5,303,000)

Balance at December 31, 2009	2,550,460	$25,000	$14,862,000	$(14,772,000)	$115,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,303,000)	$(6,689,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	614,000	1,244,000
Amortization	18,000	27,000
Interest accretion on secured financing	(8,000)	—
Provision for doubtful accounts	1,468,000	1,949,000
Provision for deferred income taxes	—	694,000
Provision for loss contingency	529,000	—
Gains on sales of fixed assets, net	(600,000)	(1,311,000)
Amortization of gain on sale of assets	—	(127,000)
Share-based compensation	5,000	154,000
Write down of assets held for sale by assignee	279,000	—
Loss on disposal of assets held for sale by assignee	1,864,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	203,000	(128,000)
Inventories	198,000	67,000
Other current assets and income tax receivable	(603,000)	(134,000)
Other assets	262,000	(99,000)
Accounts payable	28,000	220,000
Accrued expenses and other liabilities	(216,000)	(187,000)
Deferred compensation	(255,000)	(29,000)
Assets held for sale by assignee	4,586,000	(1,045,000)
Liabilities related to assets held for sale by assignee	(380,000)	2,367,000
Net cash provided by (used in) operating activities	2,689,000	(3,027,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(181,000)	(775,000)
Secured financing	—	1,134,000
Proceeds received from sale of property and equipment	1,081,000	2,080,000
Net cash provided by investing activities	900,000	2,439,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2009	2008
Cash flows from financing activities
Proceeds from notes payable Line of Credit	21,290,000	47,823,000
Repayments of notes payable Line of Credit	(24,089,000)	(46,079,000)
Proceeds from exercise of stock options	7,000	—
Payment to former preferred stockholders	(6,000)	(26,000)
Proceeds from issuance of long-term debt	—	409,000
Repayment of long-term debt	(591,000)	(1,742,000)
(Increase) decrease in restricted cash	(58,000)	1,000
Net cash (used in) provided by financing activities	(3,447,000)	386,000
Net increase (decrease) in cash and cash equivalents	142,000	(202,000)
Cash and cash equivalents, beginning of year	381,000	583,000
Cash and cash equivalents, end of year	$523,000	$381,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$288,000	$450,000
Cash refunded during the year for income taxes	$(1,044,000)	$(884,000)
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$—	$140,000

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

(a)

Consolidation

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law and, as a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the December 31, 2009 and 2008 consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related consolidated statement of operations and cash flows includes all Just-Rite business activity for all periods presented and is reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(b)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base. We perform credit evaluations on customers prior to extending credit. Substantially all of our customers are affected by the current events in the construction industry. Trade accounts receivable are generally unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. One customer represented 23% and 15% of total accounts receivable at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, we had no significant concentrations of credit risk.

We place our cash with commercial banks. At December 31, 2009, we had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

(c)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is evaluated monthly and is based on the collectability of customer accounts and the aging of customer invoices. Many factors are considered in evaluating collectability including, but not limited to, payment history, current economic condition and an assessment of our lien and bond rights for certain jobs. The Company reviews its accounts receivable aging on a monthly basis to identify slow paying or problem customers. All related write-offs are charged to the allowance for doubtful accounts.

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted the Company in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience of collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables are included in “current assets held for sale by assignee” in the accompanying consolidated balance sheets of the Company.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies – (Continued)

(d)

Inventories

Inventories are valued at the lower of cost or market and cost is determined using the first-in, first-out cost basis. We record a provision to write down obsolete and slow moving inventory to estimated net realizable value when cost exceeds estimated net realizable value. The provision is determined by identifying obsolete and slow moving inventory by comparing quantity on hand to historical and projected sales activity. This information is aggregated and the estimated provision is determined. Judgment is required in evaluating these factors and in determining the appropriate amounts to record in the provision. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods. However, if actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As a result, our financial condition, results of operations and cash flow could be adversely affected. Finished goods include the cost of raw materials, freight in, direct labor and plant overhead.

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

There are no unrecognized tax benefits during fiscal years 2009 or 2008. The Company is no longer subject to U.S Federal or State tax examinations by tax authorities for the years before 2006 for Federal taxes and for the years before 2004 for State taxes.

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties at December 31, 2009 and 2008.

(g)

Share-based compensation

The Company recognizes stock based compensation expense using the fair value method. Accordingly, the Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies – (Continued)

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

(i)

Cash and cash equivalents

Cash and cash equivalents are those highly liquid investments with original maturities when purchased of three months or less. Included in cash and cash equivalents are short-term time deposits in the amount of $134,000 at December 31, 2008. The Company did not have any short-term time deposits at December 31, 2009.

(j)

Restricted cash

At December 31, 2009, restricted cash consisted of a certificate of deposit pledged as collateral for all obligations under the Company’s Line of Credit as further discussed in Note 4. At December 31, 2008, restricted cash consisted of customer payments that were received and were required to be remitted to the Company’s commercial lender upon bank clearance under the terms of our Line of Credit. Such amounts, when remitted to the lender, reduces the outstanding balance of the Line of Credit and generally results in greater borrowing capacity.

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

(l)

Use of estimates

Management uses estimates and assumptions relating to reporting assets and liabilities, the disclosure of contingent assets and liabilities, and the recording of revenues and expenses to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates include allowance for doubtful accounts, inventory reserve, litigation reserves and asset impairment.

(m)

Fair value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under the Line of Credit and debt instruments included in other long-term debt. At December 31, 2009 and 2008, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

The Company’s debt obligations consist of promissory notes and a credit facility which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing, the Company is unable, as of December 31, 2009 and 2008, to determine the fair value of its debt.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies – (Continued)

(n)

Advertising and Promotional Costs

Advertising costs are expensed as incurred. Advertising expense amounted to approximately $18,000 for the years ended December 31, 2009 and 2008, and is included in selling, general and administrative expenses.

(o)

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling fees charged to customers are recorded in revenue. Shipping and handling costs, included in selling, general and administrative expenses, were $503,000 and $552,000 for the years ending December 31, 2009 and 2008, respectively.

(p)

Segment Reporting

For the years ended December 31, 2009 and 2008, management has determined that we operated in a single operating segment, manufacturing and distribution of building materials.

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

(r)

Reclassifications

Certain prior period amounts, primarily related to discontinued operations, have been reclassified to conform with the current year presentation.

(s)

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model. As of December 31, 2009 and 2008, an impairment analysis was performed which resulted in no impairment charge.

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

Product warranty accrual activity for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
Beginning balance	$41,000	$44,000
Warranty provision	20,000	38,000
Warranty payments	(21,000)	(41,000)
Ending balance	$40,000	$41,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies – (Continued)

(u)

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”) to establish the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative non-Securities and Exchange Commission (the FASB ASC does not supersede Securities and Exchange Commission rules or regulations) accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition to establishing the FASB ASC, FAS No. 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 became effective for companies in periods ending after September 15, 2009 and will continue to be authoritative until integrated into the FASB ASC. The Company adopted FAS No. 168 in its fiscal period ending September 30, 2009, as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. As FAS No. 168 was not intended to change or alter existing GAAP, it had no impact upon the Company’s financial condition, results of operations and cash flows. In all filings prior to this Annual Report on Form 10-K, the Company made certain references to prior authoritative standards issued by the FASB using pre-Codification references. As a result of the adoption of FAS No. 168, the references in the Company’s Notes to Consolidated Financial Statements have been updated in this Annual Report on Form 10-K.

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

In February 2010, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The implementation of this standard was effective for the Company at December 31, 2009, and did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

(2)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three years. As a result, the Company has incurred losses for the years ended December 31, 2009 and December 31, 2008. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(2)

Going Concern – (Continued)

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

We assigned to a third party the entire Just-Rite operation as of June 11, 2009 via the Assignment which transferred all assets, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite, or funds their losses from discontinued operations, since the date of the Assignment, although it maintains financial reporting of the discontinued operations.

•

We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

We eliminated cash bonuses for all senior management in 2008 and reduced compensation for senior management and other employees in 2009. In addition, we continued to make personnel reductions in our continuing operations in 2009.

•

We have consolidated our manufacturing operations by shifting the manufacturing in Pompano Beach, Florida to Winter Springs, Florida and we moved our corporate office into the distribution center in Pompano Beach to reduce costs. In addition, we are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. In addition, we are currently investigating certain toll-blending arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales.

Also, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, as well as asset based lending opportunities.

Based upon the steps outlined above being successful, we believe our cash on hand, the anticipated receipt of our tax refund in the second quarter of 2010 and the maintenance of our borrowing arrangement with our commercial lender will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to remain a going concern. Our Line of Credit, which was effectively extended by the Forbearance Agreement and subsequent amendments, expires April 30, 2010 and there is a risk the Line of Credit will not be further extended or, if extended, on terms that will be acceptable to us. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to extend or replace the Line of Credit with another commercial lender, on terms satisfactory to us, successfully achieve profitable operations, maintain favorable terms with our suppliers, the Assignee’s ability to liquidate Just-Rite’s assets in adequate amounts to limit the Company’s contingent liabilities pursuant to guarantees of certain obligations, obtain additional financing and resolve litigation on terms favorable to us.

There can be no assurance that the above actions will be successful, any such new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(3)

Assignment for the Benefit of Creditors

On June 11, 2009, the Company’s subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). The Assignment was considered an event of default under the Company’s Line of Credit with its lender, resulting in the execution of a Forbearance and Amendment Agreement (the “Forbearance Agreement”) dated June 10, 2009 with its lender and five subsequent amendments to the Forbearance Agreement dated August 7,

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(3)

Assignment for the Benefit of Creditors – (Continued)

2009, August 28, 2009, September 30, 2009, November 30, 2009, and January 29, 2010 (collectively the “Forbearance Agreement”), as described in Note 4.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for 2009 and 2008 and all Just-Rite assets are considered held for sale and are reported on the financial statements as “assets held for sale by assignee”.

Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value in the Company’s financial statements as “liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by the assignee, and the settlement of liabilities related to assets held for sale by the assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

(4)

Forbearance Agreement

On June 10, 2009, in anticipation of executing the Assignment, the Company and Wachovia Bank, N.A. (the “Lender”), executed a Forbearance Agreement to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). Under the Forbearance Agreement, the Lender agreed to forbear from exercising any of their rights in response to the occurrence of certain events of default under the Line of Credit, subject to the Company’s compliance with certain requirements set forth in the terms of the Forbearance Agreement.

The Forbearance Agreement dated June 10, 2009, initially modified the Line of Credit principally as follows:

•

The grant of a security interest in additional collateral consisting of equipment and certain real property located in Jacksonville and Tampa, Florida.

•

The maximum credit available on the Line of Credit, based on eligible accounts receivable and inventory, was reduced from $3,500,000 to $2,500,000 immediately and until June 21, 2009, and thereafter was to be reduced $200,000 each week until the maximum credit equaled $500,000;

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

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(4)

Forbearance Agreement – (Continued)

•

None of the assets of Just-Rite which were transferred to the Assignee pursuant to the Assignment were considered eligible collateral.

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

•

Extended the date of the Forbearance Agreement from September 30, 2009 to November 30, 2009.

The Fourth Amendment to the Forbearance Agreement dated November 30, 2009, amended the Third Amendment to the Forbearance Agreement as follows:

•

Required the Company to pledge a $100,000 certificate of deposit issued by the Lender as collateral for all obligations due to the Lender from the Company.

•

The Lender received a forbearance fee of $20,000.

•

Maintained the maximum credit at $100,000.

•

Required the Company to pay to Lender the principal amount of certain guaranteed lease obligations due to the Lender, excluding late fees, legal fees and other expenses and charges, equaling approximately $164,000, at the rate of $10,000 per week beginning on or before December 4, 2009 and continuing on the Friday of each calendar week thereafter.

•

Extended the date of the Forbearance Agreement from November 30, 2009 to January 29, 2010.

The Fifth Amendment to the Forbearance Agreement dated January 29, 2010, which is currently in effect, amended the Fourth Amendment to the Forbearance Agreement as follows:

•

The Lender continues to maintain a $100,000 certificate of deposit as collateral and maintained the maximum credit at $100,000.

•

The Company agreed to pay the Lender a Forbearance fee equal to $37,500.

•

The Company agreed to continue to pay Lender the principal amount of certain remaining guaranteed lease obligations due to the Lender, excluding late fees, legal fees and other expenses and charges, at rates established under the Fourth Amendment to the Forbearance Agreement dated November 30, 2009.

•

Extend the date of the Forbearance Agreement to April 30, 2010.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(5)

Discontinued Operations

We closed three Just-Rite distribution facilities in May 2008, September 2008 and November 2008, respectively. We closed two additional Just-Rite distribution facilities in January 2009. As a result of these closures, the operations related to the closed facilities were originally presented in the 2008 Statement of Operations as discontinued operations.

In addition, the Assignment discussed in Note 3 transferred all assets on June 11, 2009, subject to any liabilities thereof, of Just-Rite to the Assignee who is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite from the date of the Assignment. Cash proceeds associated with the Just-Rite assets for the period from June 12, 2009 through December 31, 2009 was primarily generated from the disposition of Just-Rite’s inventory and certain property, plant and equipment, and collections of Just-Rite’s accounts receivable. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the years ended December 31, 2009 and 2008. Previous to this year, just the operations of the facilities closed in 2008 were classified as discontinued operations in the 2008 Statement of Operations.

Revenue, pretax loss, tax (benefit) expense, net and net loss from Just-Rite is reported as discontinued operations for the years ended December 31, 2009 and 2008 and is summarized as follows:

	2009	2008

Revenue	$10,550,000	$31,614,000
Pretax loss	$5,077,000	$5,330,000
Tax (benefit) expense, net	$(962,000)	$209,000
Loss from discontinued operations, net of taxes	$4,115,000	$5,539,000

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	2009	2008

Cash and cash equivalents	$29,000	$610,000
Accounts receivable, net of allowance for doubtful accounts of $2,677,000 and $1,548,000 as of December 31, 2009 and 2008, respectively	549,000	3,690,000
Inventories	—	3,429,000
Other current assets	—	188,000
Total current assets held for sale by assignee	578,000	7,917,000

Property, plant and equipment, at cost, net of accumulated depreciation of $1,013,000 and $2,530,000 at December 31, 2009 and 2008, respectively	1,827,000	3,193,000
Other assets	83,000	97,000
Total non-current assets held for sale by assignee	1,910,000	3,290,000
Total assets held for sale by assignee	$2,488,000	$11,207,000

Accounts payable and accrued expenses	4,165,000	4,545,000
Notes payable – Line of Credit	80,000	2,879,000
Current portion of long term debt	1,336,000	1,149,000
Total current liabilities related to assets held for sale by assignee	5,581,000	8,573,000

Long-term debt related to assets held for sale by assignee	—	420,000
Total liabilities related to assets held for sale by assignee	$5,581,000	$8,993,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(5)

Discontinued Operations – (Continued)

The Just-Rite assets are recorded at the lower of cost or market. During the Assignment period, significant write-downs of certain assets were recorded based on management’s judgment as to their estimated realizability. The Assignee assisted the Company in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. Based on this assessment, Just-Rite recorded a bad debt charge and increased the allowance for doubtful accounts by $1,131,000. Inventories, which amounted to $2,451,000 as of the date of the Assignment, were liquidated by the Assignee for a total of $1,140,000 at various dates through December 31, 2009, resulting in a loss of $1,311,000. There were no inventories remaining as of December 31, 2009. Certain other miscellaneous receivables and other current assets were fully reserved or written off as of December 31, 2009, resulting in losses of $279,000. Certain property, plant and equipment with a net book value of $742,000 were liquidated by the Assignee for $189,000 at various dates through December 31, 2009, resulting in a loss of $553,000. Additionally, Just-Rite incurred operating charges of $790,000 resulting from the Assignee’s efforts to liquidate assets.

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets, which are included in property, plant and equipment, and the related debt continue to be recorded as assets held for sale by assignee and liabilities related to assets held for sale by assignee, respectively, as of December 31, 2009, since title to the assets remains with Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of December 31, 2009 was $717,000. See Note 18 (b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

At December 31, 2009 and 2008, notes payable – line of credit, represent amounts outstanding under a Line of Credit from a commercial lender. The Line of Credit is collateralized by accounts receivable and inventory of Premix and Just-Rite. However, accounts receivable and inventory of Just-Rite are not considered eligible collateral for the purpose of determining available borrowing. The Line of Credit bears interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at December 31, 2009). The interest rate is subject to change based on the maintenance of certain ratios defined in the credit agreement. The term of the Line of Credit expired on June 10, 2009, and was effectively replaced by the Forbearance Agreement. The Forbearance Agreement, as amended, terminates April 30, 2010. See Note 4 regarding the Forbearance Agreement for an explanation of the changes in terms in the Line of Credit. At December 31, 2009 and 2008, the outstanding balance on the Line of Credit was $80,000 and $2,879,000, respectively. As of December 31, 2009, we were eligible to borrow $100,000 resulting in excess availability of $20,000.

At December 31, 2009 and 2008, long-term debt represents (i) amounts outstanding under various notes payable totaling $1,210,000 and $1,410,000 at December 31, 2009 and 2008, respectively, at various interest rates ranging from 6.94% to 8.2% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 and $159,000 at December 31, 2009 and 2008, respectively, at various rates ranging from 6.74% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the the Assignment and have been classified as current liabilities.

As of December 31, 2009, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of December 31, 2009 are accrued closure costs of $703,000 representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s liabilities continue to be recorded at full historical value.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated balance sheet as of December 31, 2009.

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

As part of the transaction, Just-Rite entered into a three-year distribution agreement with BASF (the “Distribution Agreement”) to sell products previously manufactured and sold by DFH and now manufactured by BASF. Just-Rite agreed to purchase at least $16,000,000 of products manufactured by BASF under the “Acrocrete” brand name over the term of the Distribution Agreement. Because there were minimum purchase requirements the failure of which to reach would have required a refund of a portion of the purchase price, we recorded a deferred gain of $1,035,000 on the sale to BASF. In the second quarter of 2007, we surpassed the minimum threshold and in the first quarter of 2008, we surpassed the $16,000,000 purchase requirement. We recognized the remaining deferred gain from the sale of the assets as a component of selling, general and administrative expenses of $127,000 for the year ended December 31, 2008. The entire amount of the deferred gain has been recognized as of December 31, 2008.

(7)

Sale-Leaseback of Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sale-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, the Company entered into a five year lease for this property. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period. The purchase price under the repurchase option includes adjustments to be made for CPI increases as well as a monthly credit of $621, from commencement date through closing of the option. Since we have an option to repurchase the property, the sale has been treated as a financing and the net sales proceeds of $1,134,000 was recorded as secured financing as of the date of the transaction, with adjustments to be recorded from period to period relating to the purchase price adjustments as noted above (offset to interest expense). The secured financing amount recorded was $1,126,000 and $1,134,000 as of December 31, 2009 and 2008, respectively, and will remain as a long-term obligation until the lease expires or the option to purchase is executed. As a result, the property will remain an asset and will continue to be depreciated for financial statement purposes. The net book value of the property as of December 31, 2009 and 2008 is $105,000 and $113,000, respectively.

(8)

Trade Accounts Receivables

Trade accounts receivable consisted of the following at December 31,

	2009	2008
Accounts receivable, gross	$596,000	$849,000
Allowance for doubtful accounts	(43,000)	(54,000)
	$553,000	$795,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(9)

Inventories

Inventories consisted of the following at December 31:

	2009	2008
Raw materials	$364,000	$389,000
Finished goods	417,000	525,000
Packaging materials	185,000	222,000
Gross inventory	966,000	1,136,000
Provision for obsolete and slow moving inventory	(28,000)	—
	$938,000	$1,136,000

(10)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2009	2008	Estimated useful life (years)
Land	$1,000	$1,000	—
Buildings and leasehold improvements	546,000	573,000	7 - 40
Machinery and delivery equipment	2,828,000	2,813,000	3 – 15
Vehicles	119,000	271,000	3 – 10
Furniture, fixtures, and data processing equipment	512,000	613,000	3 – 10
	4,006,000	4,271,000
Less accumulated depreciation	(2,360,000)	(2,260,000)
	$1,646,000	$2,011,000

The net book value of property, plant and equipment collateralizing notes payable aggregated $42,000 and $155,000 at December 31, 2009 and 2008, respectively. The net book value of property, plant and equipment pledged as collateral under capital lease agreements aggregated $11,000 and $1,411,000 at December 31, 2009 and 2008, respectively.

(11)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31:

	2009	2008
Employee compensation related items	$27,000	$36,000
Taxes, other than income taxes	69,000	40,000
Product warranty	40,000	41,000
Litigation loss contingency	17,000	51,000
Professional fees	—	42,000
Parent guarantee loss contingency (Note 18)	402,000	—
Other	19,000	51,000
	$574,000	$261,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(12)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2009	2008
Capitalized lease obligations, interest at various rates ranging from 5.76% to 10.1% per annum, principal and interest payable monthly expiring at various dates through September 2011	$8,000	$260,000
Equipment notes payable, interest at various rates ranging from 6.39% to 9.81%, per annum, principal and interest payable monthly expiring at various dates through May 2010	40,000	146,000
	48,000	406,000
Less current maturities	(44,000)	(359,000)
Long-term portion	$4,000	$47,000

Long-term debt matures as follows:

Year ending December 31,	Amount
2010	$44,000
2011	4,000
$48,000

(13)

Income Taxes

Deferred tax assets and liabilities consisted of the following at December 31:

	2009	2008
Allowance for doubtful accounts	$16,000	$636,000
Inventory reserve	11,000	236,000
Closure costs	249,000	267,000
Loss contingency	151,000	—
Other	(40,000)	38,000
Current deferred tax asset	387,000	1,177,000
Valuation allowance	(387,000)	(1,177,000)
Net current deferred tax asset	$—	$—

	2009	2008
State net operating loss carryforward	$660,000	$379,000
Federal net operating loss carryforward	2,092,000	900,000
Goodwill amortization	—	171,000
Tax credit carryforwards	120,000	196,000
Stock based compensation	62,000	66,000
Property, plant and equipment	105,000	(442,000)
Other	6,000	6,000
Long term deferred asset	3,045,000	1,276,000
Valuation allowance	(3,045,000)	(1,276,000)
Net long term deferred tax asset	$—	$—

The statutory and effective tax rate for 2009 and 2008 was approximately 34%.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Income Taxes – (Continued)

The Company had a net operating loss for the year ended December 31, 2009 and carried back the 2009 taxable loss resulting in a federal tax refund of approximately $1,610,000 which is classified on the consolidated balance sheet as an income tax receivable as of December 31, 2009. The Company has a federal net operating loss carryforward of approximately $6,153,000 which begins expiring in 2028, and State net operating loss carryforwards of approximately $17,504,000 which begin expiring in 2022 . Due to the cumulative losses over the past three years, the Company believes it is more likely than not that the deferred tax assets will not be realized. As a result, the Company has recorded a full valuation allowance on its current and noncurrent net deferred tax assets.  The increase in the valuation allowance is $979,000 and $2,453,000 during the years ended December 31, 2009 and 2008, respectively.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

(14)

Capital Stock

(a)

Common Stock

At December 31, 2009 and 2008, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,550,460 and 2,533,085, respectively, shares were issued and outstanding.

In 2009 and 2008, the Company issued 8,875 and 15,750 shares, respectively, of common stock in connection with the vesting of restricted stock units.

In 2009, the Company issued 8,500 shares of common stock in connection with the exercise of stock options.

In 2008, the Company issued 3,333 shares of common stock in connection with an agreement with a former employee.

(b)

Preferred Stock

At December 31, 2009 and 2008, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(15)

Share-Based Compensation

The Company has a 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan includes the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan provides for 150,000 shares of common stock available for equity awards. In addition, the remaining 11,228 shares which were available under previous stock option plans since termination in May 2006 (plus any additional shares that may be available due to cancellation of options) have been added to the 2006 Plan and are available for equity awards under such Plan. The 2006 Plan is administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted.

In November 2009 and 2008, an aggregate 8,875 shares and 15,750 shares, respectively, of common stock were issued upon vesting of an equivalent restricted stock unit. During 2009 and 2008, a total of 22,625 and 8,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15)

Share-Based Compensation – (Continued)

restricted stock units, respectively, were canceled due to terminations of the holders thereof. Share based compensation expense related to the restricted stock units was $5,000 and $64,000 for the years ended December 31, 2009 and 2008, respectively.

In May 2008, we awarded an aggregate of 3,333 shares of common stock to a former employee. This award vested 100% on the grant date. The Company valued the award based on the price of the Company’s common stock at the grant date, which was $3.66, resulting in a total fair value of approximately $12,000 which was recorded as share-based compensation expense for the year ended December 31, 2008.

In October 2008, we re-priced options to purchase 87,000 shares of common stock previously outstanding which had exercise prices ranging from $1.24 to $14.75. The new exercise price of these stock options is $0.79 and were exercisable immediately. Additionally, in October 2008, we issued options to purchase 64,000 shares of common stock. These stock options have a five year term, vested 100% upon grant and have an exercise price of $0.79. The Company valued the awards based on the price of the Company’s common stock at the grant date, which was $0.79 and recorded share-based compensation expense of $78,000 for the year ended December 31, 2008.

At December 31, 2009, there were approximately116,000 shares remaining available for awards under the 2006 Plan and there is approximately $71,000 in share-based compensation related to the issuance of restricted stock to be recognized over a weighted period of 1.9 years.

A summary of the option activity under our stock option plans as of December 31, 2009 and 2008 are presented in the following table:

	Number of Options		Weighted-Average Exercise Price Per Share
	2009	2008	2009	2008
Options outstanding at January 1	160,086	99,790	$1.67	$8.42
Granted	—	63,750	$—	$0.79
Exercised	(8,500)	—	$0.79	$—
Forfeited or expired	(58,586)	(3,454)	$0.79	$1.25
Options outstanding at December 31	93,000	160,086	$2.30	$1.67
Vested at December 31	93,000	160,086	$2.30	$1.67
Exercisable at December 31	93,000	96,336	$2.30	$2.27

On September 24, 2009, a total of 8,500 shares of common stock were issued upon the exercise of stock options, at an exercise price of $0.79 per share, resulting in cash proceeds to the Company of approximately $7,000. The Company’s stock price on the date of issuance was $1.36, resulting in an intrinsic value of $5,000 for the shares issued. At December 31, 2009 and 2008 there was no intrinsic value in vested or exercisable stock options outstanding since the respective exercise prices exceeded the Company’s stock price on such respective dates.

Weighted average information of stock options outstanding, vested and exercisable at December 31, 2009 was as follows:

Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
81,000	1.40	$0.79
12,000	1.99	$12.06

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15)

Share-Based Compensation – (Continued)

All restricted stock units granted and outstanding under our 2006 Plan were valued at $3.66 per share, which was based on the price of the Company’s common stock at the grant date. A summary of the nonvested restricted stock activity as of December 31, 2009 and 2008 are presented in the following table:

	2009	2008
Nonvested restricted stock outstanding at January 1	47,250	71,000
Granted	—	—
Vested	(8,875)	(15,750)
Forfeited	(22,625)	(8,000)
Nonvested restricted stock outstanding at December 31	15,750	47,250

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

(16)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the years ended December 31, 2009 and 2008 because their inclusion would have been anti-dilutive. There were 108,750 anti-dilutive common stock equivalents at December 31, 2009, consisting of 93,000 stock options that had exercise prices of $0.79 and $12.06 per share, and 15,750 shares of unvested restricted stock. There were 207,336 anti-dilutive common stock equivalents at December 31, 2008, consisting of 160,086 stock options with exercise prices of $0.79 and $12.06 per share, and 47,250 shares of unvested restricted stock.

(17)

Related Party Transactions

We paid legal fees of approximately $130,000 and $169,000 in 2009 and 2008, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $9,000 and $22,000 at December 31, 2009 and 2008, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was $127,000 at December 31, 2008, respectively, and was fully distributed to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors is an executive officer of a company which is a vendor of Just-Rite and a customer of Premix. Additionally, a former member of our board of directors was the Chief Financial Officer of the same company (this board member resigned from our board of directors on April 3, 2009). Just-Rite purchased $152,000 and $874,000 in material from this company during the years ended December 31, 2009 and 2008, respectively. Premix had sales of $29,000 and $33,000 to this company during the years ended December 31, 2009 and 2008, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(18)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, are defendants in two lawsuits, including one in South Carolina and one in Florida. These cases are brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in both of these cases. None of these claims are subject to any remaining self-insured retention (“SIR”).

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

In March 2008, Imperial instituted an action for declaratory judgment and damages against its former insurance carrier after it denied coverage in certain EIFS cases (all of which have since been resolved) brought against the Company in South Carolina. In March 2009, the Company and this carrier entered into a Settlement and Release Agreement, wherein the carrier agreed to pay the Company $193,000, which is reflected as a litigation settlement in the accompanying consolidated Statement of Operations for the year ended December 31, 2009. In consideration of this settlement amount, the Company agreed to dismiss the action it filed, with prejudice, and the parties exchanged limited mutual releases pertaining to the prior matters where the insurer had denied coverage.

Asbestos Litigation

Premix is a defendant together with non-affiliated parties, in eleven claims (seven of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least ten (10) of its prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to the Company, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and the Company, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and the Company. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on the Company’s behalf in prior asbestos claims. We believe that Premix and the Company have meritorious defenses to these claims. Premix and the Company have filed a counter claim against the carrier for breach of contract, and asserted claims for damages and attorneys’ fees as a result of the carrier’s unlawful denial of coverage. Nevertheless, until this suit has been resolved, and as a result of the positions taken by certain other carriers, the “underlying coverage layer” at this time has been exhausted, and the “umbrella/excess carrier group” has assumed the defense and indemnity of the pending asbestos claims under a reservation of rights. Notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that the Company and Premix have substantial umbrella/excess coverage for these claims, that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to SIR’s.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(18)

Commitments and Contingencies – (Continued)

We are aggressively defending all of the lawsuits and claims described above. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance that the ultimate resolution of such litigation would not have a material adverse effect. The Company and its subsidiaries are engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of certain Just-Rite debt and leases that aggregated approximately $1,787,000 as of the date of the Assignment ($1,761,000 as of December 31, 2009), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to exceed the amount due on the respective equipment notes or the leases resulting in an obligation to the Company.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency of approximately $627,000 which was recorded in accrued expenses and other liabilities at September 30, 2009. During the fourth quarter of 2009, we settled with the payee on certain operating leases for amounts less than originally estimated, resulting in a reduction of the loss contingency. The cumulative net loss contingency amount expensed during 2009 was $529,000. As of December 31, 2009, there is a remaining liability balance of $402,000 which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Due to the uncertainty of the market value of these collateralized assets or the amount of proceeds to be realized from the sale, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(c)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2009, annual matching contributions in cash were made based on a percentage of eligible employee compensation deferrals. We did not make any contributions to the plan during the year ended December 31, 2009. The aggregate contribution to the plan was approximately $41,000 during the year ended December 31, 2008.

(d)

Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases. For all noncancellable operating leases, future minimum lease commitments consisted of the following at December 31:

Amount*
2010	$244,000
2011	197,000
2012	193,000
2013	148,000
$782,000

———————

*

Amounts relating to the Winter Springs facility are recorded as interest expense.

Rent expense for warehouses, distribution facilities, manufacturing plants and the corporate office incurred under operating leases was $299,000 and $329,000 for the years ended December 31, 2009 and 2008, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(18)

Commitments and Contingencies – (Continued)

In addition, rental amounts incurred for the Winter Springs facility and recorded as interest expense amounted to $146,000 and $11,000 for the years ended December 31, 2009 and 2008, respectively.

See Note 5 for discussion of Just-Rite noncancellable operating lease commitments.

(19)

Employment Agreement

The Company has a one-year renewable employment agreement with its Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(20)

Business and Credit Concentrations

For the years ended December 31, 2009 and 2008, two vendors in aggregate, accounted for approximately 43% and 52% of total purchases related to continuing operations, and no single vendor accounted for more than 26% and 31%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 26% and 21% of the Company’s net sales from continuing operations for 2009 and 2008, respectively. In addition, this customer’s accounts receivable represented 23% and 15% of total accounts receivable at December 31, 2009 and 2008, respectively.

(21)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a non-interest bearing payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former preferred stockholders on our consolidated balance sheets are $50,000 and $56,000 at December 31, 2009 and December 31, 2008, respectively.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).

Controls and Procedures

a.

Evaluation of disclosure controls and procedures.

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officer who certifies our financial reports, as well as to other members of senior management and the Board of Directors.

Our management, under the supervision of our Principal Executive and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures were effective as of December 31, 2009. Such controls and procedures are intended to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

b.

Changes in internal controls

The Company disclosed its disclosure controls and procedures were not effective as of September 30, 2009 in its third quarter Form 10-Q. At the time of the control issue, the Company had entered into a unique transaction relating to its Just Rite operations (the “Assignment”) as further discussed in Note 3 of Notes to Consolidated Financial Statements . The Assignment transaction was subject to senior management review, but it was subsequently determined the Company incorrectly classified certain of the Company’s liabilities relating to the Assignment. To address the issue, management has endeavored to perform more robust examinations of complex transactions, including engaging outside parties for accounting and reporting guidance as warranted, consulting with its Sarbanes-Oxley consultants for guidance on further strengthening its internal controls, and utilizing the Assignee to assist in determining lower or cost or market values on Just Rite assets. Management believes the prior issue has been adequately addressed and the financial statements now reflect the transaction accurately.  Going forward management believes the utilization of in-house resources and other third party assistance sufficiently remediates the prior issue and will now provide reasonable assurance the internal controls over financial reporting are operating effectively.

Management believes that it has adequately addressed the issue set forth above.

c.

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

Under the supervision and with the participation of the Company’s Principal Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce(1)	61	Chairman of the Board
Lisa M. Brock(1)	51	Vice Chairman of the Board
Milton J. Wallace(2)	74	Director
Morton L. Weinberger, CPA(2)	80	Director
Howard L. Ehler, Jr.(3)	66	Director, Principal Executive Officer, Chief Operating Officer, Principal Financial Officer, and Secretary of the Company, Vice President of Premix and Vice President of Just-Rite

———————

(1)

Class III Director

(2)

Class II Director

(3)

Class I Director

Pursuant to our Certificate of Incorporation, our Board of Directors is currently divided into three classes, with one class standing for election each year for three year terms. The terms of the Class I and Class III directors are scheduled to expire at the 2011 and 2010 Annual Shareholders Meetings, respectively. The term of the Class II directors would have expired at the 2009 annual meeting, but will continue to serve until the next annual meeting.

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

Lisa M. Brock. Mrs. Brock has been Vice Chairman of the Board of the Company since November 2007 and a Director of the Company since 1988. Mrs. Brock was employed by the Company and its subsidiaries, Premix-Marbletite Manufacturing Co. and Acrocrete, Inc., as Vice President for over five (5) years until December 1994, when she retired.

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

Howard L. Ehler, Jr. Mr. Ehler has been a Director of the Company since 2000. He has been Principal Executive Officer of the Company since March 1990 and Executive Vice President, Chief Financial Officer (through November 2005) and Secretary of the Company since April 1988. Mr. Ehler has also served as Principal Financial Officer since November 2009. Prior thereto he was Vice President, Chief Financial Officer and Assistant Secretary of the Company for over five years. In August 2004, Mr. Ehler assumed the position of President of

Premix until May 2007 while maintaining his other positions with the Company. Mr. Ehler also serves as Vice President of Premix.

Reports Pursuant to Section 16 (a) of the Securities and Exchange Act of 1934

The Company’s officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16(a)-3, the following director failed to file certain of such reports required thereunder in the time required: Lisa M. Brock filed one Form 4 late in October 2009.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct, applicable to its directors, executive officers and employees. The Code of Business Conduct is available on the Company’s website at www.imperialindustries.com. The Code of Business Conduct complies with Securities and Exchange Commission (the “SEC”) requirements, including procedures for the confidential, anonymous submission by employees or others of any complaints or concerns about the Company or its accounting, internal accounting controls or auditing matters. The Company will also mail these materials to any shareholder who requests a copy. Requests may be made by contacting the Corporate Secretary at the Company’s principal executive address at 1259 NW 21st Street, Pompano Beach, Florida 33069.

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

Audit Committee

The Company maintains a standing Audit Committee. The current members of the Audit Committee are Morton L. Weinberger, as Chairman, Milton J. Wallace, and Lisa Brock, who became a member in July 2009. The Audit Committee met four times during 2009. All members of the Audit Committee are independent of the Company and management, as defined in the listing standards of NASDAQ and SEC Rule 10A-3.

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

Item 11.

Executive Compensation

2009 Summary Compensation Table

The following table summarizes the compensation earned by, and paid to, the Named Executive Officers during the two years ended December 31, 2009.

Name and Principal position	Year	Salary ($)		Bonus(1) ($)	Stock Awards (2) ($)	Option Awards(3) ($)	Non-equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation(7)	Total ($)
Howard L. Ehler, Jr. Principal Executive Officer of the Company; Vice President of Premix and Just-Rite	2009	$150,000	(4)	$25,000	$5,490	—	—	$ (2,269)(6)	$ 6,622(8)	$184,843
	2008	$210,000	(4)	—	$8,072	$3,793	$30,000(5)	$(44,599)(9)	$10,901(9)	$218,167

Steven Healy(11) Chief Financial Officer	2009	$100,231		—	—	—	—	—	—	$100,231
	2008	$130,000		—	$4,372	$2,655	—	—	$ 2,280(10)	$139,307

———————

(1)

Bonus shown was earned in the year indicated though will actually be paid in the subsequent year.

(2)

The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 and 2008, for restricted stock units vested during the fiscal year. In 2007, 6,000, and 4,000 Restricted Stock Units were granted to Messrs. Ehler, and Healy, respectively under the Company’s 2006 Stock Plan. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Assumptions made in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2009 included elsewhere herein.

(3)

The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008. In 2008, options to purchase 5,000, and 3,500 shares of common stock were granted to Messrs. Ehler, and Healy, respectively, under the Company’s 2006 Stock Plan. In addition outstanding options to purchase 12,461, and 5,000 shares of common stock held by Messrs. Ehler, and Healy, respectively were re-priced in 2008. Assumptions made in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal years ended December 31, 2008 and 2009 included elsewhere herein.

(4)

The Company and Mr. Ehler are parties to a one year renewable employment agreement pursuant to which Mr. Ehler received a $150,000 salary in calendar year 2009 and will receive a base annual salary of $150,000 for 2010. See “Employment/Change of Control Agreements” below.

(5)

Includes $30,000 in deferred compensation payable pursuant to a deferred compensation arrangement as described in “Non-Qualified Deferred Compensation” below.

(6)

Represents the increase (decrease) in a deferred compensation plan account for the benefit of Mr. Ehler during such fiscal year.

(7)

The Company provides the Named Executive Officers with group life, health, medical and other non-cash benefits generally offered to all salaried employees which are not included in this column pursuant to SEC rules.

(8)

The amounts shown in this column includes $3,737 representing the value of the personal use of a Company automobile and $2,885 in used vacation pay.

(9)

The amounts shown in this column includes $3,243 in matching contributions under our 401(k) Plan, $3,620 representing the value of the personal use of a Company automobile; and $4,038 in used vacation pay.

(10)

The amounts shown in this column consists of $2,280 in matching contributions under our 401(K) Plan.

(11)

Steven Healy served as the Company’s Chief Financial Officer until his resignation on November 16, 2009.

401(k) Plan

We maintain a profit sharing retirement plan for our employees, including our executive officers, which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Historically, annual matching contributions were made based on a percentage of eligible employee compensation deferrals. The contributions were made in cash to the plan on behalf of our employees who participate. Any matching contribution to our executive officers under the 401(k) plan was the same percentage match as offered to all participating employees and are included in the Summary Compensation Table. The Company elected to not make any matching contributions to employees in 2009, including executive officers.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table provides information regarding outstanding option awards and stock awards held by our Named Executive Officers at the end of 2009.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price (2) ($)	Option Expiration Date	Number of shares or units of stock that have not vested (3)	Market value of shares of units or shares that have not vested(4)($)
Howard L. Ehler, Jr.	5,000	$0.79	10/19/2013	3,000	$1,950
	5,000	$0.79	3/17/2010
	5,000	$0.79	12/20/2010

Steven Healy	3,500	$0.79	10/19/2013	-0-	-0-
	5,000	$0.79	12/20/2010

———————

(1)

Reflects options granted under the Company’s 2006 Stock Award and Incentive Plan (the “2006 Plan”) and the 1999 Employee Stock Option Plan (the “Employee Plan”). The Plans provide for options to be granted at generally no less than the fair market value of the Company’s stock at the grant date. The Plans are administered by the Company’s Compensation and Stock Option Committee. Options granted under the Plans have a term up to 10 years and are exercisable six months from the grant date. A total of 116,491 shares are presently reserved for issuance under the Plans. As of December 31, 2009, there were outstanding options to purchase 93,000 shares under the Plans. The exercise prices for the outstanding options are $0.79 and $12.06 per share. All options expire five (5) years from the date of grant and are fully vested. There are no shares available for further grants under the Employee Plan

(2)

All options granted originally had an exercise price equal to 100% of the fair market value of the common stock on the date of grant. On October 20, 2008, the exercise price of all options listed above, other than options to purchase an aggregate of 12,000 shares of common stock, expiring on October 19, 2013 which were granted on the same day, were re-priced to the market price of the common stock on such date, which was $0.79 per share

(3)

Reflects restricted stock units granted under the 2006 Plan. The 2006 Plan provides for the following types of equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units, (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (vii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation. The 2006 Plan is administered by the Company’s Compensation and Stock Option Committee. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. Each restricted stock unit set forth above was granted on November 27, 2007 and vests in the holder 25% on each anniversary of the Grant Date, subject to the satisfaction of certain conditions including continued employment with the Company on such anniversary date. A total of 116,491 shares are presently reserved for issuance of awards under the 2006 Plan. As of December 31, 2009, there were outstanding restricted stock units representing an aggregate of 15,750 shares under the 2006 Plan.

(4)

The market value of such shares subject to the restricted stock units is based upon $.65 per share as of December 31, 2009.

Non-Qualified Deferred Compensation

The following table provides information regarding the non-qualified deferred compensation of our named executive officers in 2009.

Name	Company Contributions in 2009 ($)	Aggregate Earnings in 2009 ($)	Aggregate Balance in 2009 ($)
Howard L. Ehler, Jr.	—	(2,269)(1)	—(2)

———————

(1)

Earnings represent the change in value of the investment account during the fiscal year.

(2)

The balance of the aggregate amounts contributed by the Company pursuant to the Deferred Compensation Plan, together with the aggregate increase (decrease) in the value of the investment Account was disbursed in the first quarter of 2009. The named executive officer did not make any contributions to the Deferred Compensation Plan.

The Company established a Deferred Compensation Plan (the “Deferred Plan”) in 2004. The eligible persons under such plan were S. Daniel Ponce, the Company’s Chairman of the Board, Howard L. Ehler, Jr., the Company’s Principal Executive Officer and such other executive officers of the Company as the Compensation and Stock Option Committee shall designate from time to time.

Pursuant to the Deferred Plan, the Company agreed to make non-discretionary contributions of $30,000 per year for Mr. Ehler for a period of five (5) years commencing with fiscal 2004, so long as Mr. Ehler was an employee as of the end of each year. The Company also had the right to make additional discretionary contributions for the benefit of Mr. Ehler or such other participants.

The contributions to the Deferred Plan were fully vested at the times of such contributions. Participants were given the ability to elect certain investment vehicles for the contributions such as mutual funds. In general, a participant’s account would be distributed on the earlier of the fourth anniversary of the date on which such participant commenced participation in such plan or the first day of the month immediately following the participants termination of employment; provided however, Mr. Ehler was not entitled to receive distributions on account of his termination other than for reasons of death or disability until six months following such termination. On December 23, 2008, the Deferred Plan was amended to comply with Section 409A of the U.S. Internal Revenue Code. As a result of such amendment, the balance in each participant’s account of $124,891was disbursed to such individual during the first quarter of 2009. There will not be any further contribution to the Deferred Plan for any Participant.

Employment/Change of Control Agreements

The Company is a party to a one year renewable employment agreement with Howard L. Ehler, Jr. No other executive has an employment, severance or change of control agreement. Mr. Ehler serves as the Company’s Principal Executive Officer, Principal Financial Officer, Chief Operating Officer and Secretary. In accordance with the employment agreement, Mr. Ehler would have been entitled to a base annual salary for 2009 in the amount of $210,000. Notwithstanding, Mr. Ehler agreed to accept an annual base salary of $150,000. Mr. Ehler’s employment agreement provides for automatic renewals for additional one year periods on July 1st of each year, unless the Company or Mr. Ehler notifies the other party of such party’s intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. Pursuant to the employment agreement, Mr. Ehler receives the use of a company car, as well as certain other benefits, such as health and disability insurance. Mr. Ehler is also entitled to receive incentive compensation based upon individual and Company performance criteria developed by the Compensation Committee from time to time.

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

DIRECTORS COMPENSATION

Non-employee director compensation is determined annually by the Board of Directors. Directors who are also employees of the Company receive no additional compensation for service as a director. The following table shows compensation for our non-employee directors for the year ended December 31, 2009:

Name	Fees earned or Paid in Cash(1) ($)		Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(4) ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
S. Daniel Ponce	$50,000	(3)	$4,575	—	—	$(2,269)(5)	$9,762(6)	$62,068
Lisa M. Brock	$90,000	(7)	$4,575	—	—	—	—	$94,575
Milton J. Wallace	$20,000		$4,575	—	—	—	—	$24,575
Morton L. Weinberger	$20,000		$4,575	—	—	—	—	$24,575

———————

(1)

In 2009, each non-employee director, other than Mr. Ponce, received a $20,000 annual retainer for service on the Board, inclusive of service on any committee, including service as chairman of such committee

(2)

The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009. In 2007, 5,000 Restricted Stock Units were granted to each non-employee director, under the Company’s 2006 Stock Plan in 2007. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Such restricted stock units vest 25% on each anniversary date of the grant. Assumptions made in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2009 included elsewhere herein.

(3)

Mr. Ponce received a retainer of $50,000 in 2009 for his service as Chairman of the Board.

(4)

Mr. Ponce received $30,000 of deferred compensation per year for a period of five (5) years commencing with fiscal 2004 pursuant to the Deferred Compensation Plan (the “Deferred Plan”) of which the proceeds were distributed in 2009 as described below.

(5)

Represents the increase (decrease) in value of the investment account held in the Deferred Plan for the benefit of Mr. Ponce during 2009.

(6)

The Company provides Mr. Ponce with an auto allowance.

(7)

Ms. Brock received a $70,000 retainer in 2009 for her service as Vice Chairman of the Board.

All directors’ fees in 2009 to non-employee directors for service on the Board and Committees were generally made in monthly installments. Directors are also reimbursed for expenses which may be incurred by them in connection with the business and affairs of the Company.

Each director in 2010, other than Mr. Ponce, will receive a $20,000 annual retainer for service on the Board, inclusive of service on any committees, including service as chairman of any such committee. Mr. Ponce’s annual retainer for service as Chairman of the Board will be $50,000. Ms. Brock will receive an annual retainer for her service as Vice Chairman of the Board in the amount of $77,000, in addition to her $20,000 annual retainer as a member of the Board.

Mr. Ponce was eligible to participate in the deferred plan. See Item 11. Executive Compensation - Non-Qualified Deferred Compensation. Contributions to the Deferred Plan were fully vested at the times of such contributions. Participants were given the ability to elect certain investment vehicles for the contributions, such as mutual funds. In general, a participant’s account would be distributed on the earlier of the fourth anniversary of the date on which such participant commenced participation in such plan or the first day of the month immediately following the participant’s termination of employment; provided however, Mr. Ponce was not entitled to receive distributions on account of his termination other than for reasons of death or disability until six months following such termination. On December 23, 2008, the Deferred Plan was amended to comply with Section 409A of the U.S. Internal Revenue Code. As a result of such amendment, the balance in each participant’s account of $124,891 was disbursed to such individual during the first quarter of 2009. There will not be any further contribution to the Deferred Plan for any Participant.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 12, 2010 with respect to the beneficial ownership of the Company’s common stock by (i) each director or nominee for director of the Company, (ii) each executive officer who is a Named Executive Officer in the Summary Compensation Table set forth in Item 11 of this Annual Report on Form 10-K, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Shares Beneficially Owned
Lisa M. Brock	107,309(3)	4.2%
Howard L. Ehler, Jr.	39,544(4)	1.5%
Steven Healy	9,500(5)	.4%
S. Daniel Ponce	62,593(6)	2.4%
Milton J. Wallace	25,500(7)	1.0%
Morton L. Weinberger	37,802(8)	1.5%
All directors and officers as a group (6 persons)	282,248(9)	10.8%

———————

(1)

Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

(2)

The percent of class for common stockholders is based upon 2,550,460 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

(3)

Includes 10,500 shares of common stock issuable upon exercise of stock options.

(4)

Includes 15,000 shares of common stock issuable upon exercise of stock options.

(5)

Includes 8,500 shares of common stock issuable upon exercise of stock options.

(6)

Includes 10,500 shares of common stock issuable upon exercise of stock options.

(7)

Includes 10,500 shares of common stock issuable upon exercise of stock options.

(8)

Includes 10,500 shares of common stock issuable upon exercise of stock options.

(9)

Includes 65,500 shares of common stock issuable upon exercise of stock options.

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

The law firm of Legon, Ponce & Fodiman, P.A., of which Mr. Ponce, the Company’s Chairman of the Board is a shareholder, served as general counsel to the Company. The law firm received $130,000 and $169,000 in fees in 2009 and 2008, respectively, for legal services rendered to the Company and its subsidiaries. Such fees were for services rendered by members and associates of the law firm other than Mr. Ponce.

Mark Brock, spouse of Lisa Brock, Vice Chairman of our Company’s Board of Directors, is an executive vice president and director of Jeld-Wen Holdings, Inc. During fiscal 2009 and 2008, the Company’s subsidiary, Just-Rite, purchased for resale an aggregate of $152,000 and $874,000, respectively, of products from Jeld-Wen Holdings and its subsidiaries (“Jeld-Wen”). In addition, during fiscal 2009 and 2008, the Company’s subsidiary, Premix, sold product for an aggregate amount of $29,000 and $33,000, respectively, to Jeld-Wen. Such transactions occurred in the ordinary course of business and were less than 1% of the gross revenues and gross purchase of Jeld-Wen, respectively. All purchases were at prices consistent with the prevailing market prices paid by other companies. Such purchases did not have any impact on Mr. Brock’s respective positions with, or compensation received from, Jeld-Wen Holdings, Inc.

Director Independence

Our Common Stock was listed on the NASDAQ Capital Market until January 27, 2010. The NASDAQ required that a majority of our directors be “independent directors,” as defined by the listing standards of the NASDAQ Stock Market, promulgated by the National Association of Securities Dealers, Inc. Generally, a director does not qualify as an independent director if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined that three of the Company’s five directors have no other direct or indirect material relationships with the Company and therefore are independent directors on the basis of the NASDAQ listing standards and an analysis of all facts specific to each director. The independent directors are Lisa M. Brock, Milton J. Wallace, and Morton L. Weinberger.

Committee Participation

The Board presently has two standing committees: the Compensation and Stock Option Committee and the Audit Committee. The current members of the Audit Committee are Morton L. Weinberger, as Chairman, Milton J. Wallace, and Lisa Brock. All members of the Audit Committee are independent of the Company and management, as defined in the listing standards of NASDAQ and SEC Rule 10A-3. The members of the Compensation Committee were Ms. Brock, as Chairman, and Messrs. Wallace and Weinberger. Each member of the Compensation and Stock Option Committee are considered “independent,” as defined under the listing standards of NASDAQ.

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

Grant Thornton LLP served as the Company’s independent auditors for the years ended December 31, 2008 and 2009. The Board of Directors has not yet selected a firm to serve as auditors for the year ended December 31, 2010. The Audit Committee has considered whether the provision of non-audit services to the Company by Grant Thornton LLP was compatible with maintaining the independence of Grant Thornton LLP.

Fees to Independent Certified Public Accountants

Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audits of the Company’s financial statements for 2009 and 2008, and for the reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC during 2009 and 2008 were approximately $177,000 and $265,000, respectively.

Audit Related Fees. There were no fees billed by Grant Thornton LLP for 2009 and 2008 for audit related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under the caption “Audit Fees”.

Tax Fees. The aggregate fees billed by Grant Thornton LLP for 2009 and 2008 for professional services rendered for tax compliance and tax advice for the Company were approximately $31,000 and $49,000, respectively and includes fees associated with tax compliance, tax advice and domestic tax planning. This category also includes fees relating to tax planning on mergers and acquisitions, restructurings and other services related to tax disclosure and filing requirements, including employee benefit plans.

All Other Fees. No fees were billed by Grant Thornton LLP for professional services rendered during 2009 and 2008 other than as stated above under the captions ”Audit Fees,” “Audit Related Fees” and “Tax Fees.”

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation’s consolidated financial statements.

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

10.18

Amendment No. 9 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc.

10.19

Amendment No. 10 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Bank, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc, and Just-Rite Supply, Inc.

10.20

Amendment No. 11 to Consolidating, Amended and Restated Financing Agreement by and between Wachovia Banks, National Association, successor by merger to Congress Financial Corporation, and Premix-Marbletite Manufacturing Co., DFH, Inc., formerly Acrocrete, Inc. and Just-Rite Supply, Inc. (Incorporate by reference to Form 8-K dated May 29, 2009, Exhibit 10.1)

10.21

Forbearance and Amendment Agreement dated June 10, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc. and Wachovia bank, N.A. (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.1)

10.22

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.23

First Amendment to Forbearance Agreement dated August 7, 2009 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated August 7, 2009, Exhibit 10.1)

10.24

Second Amendment to Forbearance Agreement dated August 28, 2009 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated September 2, 2009, Exhibit 10.1)

10.25

Third Amendment to Forbearance Agreement dated September 30, 2009 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated October 2, 2009, Exhibit 10.1)

10.26

Fourth Amendment to Forbearance Agreement dated November 30, 2009 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated December 1, 2009, Exhibit 10.1)

10.27

Fifth Amendment to Forbearance Agreement dated January 29, 2010 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated February 1, 2010, Exhibit 10.1)

14.1	Imperial Industries, Inc. Code of Business Conduct. (Posted on the Company’s website at www.imperialindustries.com)

Exhibit No.	Description
*21.1	Subsidiaries of the Company.
*23.1	Consent of Grant Thornton LLP.
*31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a - 14(a).
*31.2	Certification of the Company’s Principal Financial Officer pursuant to Rule 13a - 14(a).
*32.1	Certification of the Company’s Principal Executive Officer pursuant to Section 1350.
*32.2	Certification of the Company’s Principal Financial Officer pursuant to Section 1350.

———————

*

Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

March 19, 2010	By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer/ Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons and behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	March 19, 2010
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 19, 2010
Lisa M. Brock

/s/ MILTON J. WALLACE	Director	March 19, 2010
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 19, 2010
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR.	Director, Chief Operating Officer, Principal Executive Officer, Principal Financial Officer, and Secretary	March 19, 2010
Howard L. Ehler, Jr.