Form 10-Q
period 2010-03-31
IMPERIAL INDUSTRIES INC
filed 2010-05-13
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-7190

______________

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 NW 21 Street FL 33069

(Address of principal executive offices) (Zip Code)

(954) 917-4114

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such starter period that the registrant was required to submit and post such files Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Smaller reporting company ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 10, 2010: 2,550,460.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets

March 31, 2010 (Unaudited) and December 31, 2009

3

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2010 and 2009

4

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2010 and 2009

5

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4.

Controls and Procedures

24

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 6.

Exhibits

25

SIGNATURES

27

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$195,000	$523,000
Restricted cash	146,000	100,000
Trade accounts receivable, net	694,000	553,000
Inventories	869,000	938,000
Income tax receivable	1,610,000	1,610,000
Other current assets	63,000	105,000
Current assets held for sale by assignee	247,000	578,000
Total current assets	3,824,000	4,407,000

Property, plant and equipment, at cost, net	1,608,000	1,646,000
Assets held for sale by assignee	1,846,000	1,910,000
Other assets	149,000	147,000
Total assets	$7,427,000	$8,110,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$827,000	$616,000
Payable to former preferred stockholders	50,000	50,000
Accrued expenses and other liabilities	533,000	574,000
Current liabilities related to assets held for sale by assignee	5,617,000	5,581,000
Current portion of long-term debt	21,000	44,000
Total current liabilities	7,048,000	6,865,000

Long-term debt, less current maturities	2,000	4,000
Secured financing	1,126,000	1,126,000
Total liabilities	8,176,000	7,995,000

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Common stock, at par value	25,000	25,000
Additional paid-in capital	14,874,000	14,862,000
Accumulated deficit	(15,648,000)	(14,772,000)
Total stockholders’ equity (deficit)	(749,000)	115,000
Total liabilities and stockholders’ equity (deficit)	$7,427,000	$8,110,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2010	2009
Net sales	$1,887,000	$2,125,000

Cost of sales	1,434,000	1,543,000

Gross profit	453,000	582,000

Selling, general and administrative expenses	898,000	922,000

Accrued loss contingency	42,000	––

Operating loss	(487,000)	(340,000)

Other (expense) income
Interest expense	(34,000)	(33,000)
Gain on litigation settlement	––	193,000
Miscellaneous expense	(2,000)	(5,000)
	(36,000)	155,000
Loss from continuing operations before income tax expense	(523,000)	(185,000)

Income tax expense	––	––

Loss from continuing operations	(523,000)	(185,000)

Loss from discontinued operations, net of taxes	(353,000)	(615,000)

Net loss	$(876,000)	$(800,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.20)	$(0.07)
Loss from discontinued operations – basic and diluted	(0.14)	(0.25)
Net loss per share – basic and diluted	$(0.34)	$(0.32)

Weighted average shares outstanding – basic and diluted	2,550,460	2,533,085

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(876,000)	$(800,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,000	251,000
Amortization	1,000	5,000
Provision for doubtful accounts	29,000	221,000
Gains on sale of fixed assets, net	––	(623,000)
Share-based compensation	12,000	18,000
Loss on disposal of assets held for sale by assignee	138,000	––
Changes in operating assets and liabilities:
Trade accounts receivable	(147,000)	(108,000)
Inventories	69,000	93,000
Other current assets	42,000	(321,000)
Other assets	(3,000)	254,000
Accounts payable	210,000	227,000
Deferred compensation	––	(255,000)
Accrued expenses and other liabilities	(40,000)	(39,000)
Assets held for sale by assignee	234,000	1,343,000
Liabilities related to assets held for sale by assignee	63,000	(877,000)
Net cash used in operating activities	(206,000)	(611,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,000)	(9,000)
Proceeds received from sale of property and equipment	––	960,000
Net cash (used in) provided by investing activities	(24,000)	951,000

Cash flows from financing activities
Proceeds from notes payable line of credit	1,876,000	8,750,000
Repayment of notes payable line of credit	(1,887,000)	(9,047,000)
Payment to former preferred stockholders	––	(6,000)
Repayment of long-term debt	(41,000)	(212,000)
(Increase) decrease in restricted cash	(46,000)	16,000
Net cash used in financing activities	(98,000)	(499,000)
Net decrease in cash and cash equivalents	(328,000)	(159,000)
Cash and cash equivalents, beginning of period	523,000	381,000
Cash and cash equivalents, end of period	$195,000	$222,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid during the three months for interest	$46,000	$54,000

Cash paid during the three months for income taxes	$––	––

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial statements for the three-month periods ended March 31, 2009 have been reclassified to present the Just-Rite operation as discontinued operations.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”) are primarily engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products as well as products purchased from other manufacturers. Such products are sold to building materials dealers, contractors and others.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law. As a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the March 31, 2010 and December 31, 2009 consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related consolidated statements of operations and cash flows include all Just-Rite business activity for all periods presented, which are reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three years. As a result, the Company has incurred losses for the three months ended March 31, 2010, and the years ended December 31, 2009, 2008 and 2007. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

(3)

Going Concern – (Continued)

•

Discontinuance of Just-Rite’s operations and assignment of all of its assets, subject to its liabilities, as of June 11, 2009, via the Assignment. The Assignee is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or the business of Just-Rite, or funds its losses from discontinued operations since the date of the Assignment, although it is required to maintain financial reporting of the discontinued operations.

•

Implementation of more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

Reduction of compensation for senior management and other employees in 2009. In addition, we made personnel reductions in our continuing operations in 2009.

•

Consolidation of our manufacturing operations in 2009 by shifting a portion of the manufacturing in Pompano Beach, Florida to Winter Springs, Florida. Also, we consolidated our corporate office into the distribution center in Pompano Beach to reduce costs. In addition, we are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We are also investigating establishing arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales.

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to remain a going concern. On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit, which was terminated effective May 11, 2010. We are seeking financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(4)

Reclassifications

Certain prior period amounts related primarily to discontinued operations have been reclassified to conform with the current year presentation.

(5)

Recent Accounting Pronouncements

In February 2010, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The implementation of this standard was effective for the Company at March 31, 2010, and did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

(6)

Assignment for the Benefit of Creditors

On June 11, 2009, the Company’s subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). The Assignment was considered an event of default under the Company’s Line of Credit with its lender, resulting in the execution of a Forbearance and Amendment Agreement (the “Forbearance Agreement”) dated June 10, 2009 with its lender and five subsequent amendments to the Forbearance Agreement dated August 7, 2009, August 28, 2009, September 30, 2009, November 30, 2009, and January 29, 2010 (collectively the “Forbearance Agreement”), as described in Note 7.

(6)

Assignment for the Benefit of Creditors – (Continued)

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or the business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the 2010 and 2009 periods and all Just-Rite assets are considered held for sale and are reported on the financial statements as “assets held for sale by assignee”.

Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value in the Company’s consolidated financial statements as “liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by the assignee, and the settlement of liabilities related to assets held for sale by the Assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

(7)

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

The Forbearance Agreement was subsequently amended and extended five times, on August 7, 2009, August 28, 2009, September 30, 2009, November 30, 2009, and January 29, 2010.

The Fifth Amendment to the Forbearance Agreement dated January 29, 2010, amended the Fourth Amendment to the Forbearance Agreement as follows:

•

The Lender continues to maintain a $100,000 certificate of deposit as collateral and maintained the maximum credit at $100,000.

•

The Company agreed to pay the Lender a Forbearance fee equal to $37,500.

•

The Company agreed to continue to pay the Lender the principal amount of certain remaining guaranteed lease obligations due to the Lender, excluding late fees, legal fees and other expenses and charges, at rates established under the Fourth Amendment to the Forbearance Agreement dated November 30, 2009.

(7)

Forbearance Agreement – (Continued)

•

Extended the date of the Forbearance Agreement to April 30, 2010.

On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit, and the Line of Credit was terminated effective May 11, 2010. The Company no longer has a Line of Credit.

(8)

Discontinued Operations

We closed two Just-Rite distribution facilities in January 2009. As a result of these closures (and three facilities closed during 2008), the operations related to the closed facilities were originally presented in the three month period ended March, 31, 2009 consolidated statement of operations as discontinued operations.

On June 11, 2009, effective with the Assignment, the Company discontinued all of Just-Rite’s operations. The Assignee is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with the Just-Rite assets for the period from January 1, 2010 through March 31, 2010 was primarily generated from collections of Just-Rite’s accounts receivable. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the three month periods ended March 31, 2010 and 2009.

Net sales and pretax loss from Just-Rite are reported as discontinued operations for the three month periods ended March 31, 2010 and 2009 and are summarized as follows:

	2010	2009

Net sales	$—	$5,213,000
Pretax loss	$353,000	$615,000

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	March 31, 2010	December 31, 2009

Cash and cash equivalents	$23,000	$29,000
Accounts receivable, net of allowance for doubtful accounts of $2,384,000 and $2,677,000 as of March 31, 2010 and December 31, 2009, respectively	224,000	549,000
Total current assets held for sale by assignee	247,000	578,000

Property, plant and equipment, at cost, net of accumulated depreciation of $929,000 and $1,013,000 as of March 31, 2010 and December 31, 2009, respectively	1,763,000	1,827,000
Other assets	83,000	83,000
Total non-current assets held for sale by assignee	1,846,000	1,910,000
Total assets held for sale by assignee	$2,093,000	$2,488,000

Accounts payable and accrued expenses	$4,228,000	$4,165,000
Notes payable – Line of Credit	69,000	80,000
Current portion of long-term debt	1,320,000	1,336,000
Total current liabilities related to assets held for sale by assignee	$5,617,000	$5,581,000

(8)

Discontinued Operations – (Continued)

The Just-Rite assets are recorded at the lower of cost or market. The Assignee assisted the Company in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the commencement of the Assignment. Just-Rite incurred bad debt expense of $18,000 during the three months ended March 31, 2010 in connection with the Assignee’s collection efforts and allowance for doubtful accounts adjustments. Just-Rite recorded charges of $138,000 during the three months ended March 31, 2010 relating to disposal of property, plant and equipment. Just-Rite incurred operating charges of $63,000 during the three months ended March 31, 2010 resulting from the Assignee’s efforts to liquidate assets. Interest charges and fees incurred by Just-Rite under the Notes payable –Line of Credit were $37,000 during the three months ended March 31, 2010. Other costs incurred amounted to $97,000 (including a charge to increase accrued plant closure costs by $38,000) during the three months ended March 31, 2010.

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets, which are included in property, plant and equipment, and the related debt, continue to be recorded as of March 31, 2010 and December 31, 2009, as assets held for sale by assignee and liabilities related to assets held for sale by assignee, respectively, since such lenders have not yet transferred title from Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of March 31, 2010 and December 31, 2009 was $799,000 and $717,000, respectively. See Note 17(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

At March 31, 2010 and December 31, 2009, notes payable – line of credit, represent amounts outstanding under the Company’s Line of Credit. The Line of Credit was collateralized by accounts receivable and inventory of Premix and Just-Rite. However, accounts receivable and inventory of Just-Rite are not considered eligible collateral for the purpose of determining available borrowing. The Line of Credit bore interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at March 31, 2010 and December 31, 2009, respectively). At March 31, 2010 and December 31, 2009, the outstanding balance on the Line of Credit was $69,000 and $80,000, respectively. As of March 31, 2010, we were eligible to borrow $100,000, resulting in excess availability of $31,000.

The Forbearance Agreement and the Line of Credit expired as of April 30, 2010. On April 30, 2010, the outstanding principal balance under the Line of Credit was paid in full and the financing arrangement with the Lender was terminated effective May 11, 2010.

Long-term debt represents (i) amounts outstanding under various mortgage and equipment notes payable totaling $1,194,000 and $1,210,000 at March 31, 2010 and December 31, 2009, respectively, at various interest rates ranging from 6.94% to 8.2% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at March 31, 2010 and December 31, 2009, respectively, at various rates ranging from 6.74% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities.

As of March 31, 2010, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of March 31, 2010 and December 31, 2009 are accrued closure costs of $741,000 and $703,000, respectively, representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s liabilities continue to be recorded at full historical value. As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009.

(9)

Sale of Certain Assets – Discontinued Operations

In February 2009, Just-Rite sold a parcel of land in Gulfport, Mississippi to the Mississippi Department of Transportation for net proceeds of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel, which is included as part of loss from discontinued operations in the accompanying consolidated statement of operations for the three month period ended March 31, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

(10)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under the Line of Credit and debt instruments included in other long-term debt. At March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

The Company’s debt obligations consist of promissory notes and a credit facility which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of the Company obtaining similar financing, the Company is unable, as of March 31, 2010 and December 31, 2009, to determine the fair value of its debt.

(11)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	March 31, 2010	December 31, 2009

Accounts receivable, gross	$738,000	$596,000
Allowance for doubtful accounts	(44,000)	(43,000)
	$694,000	$553,000

(12)

Inventories

Inventories, net, consisted of the following at:

	March 31, 2010	December 31, 2009
Raw materials	$343,000	$364,000
Finished goods	386,000	417,000
Packaging materials	156,000	185,000
	885,000	966,000
Allowance for obsolete and slow moving inventory	(16,000)	(28,000)
	$869,000	$938,000

(13)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve is included in the accompanying consolidated balance sheet in accrued expenses and other liabilities.

Product warranty accrual activity was as follows:

	March 31,	December 31,
	2010	2009
Beginning balance	$40,000	$41,000
Warranty provision	7,000	20,000
Warranty payments	(5,000)	(21,000)
Ending balance	$42,000	$40,000

(14)

Share-Based Compensation

A summary of the stock option activity under our 2006 Stock Award and Incentive Plan (the “2006 Plan”) as of and for the three months ended March 31, 2010 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life
Options outstanding at January 1, 2010	93,000	$2.30	1.48
Options Granted	—	—	—
Options Exercised	—	—	—
Options Cancelled	(16,250)	0.79	—
Options Outstanding at March 31, 2010	76,750	$2.63	1.56
Options Vested at March 31, 2010	76,750	$2.63	1.56
Options Exercisable at March 31, 2010	76,750	$2.63	1.56

(15)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the three months ended March 31, 2010 and 2009 because their inclusion would have been anti-dilutive. There were 92,500 anti-dilutive common stock equivalents at March 31, 2010, consisting of 76,750 stock options that had exercise prices of $0.79 and $12.06 per share, and 15,750 shares subject to unvested restricted stock units. There were 202,751 anti-dilutive common stock equivalents at March 31, 2009, consisting of 155,501 stock options with exercise prices of $0.79 and $12.06 per share, and 47,250 shares subject to unvested restricted stock units.

(16)

Stockholders’ Equity (Deficit)

(a)

Preferred stock

At March 31, 2010 and December 31, 2009, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)

Common stock

At March 31, 2010 and December 31, 2009, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,550,460 shares are issued and outstanding.

(17)

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

(17)

Commitments and Contingencies – (Continued)

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

In March 2008, Imperial instituted an action for declaratory judgment and damages against its former insurance carrier after it denied coverage in certain EIFS cases (all of which have since been resolved) brought against the Company in South Carolina. In March 2009, the Company and this carrier entered into a Settlement and Release Agreement, wherein the carrier agreed to pay the Company $193,000, which is reflected as a litigation settlement in the accompanying consolidated Statement of Operations for the three months ended ended March 31, 2009. In consideration of this settlement amount, the Company agreed to dismiss the action it filed, with prejudice, and the parties exchanged limited mutual releases pertaining to the prior matters where the insurer had denied coverage.

Asbestos Litigation

Premix is a defendant together with non-affiliated parties, in thirteen claims (seven of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. The Company has identified at least ten (10) of its prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to the Company, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and the Company, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and the Company. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on the Company’s behalf in prior asbestos claims. We believe that Premix and the Company have meritorious defenses to these claims. Premix and the Company have filed a counter claim against the carrier for breach of contract, and asserted claims for damages and attorneys’ fees as a result of the carrier’s unlawful denial of coverage. Nevertheless, until this suit has been resolved, and as a result of the positions taken by certain other carriers, the “underlying coverage layer” at this time has been exhausted, and the “umbrella/excess carrier group” has assumed the defense and indemnity of the pending asbestos claims under a reservation of rights. Notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that the Company and Premix have substantial umbrella/excess coverage for these claims, that Premix and the Company have more than adequate insurance coverage for these asbestos claims and such policies are not subject to SIR’s.

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

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest of certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases that aggregated approximately $1,787,000 as of the date of the Assignment ($1,333,000 as of March 31, 2010), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to exceed the amount due on the respective equipment notes or the leases resulting in an obligation to the Company.

(17)

Commitments and Contingencies – (Continued)

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the third quarter of 2009. As of March 31, 2010 and December 31, 2009, there is a remaining liability balance of $330,000 and $402,000, respectively, which is included in accrued expenses and other liabilities related to this guarantee. During the three month period ended March 31, 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of an additional loss contingency of $42,000.

Due to the uncertainty of the market value of these collateralized assets or the amount of proceeds to be realized from the sale, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

 (18)

Employment Agreement

The Company has a one-year renewable employment agreement with its Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(19)

Business and Credit Concentrations

For the three months ended March 31, 2010 and 2009, two vendors in aggregate, accounted for approximately 38% and 36% of total purchases related to continuing operations, and no single vendor accounted for more than 26% and 22%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 26% and 26% of the Company’s net sales from continuing operations for the three month periods ended March 31, 2010 and 2009, respectively. In addition, this customer’s accounts receivable represented 28% and 23% of total accounts receivable at March 31, 2010 and December 31, 2009, respectively.

(20)

Related Party Transactions

We paid legal fees of $27,000 and $23,000 for the three months ended March 31, 2010 and 2009, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $26,000 and $9,000 at March 31, 2010 and December 31, 2009, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was $127,000 at December 31, 2008, and was fully distributed to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors is an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. Additionally, a former member of our board of directors was the Chief Financial Officer of the same company. Such individual resigned from the Board in April 2008. Just-Rite purchased $88,000 in material from this company during the three month periods ended March 31, 2009. Premix had sales of $5,000 and $16,000 to this company during the three month periods ended March 31, 2010 and 2009, respectively.

(21)

Subsequent Events

The Company received the payment of its income tax receivable of $1,610,000 in April 2010.

In April 2010, Just-Rite sold its land and building located in Tampa, Florida for $625,000 in cash ($554,000 net of sale related costs). The cash was used by Just-Rite to repay the principal balances due under related mortgage notes, and to pay down the Line of Credit. The net book value of the assets sold was $319,000. The transaction will result in a gain on sale of assets of approximately $235,000, which will be included in results of discontinued operations during the second quarter of 2010.

On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit balance, and the financing arrangement was terminated effective May 11, 2010.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended December 31, 2009. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company,” “we,” “us,” and “our,” they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the ability to maintain adequate financing on terms satisfactory to the Company; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2009 Form 10-K Report and herein for a more complete description of risk factors.)

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

As discussed in Notes 6 and 8 to the consolidated financial statements, the Company transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted the Company in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables are included in “current assets held for sale by assignee” in the accompanying consolidated balance sheets of the Company.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of March 31, 2010 and December 31, 2009. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

General and Recent Developments

We are engaged, through our subsidiaries, in the manufacture and distribution of building materials to building materials dealers and to a lesser extent, contractors and sub-contractors, located primarily in the Southeastern United States, principally Florida. We have two facilities through which we market our products. Our business is driven primarily by the level of residential and commercial construction activity in our trade areas, particularly in the state of Florida. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, job growth, inventory of available residential and commercial units, government growth policies and construction funding.

We have experienced three consecutive years of operating losses and reductions in sales. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, for the twelve months ended December 31, 2009, building permits for the construction of new residential units in Florida decreased 41.3% compared to the same period in 2008. Building permits for the construction of new residential units in Florida increased 16.7% for the three months ended March 31, 2010 as compared to the same period in 2009. This is the first indication that construction activity in the residential market may begin to improve in Florida from the existing low levels of construction. Florida is our largest market, representing the majority of our consolidated net sales for the first quarter of 2010.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 19, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the three months ended March 31, 2010 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management hopes will be sufficient to allow the Company to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations and Closed Facilities

(a)

Discontinued Operations

Until June 11, 2009, we were engaged in the distribution of building materials to builders, contractors and sub-contractors in the Southeastern United States through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The Just-Rite facilities formerly sold gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by Premix. Prior to the discontinuance of operations, Just-Rite accounted for approximately 71% of our consolidated net sales for the three month period ended March 31, 2009, including Premix products sold through Just-Rite.

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates ( the “Assignee”). The Assignment was considered an event of default under our Line of Credit with our lender, resulting in the execution of a Forbearance and Amendment Agreement (the Forbearance Agreement”) dated June 10, 2009 with our lender and subsequent amendments to the Forbearance Agreement (collectively the “Forbearance Agreement”), as described in Note 7, of the Notes to the Consolidated Financial Statements.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party. The Assignee is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the three month periods ended March 31, 2010 and 2009 and all Just-Rite assets and liabilities are considered held for sale and are reported on the financial statements as “assets held for sale by assignee” and “liabilities related to assets held for sale by assignee”.

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

(b)

Sale of Just-Rite Distribution Facility (Discontinued Operations)

In February 2009, Just-Rite sold a parcel of land in Gulfport, Mississippi to the Mississippi Department of Transportation for net proceeds of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel, which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the three month period ended March 31, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

(c)

Closure of Just-Rite Distribution Facilities (Discontinued Operations)

Prior to the Assignment on June 11, 2009, we closed three Just-Rite distribution facilities in May 2008, September 2008 and November 2008, respectively, and two additional Just-Rite distribution facilities in January 2009. As a result of these closures, the operations related to these closed facilities were originally presented in the consolidated statement of operations for the three month period ended March 31, 2009 as discontinued operations.

Results of Operations

Three Months Ended March 31, 2010 compared to 2009

Net sales decreased approximately $238,000 for the three months ended March 31, 2010, or 11.2%, compared to the same period in 2009. The decrease was primarily due to the continued slowdown in the residential and commercial construction markets in our principal trade areas.

Gross margin as a percentage of net sales was approximately 24.0%, for the three months ended March 31, 2010, as compared to 27.4%, for the same period 2009. The decrease in gross margin was primarily due to plant fixed overhead expenses being allocated over lower production volume and pricing pressures from more intense competition for the sale of products resulting from industry conditions.

Selling, general and administrative expenses decreased $24,000 for the three months ended March 31, 2010, compared to the same period in 2009. The decrease in selling, general and administrative expenses for the first quarter of 2010 was primarily attributable to a decrease in payroll and related costs of $84,000 due to a reduction in personnel and related costs, offset by an increase in professional fees of $38,000, and an increase in warehouse and distribution costs of $36,000 as a result of the Pompano Beach facility transferring production of a certain product to the Winter Springs facility, and continued operations of the Pompano Beach facility as a distribution facility.

Selling, general and administrative expenses as a percent of net sales was 47.6% for the first quarter of 2010 as compared to 43.4% for the same period in 2009. The increase is due to the Company’s fixed costs being spread over lower sales volume, which effect was partially offset by a decrease in certain operating expenses for 2010.

We received a demand payment notice from a lender for settlement of obligations of certain Just-Rite notes payable under which Imperial is guarantor. The demand payment notice included liquidation charges resulting in an additional $42,000 of loss contingency expense recorded during the three months ended March 31, 2010.

During the three months ended March 31, 2009, we recognized a $193,000 gain on settlement of litigation against DFH’s former insurance carrier.

A significant portion of our operating costs are fixed in nature. Accordingly, operating results are affected materially by fluctuations in net sales. The decrease in net sales in the three months ended March 31, 2010 compared to the same period in 2009 had a substantial adverse impact on operating results. As a result of the above factors, we had a pretax loss from continuing operations of $523,000 for the first quarter ended March 31, 2010 as compared to a pretax loss from continuing operations of $185,000 in the same period in 2009.  We had a net loss from continuing operations of $523,000, or $0.20 per diluted share, for the three months ended March 31, 2010 compared to $185,000, or $0.07 per diluted share, for the same period in 2009. Additionally, we had a net loss from discontinued operations of $353,000, or $0.14 per diluted share, for the quarter ended March 31, 2010 compared to $615,000, or $0.25 per diluted share, for the same period in 2009.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 6 to the consolidated financial statements. We had begun the closure of certain Just-Rite distribution facilities in prior years. The Just-Rite distribution operations are accounted for as discontinued operations for the three month periods ended March 31, 2010 and 2009. Net revenues from the discontinued operations in the first quarter of 2009 were approximately $5,213,000. Just-Rite did not have any revenues during the first quarter of 2010. The Company recorded net losses of approximately $353,000 and $615,000 for these discontinued operations for the three months ended March 31, 2010 and 2009, respectively. The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of this operation.

Liquidity and Capital Resources

At March 31, 2010, we had a working capital deficit of $3,224,000 compared to working capital deficit of $2,458,000 at December 31, 2009. The incease in working capital deficit is due largely to the loss from continuing operations during the three months ended March 31, 2010, amounting to $523,000. Additionally, cash and cash equivalents decreased to $341,000 as of March 31, 2010, compared to $623,000 as of December 31, 2009 resulting from net decreases in operating, investing and financing activities described below.

Net cash used by operating activities were $206,000 and $611,000 in the first three months of 2010 and 2009, respectively. Although net loss was similar for the two periods ($876,000 for 2010 compared to $800,000 for 2009), the 2009 period included a non-cash gain on sale of assets of $623,000. Net cash used by investing activities was $24,000 in the first three months of 2010 compared to net cash provided by investing activities of $951,000 in the first three months of 2009. During the 2009 period, the Company received proceeds of $960,000 from the sale of property and equipment.

Net cash used in financing activities were $98,000 and $499,000 in the first three months of 2010 and 2009, respectively. Repayments of long-term debt were $41,000 in 2010 compared to $212,000 in 2009, and there was a net reduction in the Line of Credit of $11,000 in 2010 compared to a net reduction in the line of credit of $297,000 in 2009. Borrowing and repayment activity under the line of credit has significantly declined in conjunction with the Just-Rite Assignment.

Future Commitments and Funding Sources

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame for certain companies to carry-back net operating losses (“NOL”) from 2 years to 5 years. As a result, the Company elected to carry-back its 2009 NOL to claim a refund of Federal taxes paid. As of March 31, 2010, the Company had approximately $1,610,000 of income tax receivable, of which the Company filed for a refund with the Internal Revenue Service. In April 2010, the Company received the payment of the income tax receivable amounting to $1,610,000.

Historically, our primary sources of cash are proceeds from sales to customers and a line of credit. As a result of the Assignment, on June 10, 2009, management, the Assignee and our lender executed a Forbearance and Amendment Agreement to the Company’s Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”). The Forbearance Agreement and subsequent amendments effectively extended the Line of Credit until April 30, 2010, but significantly reduced borrowing availabilitiy. Under the Forbearance Agreement and amendments, the lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the Forbearance Agreement and amendments, and agreed to continue to fund the Line of Credit.

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

The Forbearance Agreement was subsequently amended and extended five times, on August 7, 2009, August 28, 2009, September 30, 2009, November 30, 2009, and January 29, 2010.

The Fifth Amendment to the Forbearance Agreement dated January 29, 2010, amended the Fourth Amendment to the Forbearance Agreement as follows:

•

The Lender maintained a $100,000 certificate of deposit as collateral and maintained the maximum credit at $100,000.

•

The Company agreed to pay the Lender a Forbearance fee equal to $37,500.

•

The Company agreed to continue to pay the Lender the principal amount of certain remaining guaranteed lease obligations due to the Lender, excluding late fees, legal fees and other expenses and charges, at rates established under the Fourth Amendment to the Forbearance Agreement dated November 30, 2009.

•

Extended the date of the Forbearance Agreement to April 30, 2010.

The Line of Credit, as expressed by the Forbearance Agreement and subsequent amendments, was collateralized by the eligible accounts receivable and inventory of Premix. The Line of Credit was further collateralized by certain equipment and real property transferred to the Assignee, as well as a $100,000 certificate of deposit of the Company. Our accounts receivable represent amounts due primarily from building materials dealers located principally in Florida that have purchased products on unsecured open accounts from us. Our accounts receivable, net of allowance, was $694,000 and $553,000 at March 31, 2010 and December 31, 2009, respectively. Generally, accounts of Premix not collected within 90 days and slow moving inventory are not eligible under our borrowing agreement. The Line of Credit bore interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at March 31, 2010). Annualized interest expense based on the outstanding balance of the Line of Credit at March 31, 2010, amounting to $69,000, would be approximately $5,000.

Collections of accounts receivable of Just-Rite, included in assets held for sale by assignee continued to significantly worsen through 2009 and 2010 primarily due to the financial difficulties our former Just-Rite customers were experiencing, who generally were small to midsize subcontractors, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States was experiencing. The Assignee continues to experience difficulty collecting the Just-Rite receivables transferred to him on June 11, 2009 related to former customers of Just-Rite’s closed facilities. None of the Just-Rite assets transferred to the Assignee are considered eligible collateral for borrowing purposes.

On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit, and the Line of Credit was terminated on May 11, 2010. The Company does not currently have a line or credit or other financing arrangement with a lender.

At March 31, 2010, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying consolidated balance sheet was $2,093,000 and $5,617,000, respectively, associated with the discontinued operations of Just-Rite. During the year ended 2009 and to a lesser extent during the three months ended March 31, 2010, the Company’s stockholders’ equity was significantly impacted by Just-Rite’s losses (classified as loss from discontinued operations). Since Just-Rite has not obtained a final court order for the conveyance of assets, a settlement with creditors or a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value. As of March 31, 2010, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying balance sheet was $3,524,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

Just-Rite received $865,000 for the balance of the sale of its adjacent Gulfport facility to Mississippi Department of Transportion in February 2009.

We presently are focusing our efforts on increasing Premix sales through geographic expansion, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives. We expect capital expenditures in fiscal 2010 to approximate up to $150,000 and to be funded by the Company’s cash balances.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claims against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 17(a) of Notes to Consolidated Financial Statements.

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three years. As a result, the Company has incurred losses for the three months ended March 31, 2010, and the years ended December 31, 2009, 2008 and 2007. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•

Discontinuance of Just-Rite’s operations and assignment of all of its assets, subject to its liabilities, as of June 11, 2009, via the Assignment. The Assignee is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or business of Just-Rite, or funds its losses from discontinued operations since the date of the Assignment, although it is required to maintain financial reporting of the discontinued operations.

•

Implementation of more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•

Reduction of compensation for senior management and other employees in 2009. In addition, we made personnel reductions in our continuing operations in 2009.

•

Consolidation of our manufacturing operations in 2009 by shifting a portion of the manufacturing in Pompano Beach, Florida to Winter Springs, Florida. Also, we consolidated our corporate office into the distribution center in Pompano Beach to reduce costs. In addition, we are continuing to evaluate and implement cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We are also investigating establishing arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales.

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to remain a going concern. While the Company presently does not have a line of credit or other financing arrangement, we are seeking financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

Recent Accounting Pronouncements

In February 2010, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The implementation of this standard was effective for the Company at March 31, 2010, and did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

Item 4.

Controls and Procedures

a.

Evaluation of disclosure controls and procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

Our management, under the supervision of our Principal Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

b.

 Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See Notes to Consolidated Financial Statements, Note 17 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.1)

10.13

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.14

First Amendment to Forbearance Agreement dated August 7, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated August 7, 2009, Exhibit 10.1)

10.15

Second Amendment to Forbearance Agreement dated August 28, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated September 2, 2009, Exhibit 10.1)

10.16

Third Amendment to Forbearance Agreement dated September 30, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated October 2, 2009, Exhibit 10.1)

10.17

Fourth Amendment to Forbearance Agreement dated November 30, 2009 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated December 1, 2009, Exhibit 10.1)

10.18

Fifth Amendment to Forbearance Agreement dated January 29, 2010 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated February 1, 2010, Exhibit 10.1)

*10.19

Termination and Settlement Agreement dated as of May 11, 2010 by and between Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Imperial Industries, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite, and Wells Fargo Bank, N.A.

21	Subsidiaries of the Company.
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15D-14(A).
*31.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15D-14(A).
*32.1	Statement of the Company’s Chief Operating Officer/Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
*32.2	Statement of the Company’s Chief Financial Officer/Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer/ Principal Financial Officer

May 13, 2010