Form 10-Q
period 2010-06-30
IMPERIAL INDUSTRIES INC
filed 2010-08-13
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-7190

______________

IMPERIAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	65-0854631
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1259 NW 21 Street, Pompano Beach, FL 33069

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 11, 2010: 2,550,460.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets

June 30, 2010 (Unaudited) and December 31, 2009

3

Consolidated Statements of Operations (Unaudited)

Six Months and Three Months Ended June 30, 2010 and 2009

4

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2010 and 2009

5

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4.

Controls and Procedures

24

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 6.

Exhibits

25

SIGNATURES

27

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,637,000	$523,000
Restricted cash	131,000	100,000
Trade accounts receivable, net	790,000	553,000
Inventories	889,000	938,000
Income tax receivable	—	1,610,000
Other current assets	54,000	105,000
Current assets held for sale by assignee	78,000	578,000
Total current assets	3,579,000	4,407,000

Property, plant and equipment, at cost, net	1,606,000	1,646,000
Assets held for sale by assignee	1,120,000	1,910,000
Other assets	148,000	147,000
Total assets	$6,453,000	$8,110,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$792,000	$616,000
Payable to former preferred stockholders	50,000	50,000
Accrued expenses and other liabilities	420,000	574,000
Current liabilities related to assets held for sale by assignee	4,852,000	5,581,000
Current portion of long-term debt	5,000	44,000
Total current liabilities	6,119,000	6,865,000

Long-term debt, less current maturities	1,000	4,000
Secured financing	1,126,000	1,126,000
Total liabilities	7,246,000	7,995,000

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit):
Common stock, at par value	25,000	25,000
Additional paid-in capital	14,914,000	14,862,000
Accumulated deficit	(15,732,000)	(14,772,000)
Total stockholders’ equity (deficit)	(793,000)	115,000
Total liabilities and stockholders’ equity (deficit)	$6,453,000	$8,110,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$4,568,000	$4,678,000	$2,681,000	$2,553,000

Cost of Sales	3,249,000	3,327,000	1,815,000	1,785,000

Gross profit	1,319,000	1,351,000	866,000	768,000

Selling, general and administrative expenses	1,878,000	2,008,000	980,000	1,086,000

Accrued loss contingency	(32,000)	627,000	(74,000)	627,000

Operating loss	(527,000)	(1,284,000)	(40,000)	(945,000)

Other (expense) income
Interest expense	(71,000)	(63,000)	(37,000)	(30,000)
Loss on sale of assets	—	(3,000)	—	(3,000)
Litigation settlement	—	193,000	—	—
Miscellaneous expense	(2,000)	(9,000)	—	(5,000)
	(73,000)	118,000	(37,000)	(38,000)

Loss before income taxes	(600,000)	(1,166,000)	(77,000)	(983,000)

Income tax expense	—	—	—	—

Loss from continuing operations	(600,000)	(1,166,000)	(77,000)	(983,000)

Loss from discontinued operations, net of taxes	(360,000)	(1,268,000)	(7,000)	(653,000)

Net loss	$(960,000)	$(2,434,000)	$(84,000)	$(1,636,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.24)	$(0.46)	$(0.03)	$(0.39)
Loss from discontinued operations – basic and diluted	(0.14)	(0.50)	0.00	(0.26)
Net loss per share – basic and diluted	$(0.38)	$(0.96)	$(0.03)	$(0.65)

Weighted average shares outstanding - basic and diluted	2,550,460	2,533,085	2,550,460	2,533,085

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(960,000)	$(2,434,000)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	127,000	473,000
Amortization	2,000	17,000
Provision for doubtful accounts	175,000	254,000
Share-based compensation	52,000	33,000
Deferred compensation	—	(255,000)
Gain on sales of fixed assets	—	(623,000)
Gain on disposal of assets held for sale by assignee, net	(92,000)	—
Changes in operating assets and liabilities
Trade accounts receivable	(249,000)	(74,000)
Inventories	49,000	(2,000)
Other assets	48,000	145,000
Accounts payable	176,000	423,000
Due to former shareholders	—	(6,000)
Accrued expenses and other liabilities	(154,000)	512,000
Income taxes receivable	1,610,000	1,044,000
Decrease in assets held for sale	—	1,685,000
Increase in liabilities related to assets held for sale	—	297,000
Decrease in assets held for sale by assignee	665,000	—
Decrease in liabilities related to assets held for sale held by assignee	(283,000)	—
Net cash provided by operations	1,166,000	1,489,000

Cash flows provided by investing activities:
Purchase of property and equipment	(87,000)	(9,000)
Proceeds received from disposal of assets held for sale by assignee	554,000	—
Proceeds received from sale of property and equipment	—	123,000
Proceeds received from disposal of assets held for sale	—	885,000
Net cash provided by investing activities	467,000	999,000

Cash flows used in financing activities:
Proceeds from notes payable line of credit	2,810,000	15,591,000
Repayments of notes payable line of credit	(2,890,000)	(16,912,000)
Repayment of long-term debt	(408,000)	(564,000)
Increase in restricted cash	(31,000)	(26,000)
Net cash used in financing activities	(519,000)	(1,911,000)

Net increase in cash and cash equivalents	1,114,000	577,000
Cash and cash equivalents, beginning of period	523,000	381,000
Cash and cash equivalents, end of period	$1,637,000	$958,000

CONTINUED

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$95,000	$63,000

Cash paid (refunded) during the six months for income taxes	$(1,610,000)	$(1,044,000)

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”) are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products as well as products purchased from other manufacturers. Such products are sold to building materials dealers, contractors and others.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 5). As a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the June 30, 2010 and December 31, 2009 consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related consolidated statements of operations and cash flows include all Just-Rite business activity for all periods presented, which are reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming our ability to continue as a going concern. The industry in which we are operating has been impacted by a number of adverse factors over the past several years. As a result, we have incurred losses from continuing operations for the three months and six months ended June 30, 2010, and the years ended December 31, 2009, 2008 and 2007. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(3)

Going Concern – (Continued)

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

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

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to remain a going concern. While we believe we have sufficient cash balances to support our operations for the immediate future, we intend to seek financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful in the long term, new financing will be available or that we could obtain any such financing on terms suitable to us. The current unfavorable conditions in the construction industry, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(4)

Recent Accounting Pronouncements

In February 2010, we adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The implementation of this standard was effective for us at June 30, 2010, and did not have a significant impact on our financial condition, results of operations or cash flows.

(5)

Assignment for the Benefit of Creditors

On June 11, 2009, the Company’s subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or the business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the 2010

(5)

Assignment for the Benefit of Creditors – (Continued)

and 2009 periods and all Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value in the Company’s consolidated financial statements as “Liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by the assignee, and the settlement of liabilities related to assets held for sale by the Assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

(6)

Forbearance Agreement

On June 10, 2009, in anticipation of executing the Assignment, we executed a Forbearance and Amendment Agreement (the “Forbearance Agreement”) to our Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”) with Wachovia Bank, N.A. (the “Lender”). The Assignment was considered an event of default under the Line of Credit. Under the Forbearance Agreement, the Lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the terms of the Forbearance Agreement, and to reduce the amount of available borrowings. The Forbearance Agreement was subsequently amended and extended five times, on August 7, 2009, August 28, 2009, September 30, 2009, November 30, 2009, and January 29, 2010. On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the line of credit, and the Forbearance Agreement was terminated effective May 11, 2010. We no longer have a line of credit.

(7)

Discontinued Operations

On June 11, 2009, effective with the Assignment, the Company discontinued all of Just-Rite’s operations. The Assignee is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with the Just-Rite assets for the period from January 1, 2010 through June 30, 2010 were primarily generated from collections of Just-Rite’s accounts receivable, as well as the sale of certain real property (see Note 8). As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the six and three month periods ended June 30, 2010 and 2009.

Net sales and pretax loss from Just-Rite are reported as discontinued operations for the six and three month periods ended June 30, 2010 and 2009 and are summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net sales	$—	$9,202,000	$—	$4,080,000
Pretax loss	$(360,000)	$(1,268,000)	$(7,000)	$(653,000)

(7)

Discontinued Operations – (Continued)

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$14,000	$29,000
Accounts receivable, net of allowance for doubtful accounts of $2,524,000 and $2,677,000 as of June 30, 2010 and December 31, 2009, respectively	64,000	549,000
Total current assets held for sale by assignee	78,000	578,000

Property, plant and equipment, at cost, net of accumulated depreciation of $499,000 and $1,013,000 as of June 30, 2010 and December 31, 2009, respectively	1,037,000	1,827,000
Other assets	83,000	83,000
Total non-current assets held for sale by assignee	1,120,000	1,910,000
Total assets held for sale by assignee	$1,198,000	$2,488,000

Accounts payable and accrued expenses	$4,211,000	$4,165,000
Notes payable – Line of Credit	—	80,000
Current portion of long-term debt	641,000	1,336,000
Total current liabilities related to assets held for sale by assignee	$4,852,000	$5,581,000

The Just-Rite assets are recorded at the lower of cost or market. The Assignee assisted the Company in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the commencement of the Assignment. Just-Rite incurred bad debt expense of $163,000 and $141,000 during the six and three months ended June 30, 2010, respectively, in connection with the Assignee’s collection efforts and allowance for doubtful accounts adjustments. In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000, resulting in a gain on the sale of $230,000 (see Note 8). In connection with this sale and other disposal transactions by the Assignee, Just-Rite recorded a net gain of $92,000 and $230,000, respectively, during the six and three months ended June 30, 2010 relating to disposals of property, plant and equipment. Just-Rite incurred operating charges of $113,000 and $50,000, respectively, during the six and three months ended June 30, 2010 resulting from the Assignee’s efforts to liquidate assets. Interest charges and fees incurred by Just-Rite under the Notes payable –Line of Credit were $77,000 and $40,000, respectively, during the six and three months ended June 30, 2010. Other costs incurred amounted to $131,000 and $35,000 (including a charge to increase accrued plant closure costs by $73,000 and $35,000, respectively) during the six and three months ended June 30, 2010, respectively.

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets and the related debt, continue to be recorded in our balance sheets as of June 30, 2010 and December 31, 2009, and are recorded in Assets held for sale by assignee and Liabilities related to assets held for sale by assignee, respectively, since such lenders have not yet transferred title from Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of June 30, 2010 and December 31, 2009 was $397,000 and $717,000, respectively. See Note 16(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

At December 31, 2009, Notes payable – line of credit, represent amounts outstanding under our Line of Credit. The Line of Credit was collateralized by accounts receivable and inventory of Premix and Just-Rite. However, accounts receivable and inventory of Just-Rite were not considered eligible collateral for the purpose of

(7)

Discontinued Operations – (Continued)

determining available borrowing. The Line of Credit bore interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at December 31, 2009). At December 31, 2009, the outstanding balance on the Line of Credit was $80,000. The Forbearance Agreement and the Line of Credit expired as of April 30, 2010. On April 30, 2010, the outstanding principal balance under the Line of Credit was paid in full and the Forbearance Agreement with the Lender was terminated effective May 11, 2010.

Long-term debt owed by Just-Rite represents (i) amounts outstanding under various mortgage and equipment notes payable totaling $515,000 and $1,210,000 at June 30, 2010 and December 31, 2009, respectively, at various interest rates ranging from 6.94% to 8.2% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at June 30, 2010 and December 31, 2009, respectively, at various rates ranging from 6.74% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities.

As of June 30, 2010, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of June 30, 2010 and December 31, 2009 are accrued closure costs of $776,000 and $703,000, respectively, representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s liabilities continue to be recorded at full historical value. As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009.

(8)

Sale of Certain Assets – Discontinued Operations

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the six and three month periods ended June 30, 2010.

In February 2009, Just-Rite sold a parcel of real property in Gulfport, Mississippi to the Mississippi Department of Transportation for net proceeds of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the six month period ended June 30, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

(9)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under the Line of Credit and debt instruments included in other long-term debt. At June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Our debt obligations consist of promissory notes which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and the difficulty of us obtaining similar financing, we are unable, as of June 30, 2010 and December 31, 2009, to determine the fair value of our debt.

(10)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	June 30, 2010	December 31, 2009

Accounts receivable, gross	$833,000	$596,000
Allowance for doubtful accounts	(43,000)	(43,000)
	$790,000	$553,000

(11)

Inventories

Inventories, net, consisted of the following at:

	June 30, 2010	December 31, 2009
Raw materials	$396,000	$364,000
Finished goods	375,000	417,000
Packaging materials	134,000	185,000
	905,000	966,000
Allowance for obsolete and slow moving inventory	(16,000)	(28,000)
	$889,000	$938,000

(12)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve is included in the accompanying consolidated balance sheets in accrued expenses and other liabilities.

Product warranty accrual activity was as follows:

	June 30,	December 31,
	2010	2009
Beginning balance	$40,000	$41,000
Warranty provision	14,000	20,000
Warranty payments	(16,000)	(21,000)
Ending balance	$38,000	$40,000

(13)

Share-Based Compensation

In June 2010, we re-priced options to purchase 19,000 shares of common stock previously outstanding which had an exercise price of $0.79 per share. The new exercise price is $0.41 per share and the options were exercisable immediately. Additionally, in June 2010, we issued options to purchase 73,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.41 per share. The grant date fair value of the options issued in June 2010 and the re-priced options was not material.

We recorded compensation expense of $52,000 and $40,000 for the six and three months ended June 30, 2010, and $33,000 and $15,000 for the six and three months ended June 30, 2009.

(13)

Share Based Compensation – (Continued)

A summary of the stock option activity under our 2006 Stock Award and Incentive Plan (the “2006 Plan”) as of and for the six months ended June 30, 2010 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Life
Options outstanding at January 1, 2010	93,000	$2.30		1.48
Options Granted	73,000	0.41		5.0
Options Exercised	—	—		—
Options Cancelled	(16,250)	0.79
Options Outstanding at June 30, 2010	149,750	1.50	*	3.30
Options Vested at June 30, 2010	149,750	1.50	*	3.30
Options Exercisable at June 30, 2010	149,750	1.50	*	3.30

———————

*

This weighted-average exercise price reflects re-pricing options to purchase 19,000 shares of common stock previously issued.

(14)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss from continuing operations for all periods presented, all common stock equivalents were excluded from the diluted per share calculation for the six and three months ended June 30, 2010 and 2009 because their inclusion would have been anti-dilutive. There were 165,500 anti-dilutive common stock equivalents at June 30, 2010, consisting of 149,750 stock options that had exercise prices of $0.41, $0.79 and $12.06 per share, and 15,750 shares subject to unvested restricted stock units. There were 164,376 anti-dilutive common stock equivalents at June 30, 2009, consisting of 130,251 stock options with exercise prices of $0.79 and $12.06 per share, and 34,125 shares subject to unvested restricted stock units.

(15)

Stockholders’ Equity (Deficit)

(a)

Preferred stock

At June 30, 2010 and December 31, 2009, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)

Common stock

At June 30, 2010 and December 31, 2009, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,550,460 shares are issued and outstanding.

(16)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties, in seventeen claims (ten of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the

(16)

Commitments and Contingencies – (Continued)

Company under a reservation of rights in all of these asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and us on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on our behalf in prior asbestos claims. We believe that we have meritorious defenses to these claims. We have filed a counter claim against the carrier for breach of contract, and asserted claims for damages and attorneys’ fees as a result of the carrier’s unlawful denial of coverage. Nevertheless, until this suit has been resolved, and as a result of the positions taken by certain other carriers, the “underlying coverage layer” at this time has been exhausted, and the “umbrella/excess carrier group” has assumed the defense and indemnity of the pending asbestos claims under a reservation of rights. Notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, is a defendant in two lawsuits, including one in South Carolina and one in Florida. These cases are brought by homeowners, homeowners associations, contractors and subcontractors, claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”), on single and multi-family residences. Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in both of these cases. None of these claims are subject to any SIR.

The allegations of defects in EIFS are not restricted to DFH products used in an EIFS application, but rather are an industry-wide issue. The alleged failure of these products to perform has generally been linked to improper application and the failure of adjacent building materials such as windows, roof flashing, decking and the lack of caulking.

As insurance markets for moisture intrusion type coverage have all but disappeared, we were forced on March 15, 2004 to renew our existing products liability coverage with an exclusion for EIFS exposure. The Company has not manufactured EIFS products since December 2005.

In March 2008, Imperial instituted an action for declaratory judgment and damages against its former insurance carrier after it denied coverage in certain EIFS cases (all of which have since been resolved) brought against us in South Carolina. In March 2009, we entered into a Settlement and Release Agreement with the carrier, wherein the carrier agreed to pay us $193,000, which is reflected as a litigation settlement during the first quarter of

2009. In consideration of this settlement amount, we agreed to dismiss the action filed by the carrier, with prejudice, and the parties exchanged limited mutual releases pertaining to the prior matters where the insurer had denied coverage.

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

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest of certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases that aggregated approximately $655,000 as of June 30, 2010 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to exceed the amount due on the respective equipment notes or the leases resulting in an obligation to the Company.

(16)

Commitments and Contingencies – (Continued)

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the third quarter of 2009. During the six and three month periods ended June 30, 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of a reduction in loss contingency of $32,000 and $74,000, respectively. As of June 30, 2010 and December 31, 2009, there is a remaining liability balance of $257,000 and $402,000, respectively, which is included in accrued expenses and other liabilities related to these guarantees.

Due to the uncertainty of the market value of the collateralized assets or the amount of proceeds to be realized from the sale of such assets, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(17)

Employment Agreement

The Company has a one-year renewable employment agreement with its Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(18)

Business and Credit Concentrations

For the six months ended June 30, 2010 and 2009, two vendors in aggregate, accounted for approximately 37% of total purchases related to continuing operations, and no single vendor accounted for more than 27% and 22%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 29% and 28% of the Company’s net sales from continuing operations for the six month periods ended June 30, 2010 and 2009, respectively. In addition, this customer’s accounts receivable represented 37% and 23% of total accounts receivable at June 30, 2010 and December 31, 2009, respectively.

(19)

Related Party Transactions

We paid legal fees of $68,000 and $41,000 for the six and three months ended June 30, 2010, as compared to $46,000 and $29,000, respectively, for the same periods in 2009, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $14,000 and $9,000 at June 30, 2010 and December 31, 2009, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was $127,000 at December 31, 2008, and was fully distributed to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors is an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. Just-Rite purchased $156,000 in material from this company during the six and three month periods ended June 30, 2009. Premix had sales of $20,000 and $14,000 to this company during the six and three months ended June 30, 2010, compared to sales of $11,000 and $6,000, respectively, for the same periods in 2009.

(20)

Subsequent Events

In June 2010, Just-Rite entered into a sale agreement to sell its real property located in Jacksonville, Florida for $600,000 in gross proceeds. The sale is subject to certain contingencies, including receipt of a satisfactory environmental report. The Assignee’s acceptance of the contract is subject to court approval, and shall be subject to higher and better offers, which shall be no less than $675,000. In the event of acceptance of a competing bid to acquire the real property, the buyer shall receive a break- up fee of $25,000 upon closing of the sale. The cash proceeds will be used by Just-Rite in part to repay the principal balance due under a related mortgage note, amounting to $247,000 as of June 30, 2010.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company,” “we,” “us,” and “our,” they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; he ability to obtain adequate financing on terms satisfactory to the Company; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2009 Form 10-K Report and herein for a more complete description of risk factors.)

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

These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events. Any forward-looking statements are not guarantees of future performance. Investors should carefully consider the risks and uncertainties described below, together with all of the other information in this quarterly report on Form 10-Q and in other documents that we file with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of our common stock could decline, and investors could lose all or part of their investment in our common stock.

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on an analysis of the aging of accounts receivables, collateral, if any, securing the amount due, the subsequent collections of the receivables, the current financial condition of the customers with aged receivables, including credit terms offered (most invoices are due within 30 days of shipment) payment history, purchase history, direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivables is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. At the end of each fiscal quarter, we identified all customers with significant invoices more than 60 days past due. For each customer, we then evaluate each of the factors noted above to arrive at a specific reserve. We then consider historical bad debt rates to arrive at a reserve for receivables not over 60 days past due. The aggregate of the specific reserve for over 60 days past due receivables and the reserve for the receivables not yet over 60 days past due represents our allowance for doubtful accounts as of the end of the reporting period. Additionally, at the end of each reporting period, we analyze the historical trend of various ratios including charges to bad debt expense compared to net sales, bad debt write-offs to net sales and the balance of the allowance for doubtful accounts to net sales to determine whether the calculated allowance appears adequate. The primary assumption we use for determining our allowance for doubtful accounts is the historical rate of bad debt write offs as a percentage of sales.

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

As discussed in Notes 5 and 7 to the consolidated financial statements, Just-Rite transferred all of its assets to the Assignee, including its accounts receivable, and we discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables, net of allowance for doubtful accounts, are included in “current assets held for sale by assignee” in our accompanying consolidated balance sheets of the Company.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets which relate primarily to net operating loss carryforwards, will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against these net deferred tax assets as of June 30, 2010 and December 31, 2009. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

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

We have experienced three consecutive years of operating losses and reductions in sales. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, for the twelve months ended December 31, 2009, building permits for the construction of new residential units in Florida decreased 41.3% compared to the same period in 2008. However, building permits for the construction of new residential units in Florida increased 22.3% for the six months ended June 30, 2010 as compared to the same period in 2009. This is the first indication that construction activity in the residential market may begin to improve in Florida from the existing low levels of construction. Florida is our largest market, representing the majority of our consolidated net sales for the first six months of 2010.

We operate in the residential and commercial construction industry which is down sharply over the last three years. As a result, our current business environment is depressed and we expect construction activity to continue to be slow compared to historical levels. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market would continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 19, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the six and three months ended June 30, 2010 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management hopes will be sufficient to allow us to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations and Closed Facilities

(a)

Discontinued Operations

Until June 11, 2009, we were engaged in the distribution of building materials to builders, contractors and sub-contractors in the Southeastern United States through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The Just-Rite facilities formerly sold gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by Premix. Prior to the discontinuance of operations, Just-Rite accounted for approximately 66.3% and 61.5% of our consolidated net sales for the six and three month periods ended June 30, 2009, including Premix products sold through Just-Rite.

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates ( the “Assignee”). The Assignment was considered an event of default under our Line of Credit with our lender, resulting in the execution of a Forbearance and Amendment Agreement (the Forbearance Agreement”) dated June 10, 2009 with our lender and subsequent amendments to the Forbearance Agreement (collectively the “Forbearance Agreement”), as described in Note 6, of the Notes to the Consolidated Financial Statements. The Forbearance Agreement has since been terminated following payment of all sums due under the Line of Credit.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party. The Assignee is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or business of Just-Rite since the date of the Assignment. As a result of the Assignment,

Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the six and three month periods ended June 30, 2010 and 2009 and all Just-Rite assets and liabilities are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee” and “Liabilities related to assets held or sale by assignee”.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value on the Company’s financial statements as “liabilities related to assets held for sale by assignee”.

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

(b)

Sale of Just-Rite Distribution Facility (Discontinued Operations)

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included as part of the loss from discontinued operations in the accompanying consolidated statement of operations of the six and three month periods ended June 30, 2010.

In February 2009, Just-Rite sold certain real property in Gulfport, Mississippi to the Mississippi Department of Transportation for net proceeds of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel, which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the six month period ended June 30, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

Results of Operations

Six and Three Months Ended June 30, 2010 compared to 2009

Net sales decreased approximately $110,000, or 2.4%, for the six months ended June 30, 2010, and increased $128,000, or 5.0% for the second quarter of 2010, compared to the same periods in 2009. The decrease during the six months ended June 30, 2010 was primarily due to the continued slowdown in the residential and commercial construction markets in our principal trade areas and reduced demand for our products. The increase in the second quarter of 2010 was attributable to additional pool product sales gained from the residential repair and renovation market, particularly in geographical areas outside of Florida.

Gross margin as a percentage of net sales was approximately 28.9% and 32.3%, for the six and three months ended June 30, 2010, compared to 28.9% and 30.1%, respectively, for the same periods in 2009. The increase in gross margin during the second quarter of 2010 from the previous year was primarily due to lower raw material costs and a greater proportion of sales being generated from the sale of our manufactured products compared to the sale of products purchased for resale which generally have lower margins. The future impact of pricing pressures on gross margins resulting from intense competition for the sale of products because of limited product demand due to industry conditions cannot be predicted.

Selling, general and administrative (“SG&A”) expenses decreased $130,000 and $106,000, respectively, for the six and three months ended June 30, 2010, compared to the same periods in 2009. The decrease in selling, general and administrative expenses for the six months ended June 30, 2010 was primarily attributable to a decrease in payroll and related costs of $140,000 (resulting from headcount reductions in the latter part of 2009), and a decrease in discretionary advertising costs of $46,000, offset by an increase in warehouse and distribution costs of $41,000 as a result of the Pompano Beach facility transferring production of a certain product to the Winter Springs facility, and continued operations of the Pompano Beach facility as a distribution facility.

The decrease in selling, general and administrative expenses for the second quarter ended June 30, 2010 was due primarily to a decrease in payroll and related costs of $57,000 (resulting from headcount reductions in the latter part of 2009), a decrease in professional fees of $42,000, and a decrease in advertising costs of $16,000, offset by an increase in warehouse and distribution costs of $29,000 as a result of the Pompano Beach facility transferring production of a certain product to the Winter Springs facility, and continued operations of the Pompano Beach facility as a distribution facility.

Selling, general and administrative expenses as a percent of net sales for the six months and three months ended June 30, 2010 was 41.1% and 36.6%, compared to 42.9% and 42.5% for the same period in 2009. The decrease in SG&A costs as a percentage of sales resulted primarily from the net decrease in costs as discussed above, as well as an increase in revenue in the second quarter of 2010 over the 2009 comparable period.

During the second quarter of 2009, we recorded a loss contingency of $627,000 related to Imperial’s guarantees of certain Just-Rite debt (see Note 16(b)). During the first quarter of 2010, we received a demand payment notice from a lender for settlement of related obligations, resulting in an additional $42,000 of loss contingency expense during the quarter. During the second quarter of 2010, the Company negotiated a reduced settlement with the same lender, resulting in a reduction of $74,000 in the loss contingency.

During the first quarter of 2009, we recognized a $193,000 gain on settlement of litigation against DFH’s former insurance carrier.

As a result of the above factors, we had a loss from continuing operations of $600,000 and $77,000, or $0.24 and $0.03 per diluted share, respectively, for the six and three months ended June 30, 2010 compared to a loss from continuing operations of $1,166,000 and $983,000, or $0.46 and $0.39 per diluted share, respectively, for the same periods in 2009.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 5 to the consolidated financial statements. We had closed certain Just-Rite distribution facilities in prior years. The Just-Rite distribution operations are accounted for as discontinued operations for the six and three month periods ended June 30, 2010 and 2009. Net revenues from the discontinued operations in the six months and second quarter ended 2009 were $9,202,000 and $4,080,000. Just-Rite did not have any revenues during the six months and second quarter of 2010. We had losses from discontinued operations of $360,000, or $0.14 per diluted share, and $7,000, or $0.0 per diluted share, respectively, for the six and three months ended June 30, 2010, compared to losses from discontinued operations of $1,268,000 and $653,000, or $0.50 and $0.26 per diluted share, respectively, for the same periods in 2009.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Liquidity and Capital Resources

At June 30, 2010, we had a working capital deficit of $2,540,000, compared to a working capital deficit of $2,458,000 at December 31, 2009. Current liabilities related to assets held for sale by assignee decreased from $5,581,000 as of December 31, 2009 to $4,852,000 as of June 30, 2010. The reduction in these liabilities resulted from (i) the sale of Just-Rite’s real property in Tampa, Florida, the proceeds of which were partially used to pay off related mortgage notes by approximately $348,000, and (ii) a decrease in Just-Rite’s note payable obligations by approximately $327,000 resulting from the settlement and release from obligations under notes payable on certain personal property and equipment. Cash and cash equivalents increased to $1,637,000 as of June 30, 2010, compared to $523,000 as of December 31, 2009, resulting primarily from the receipt of an income tax refund described below, providing immediate liquidity to the Company. In May 2010, in connection with the termination of the Forbearance Agreement, a $100,000 restricted certificate of deposit was released by the Lender, becoming immediately available for Company operations. The certificate of deposit was terminated and converted to cash in July 2010.

Net cash provided by operating activities was $1,166,000 and $1,489,000 in the first six months of 2010 and 2009, respectively. Net cash provided by operating activities relating to the disposal of Just-Rite assets was $665,000 during the 2010 period, compared to $1,685,000 during the 2009 period. Cash received from an income tax refund was $1,610,000 in the 2010 period, compared to cash received from an income tax refund of $1,044,000 in the 2009 period.

Net cash provided by investing activities was $467,000 in the first six months of 2010 compared to $999,000 in 2009. During the 2010 period, Just-Rite received proceeds of $554,000 from the sale of real property in Tampa, Florida. During the 2009 period, Just-Rite received proceeds of $1,008,000 from the sale of real and personal property and equipment.

Net cash used in financing activities was $519,000 and $1,911,000 in the first six months of 2010 and 2009, respectively. Repayments of long-term debt were $408,000 in 2010 (including Just-Rite mortgage note payments by the Assignee related to the Tampa real property sale as described in working capital discussion above), compared to $564,000 in 2009, and there was a net reduction in the Line of Credit of $80,000 in 2010 compared to a net reduction in the line of credit of $1,321,000 in 2009. Borrowing and repayment activity under the line of credit significantly declined in conjunction with the Just-Rite Assignment. On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit. We no longer have a line of credit.

Future Commitments and Funding Sources

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame for certain companies to carry-back net operating losses (“NOL”) from 2 years to 5 years. As a result, we elected to carry-back its 2009 NOL to claim a refund of Federal taxes paid. As of December 31, 2009, we had $1,610,000 of income tax receivable, of which we filed for a refund with the Internal Revenue Service. In April 2010, we received the payment of the income tax receivable amounting to $1,610,000. At present, we cannot carry back any of our losses to claim any additional Federal taxes paid.

Historically, our primary sources of cash were proceeds from sales to customers and a line of credit. As a result of the Assignment, on June 10, 2009, we executed the Forbearance Agreement to our Line of Credit. The Forbearance Agreement and its five subsequent amendments effectively extended the Line of Credit until April 30, 2010, but significantly reduced borrowing availability. Under the Forbearance Agreement, the Lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the terms of the Forbearance Agreement.

On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the Line of Credit, and the Forbearance Agreement was terminated effective May 11, 2010. We do not currently have a line of credit or other financing arrangement with a lender and believe we have sufficient cash on hand to meet our current operating needs without a line of credit.

Collections of accounts receivable of Just-Rite, included in Assets held for sale by assignee significantly worsen through 2009 and 2010 primarily due to the financial difficulties our former Just-Rite customers were experiencing, because of the deteriorating condition in the residential and commercial construction industry, the overall condition of the economy and the financial crisis the United States was experiencing. The Assignee continues to experience difficulty collecting the Just-Rite receivables transferred to him on June 11, 2009 related to former customers of Just-Rite’s closed facilities. All of Just-Rite’s accounts receivable has been fully reserved except for certain specific amounts deemed collectible as of June 30, 2010.

At June 30, 2010, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying consolidated balance sheet was $1,198,000 and $4,852,000, respectively, associated with the Just-Rite discontinued operations. During the year ended 2009 and to a lesser extent during the six months ended June 30, 2010, our stockholders’ equity was significantly impacted by Just-Rite’s losses (classified as loss from discontinued operations). Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value. As of June 30, 2010, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying consolidated balance sheet was $3,654,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

We presently are focusing our efforts on increasing Premix sales through geographic expansion, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives. We believe capital expenditures during the next twelve months could approximate up to $350,000 and will be funded primarily by our cash balances.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claims against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 16(a) of Notes to Consolidated Financial Statements.

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past several years. As a result, the Company has incurred losses from continuing operations for the six and three months ended June 30, 2010, and the years ended December 31, 2009, 2008 and 2007. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide us with the ability to continue as a going concern, including the following:

•

Discontinuance of Just-Rite’s operations and assignment of all of its assets, subject to its liabilities, as of June 11, 2009, via the Assignment. The Assignee is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or business of Just-Rite, or fund its losses from discontinued operations since the date of the Assignment, although we are required to maintain financial reporting of the discontinued operations.

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

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we intend to seek financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

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

Recent Accounting Pronouncements

In February 2010, we adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The implementation of this standard was effective for us at June 30, 2010, and did not have a significant impact on our financial condition, results of operations or cash flows.

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

(Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.1)

10.13

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.14

First Amendment to Forbearance Agreement dated August 7, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated August 7, 2009, Exhibit 10.1)

10.15

Second Amendment to Forbearance Agreement dated August 28, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated September 2, 2009, Exhibit 10.1)

10.16

Third Amendment to Forbearance Agreement dated September 30, 2009 by and between Imperial Industries, Inc., Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated October 2, 2009, Exhibit 10.1)

10.17

Fourth Amendment to Forbearance Agreement dated November 30, 2009 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated December 1, 2009, Exhibit 10.1)

10.18

Fifth Amendment to Forbearance Agreement dated January 29, 2010 by and between Imperial Industries, Inc,, Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite and Wachovia Bank, N.A. (Incorporated by reference to Form 8-K dated February 1, 2010, Exhibit 10.1)

10.19

Termination and Settlement Agreement dated as of May 11, 2010 by and between Premix-Marbletite Manufacturing Co., DFH, Inc., Just-Rite Supply, Inc., Imperial Industries, Inc., Michael Phelan as assignee for the benefit of creditors of Just-Rite, and Wells Fargo Bank, N.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, Exhibit 10.19).

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

August 13, 2010