Form 10-Q
period 2010-09-30
IMPERIAL INDUSTRIES INC
filed 2010-11-12
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of November 10, 2010: 2,550,460.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets

September 30, 2010 (Unaudited) and December 31, 2009

3

Consolidated Statements of Operations (Unaudited)

Nine Months and Three Months Ended September 30, 2010 and 2009

4

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2010 and 2009

5

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4.

Controls and Procedures

24

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 6.

Exhibits

25

SIGNATURES

26

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,639,000	$523,000
Restricted cash	—	100,000
Trade accounts receivable, net	586,000	553,000
Inventories	898,000	938,000
Income tax receivable	—	1,610,000
Other current assets	44,000	105,000
Current assets held for sale by assignee	41,000	578,000
Total current assets	3,208,000	4,407,000

Property, plant and equipment, at cost, net	1,598,000	1,646,000
Assets held for sale by assignee	1,026,000	1,910,000
Other assets	145,000	147,000
Total assets	$5,977,000	$8,110,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$695,000	$616,000
Payable to former preferred stockholders	50,000	50,000
Accrued expenses and other liabilities	457,000	574,000
Current liabilities related to assets held for sale by assignee	4,897,000	5,581,000
Current portion of long-term debt	9,000	44,000
Total current liabilities	6,108,000	6,865,000

Long-term debt, less current maturities	24,000	4,000
Secured financing	1,126,000	1,126,000
Total liabilities	7,258,000	7,995,000

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit):
Common stock, at par value	25,000	25,000
Additional paid-in capital	14,924,000	14,862,000
Accumulated deficit	(16,230,000)	(14,772,000)
Total stockholders’ equity (deficit)	(1,281,000)	115,000
Total liabilities and stockholders’ equity (deficit)	$5,977,000	$8,110,000

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$6,465,000	$6,864,000	$1,897,000	$2,186,000

Cost of Sales	4,637,000	4,781,000	1,388,000	1,454,000

Gross profit	1,828,000	2,083,000	509,000	732,000

Selling, general and administrative expenses	2,668,000	2,988,000	790,000	980,000

Accrued loss contingency (recovery)	(32,000)	627,000	—	—

Operating loss	(808,000)	(1,532,000)	(281,000)	(248,000)

Other (expense) income
Interest expense	(109,000)	(107,000)	(38,000)	(44,000)
Litigation settlement	—	193,000	—	—
Miscellaneous expense	(4,000)	6,000	(2,000)	18,000
	(113,000)	92,000	(40,000)	(26,000)

Loss before income taxes	(921,000)	(1,440,000)	(321,000)	(274,000)

Income tax expense	—	—	—	—

Loss from continuing operations	(921,000)	(1,440,000)	(321,000)	(274,000)

Loss from discontinued operations, net of taxes	(537,000)	(2,798,000)	(177,000)	(1,530,000)

Net loss	$(1,458,000)	$(4,238,000)	$(498,000)	$(1,804,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.36)	$(0.57)	$(0.13)	$(0.11)
Loss from discontinued operations – basic and diluted	(0.21)	(1.10)	(0.07)	(0.60)
Net loss per share – basic and diluted	$(0.57)	$(1.67)	$(0.20)	$(0.71)

Weighted average shares outstanding - basic and diluted	2,550,460	2,533,272	2,550,460	2,533,639

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,458,000)	$(4,238,000)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	196,000	543,000
Amortization	2,000	19,000
Provision for doubtful accounts	185,000	276,000
Gain on litigation settlement	—	(193,000)
Share-based compensation	62,000	55,000
Gain on sale of assets, net	—	(623,000)
Loss on disposal of assets held for sale by assignee, net	3,000	1,850,000
Changes in operating assets and liabilities
Trade accounts receivable	(50,000)	80,000
Inventories	40,000	142,000
Prepaid expenses and other current assets	60,000	42,000
Other assets	—	295,000
Accounts payable	79,000	30,000
Due to former shareholders	—	(6,000)
Accrued expenses and other liabilities	(118,000)	426,000
Deferred compensation	—	(255,000)
Income taxes receivable	1,610,000	1,044,000
Assets held for sale by assignee	697,000	3,957,000
Liabilities related to assets held for sale held by assignee	(238,000)	(813,000)
Net cash provided by operations	1,070,000	2,631,000

Cash flows provided by investing activities:
Purchase of property and equipment	(117,000)	(24,000)
Proceeds received from sale of property and equipment	—	144,000
Proceeds received from disposal of assets held for sale	554,000	885,000
Net cash provided by investing activities	437,000	1,005,000

Cash flows used in financing activities:
Proceeds from notes payable line of credit	2,810,000	18,814,000
Repayments of notes payable line of credit	(2,890,000)	(21,409,000)
Repayment of long-term debt	(411,000)	(661,000)
(Increase) decrease in restricted cash	100,000	(6,000)
Net cash used in financing activities	(391,000)	(3,262,000)

Net increase in cash and cash equivalents	1,116,000	374,000
Cash and cash equivalents, beginning of period	523,000	381,000
Cash and cash equivalents, end of period	$1,639,000	$755,000

CONTINUED

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid during the nine months for interest	$134,000	$195,000

Cash paid (refunded) during the nine months for income taxes	$(1,610,000)	$(1,044,000)

Non-cash transactions:

Equipment Financed	$30,000	$—

See accompanying notes to consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for future periods. The significant accounting principles used in the preparation of these unaudited interim consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”) are engaged in the manufacture and distribution of building materials to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products, as well as products purchased from other manufacturers. Such products are sold to building materials dealers, contractors and others.

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 5). As a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the September 30, 2010 and December 31, 2009 consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related consolidated statements of operations and cash flows include all Just-Rite business activity for all periods presented, which are reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming our ability to continue as a going concern. The industry in which we are operating has been impacted by a number of adverse factors over the past several years. As a result, we have incurred losses from continuing operations for the three months and nine months ended September 30, 2010, and the years ended December 31, 2009, 2008 and 2007. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

•

Reduction of compensation for senior management and other employees in 2009. In addition, we made personnel reductions in our continuing operations in 2009.  These reductions continue to impact results in 2010.

•

Consolidation of our manufacturing operations in 2009 by shifting a portion of the manufacturing in Pompano Beach, Florida to Winter Springs, Florida. Also, we consolidated our corporate office into the distribution center in Pompano Beach to reduce costs. Furthermore, we are continuing to evaluate and implement additional cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We are also investigating establishing arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales, as well as seeking new product offerings to expand our product lines.

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow the Company to remain a going concern. While we believe we have sufficient cash balances to support our operations for the immediate future, we continue to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful in the long term, new financing will be available or that we could obtain any such financing on terms suitable to us. The current continued unfavorable conditions in the construction industry, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(4)

Recent Accounting Pronouncements

In February 2010, we adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The implementation of this standard did not have a significant impact on our financial condition, results of operations or cash flows.

(5)

Assignment for the Benefit of Creditors

On June 11, 2009, the Company’s subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. The Company no longer operates any of the assets or the business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the 2010 and 2009 periods and all Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

(5)

Assignment for the Benefit of Creditors – (Continued)

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

(6)

Forbearance Agreement

On June 10, 2009, in anticipation of executing the Assignment, we executed a Forbearance and Amendment Agreement (the “Forbearance Agreement”) to our then existing Consolidating, Amended and Restated Financing Agreement dated as of January 28, 2000 (the “Line of Credit”) with Wachovia Bank, N.A. (the “Lender”). The Assignment was considered an event of default under the Line of Credit. Under the Forbearance Agreement, the Lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the Line of Credit, subject to our compliance with certain requirements set forth in the terms of the Forbearance Agreement, and to reduce the amount of available borrowings. The Forbearance Agreement was subsequently amended and extended five times, on August 7, 2009, August 28, 2009, September 30, 2009, November 30, 2009, and January 29, 2010. On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the Line of Credit, and the Forbearance Agreement and underlying Line of Credit were terminated effective May 11, 2010. We no longer have a line of credit.

(7)

Discontinued Operations

Effective with the Assignment, the Company discontinued all of Just-Rite’s operations. The Assignee is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with the Just-Rite assets for the period from January 1, 2010 through September 30, 2010 were primarily generated from collections of Just-Rite’s accounts receivable, as well as the sale of certain real property (see Note 8). As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the nine and three month periods ended September 30, 2010 and 2009.

Net sales and pretax loss from Just-Rite are reported as discontinued operations for the nine and three month periods ended September 30, 2010 and 2009 and are summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net sales	$—	$10,434,000	$—	$1,232,000
Pretax loss	$(537,000)	$(2,798,000)	$(177,000)	$(1,530,000)

(7)

Discontinued Operations – (Continued)

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$41,000	$29,000
Accounts receivable, net of allowance for doubtful accounts of $2,505,000 and $2,677,000 as of September 30, 2010 and December 31, 2009, respectively	—	549,000
Total current assets held for sale by assignee	41,000	578,000

Property, plant and equipment, at cost, net of accumulated depreciation of $499,000 and $1,013,000 as of September 30, 2010 and December 31, 2009, respectively	943,000	1,827,000
Other assets	83,000	83,000
Total non-current assets held for sale by assignee	1,026,000	1,910,000
Total assets held for sale by assignee	$1,067,000	$2,488,000

Accounts payable and accrued expenses	$4,254,000	$4,165,000
Notes payable – Line of Credit	—	80,000
Current portion of long-term debt	643,000	1,336,000
Total current liabilities related to assets held for sale by assignee	$4,897,000	$5,581,000

The Just-Rite assets are recorded at the lower of cost or market. The Assignee assisted the Company in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the commencement of the Assignment. As of September 30, 2010, the remaining balance in accounts receivable has been fully reserved due to substantial uncertainty regarding collectability.  Just-Rite incurred bad debt expense of $132,000 and $0 during the nine and three months ended September 30, 2010, respectively, in connection with the Assignee’s collection efforts and allowance for doubtful accounts adjustments. Just-Rite incurred operating charges of $157,000 and $44,000, respectively, during the nine and three months ended September 30, 2010 resulting from the Assignee’s efforts to liquidate assets. Interest charges and fees incurred by Just-Rite under the Notes payable –Line of Credit were $77,000 and $0, respectively, during the nine and three months ended September 30, 2010. Other costs incurred amounted to $169,000 and $39,000 (including a charge to increase accrued plant closure costs by $111,000 and $38,000, respectively) during the nine and three months ended September 30, 2010, respectively.

In June 2010, Just-Rite entered into a sale agreement to sell its real property located in Jacksonville, Florida for $600,000 in gross proceeds. The sale is subject to certain contingencies, including receipt of a satisfactory environmental report.  Upon closing, we expect that a portion of the closing proceeds will be placed into an environmental escrow account to fund assessment and remediation activities.  The sale of the Jacksonville, Florida real property is subject to court approval. The cash proceeds will be used by Just-Rite in part to repay the principal balance due under a related mortgage note, amounting to $247,000 as of September 30, 2010. We do not know when the closing will occur.  During the quarter ended September 30, 2010, Just-Rite recorded a charge of $95,000, included in loss from discontinued operations, to reduce the carrying value of the Jacksonville, Florida real property to its net realizable value based on the estimated net cash proceeds to be received from the pending sale.  Actual net cash proceeds from the ultimate sale of the property may differ from estimated proceeds, which could result in additional future charges.  In connection with the above referenced real property transaction as well as other disposal transactions by the Assignee, Just-Rite recorded a cumulative net loss of $3,000 and $95,000, respectively, during the nine and three months ended September 30, 2010 relating to disposals of property, plant and equipment.

(7)

Discontinued Operations – (Continued)

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets and the related debt, continue to be recorded in our balance sheets as of September 30, 2010 and December 31, 2009, and are recorded in Assets held for sale by assignee and Liabilities related to assets held for sale by assignee, respectively, since such lenders have not yet transferred title from Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of September 30, 2010 and December 31, 2009 was $397,000 and $717,000, respectively. See Note 16(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

At December 31, 2009, Notes payable – line of credit, represented amounts outstanding under our Line of Credit. The Line of Credit was collateralized by accounts receivable and inventory of Premix and Just-Rite. However, accounts receivable and inventory of Just-Rite were not considered eligible collateral for the purpose of determining available borrowing. The Line of Credit bore interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at December 31, 2009). At December 31, 2009, the outstanding balance on the Line of Credit was $80,000. The Forbearance Agreement and the Line of Credit expired as of April 30, 2010. On April 30, 2010, the outstanding principal balance under the Line of Credit was paid in full and the Forbearance Agreement with the Lender was terminated effective May 11, 2010.

Long-term debt owed by Just-Rite represents (i) amounts outstanding under various mortgage and equipment notes payable totaling $517,000 and $1,210,000 at September 30, 2010 and December 31, 2009, respectively, at various interest rates ranging from 6.94% to 8.2% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at September 30, 2010 and December 31, 2009, respectively, at various rates ranging from 6.74% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities.

As of September 30, 2010, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of September 30, 2010 and December 31, 2009 are accrued closure costs of $814,000 and $703,000, respectively, representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s liabilities continue to be recorded at full historical value. As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009.

(8)

Sale of Certain Assets – Discontinued Operations

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2010.

In February 2009, Just-Rite sold a parcel of real property in Gulfport, Mississippi to the Mississippi Department of Transportation for net proceeds of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine month period ended September 30, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

(9)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under the Line of Credit and debt instruments included in other long-term debt. At September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

(10)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	September 30, 2010	December 31, 2009

Accounts receivable, gross	$635,000	$596,000
Allowance for doubtful accounts	(49,000)	(43,000)
	$586,000	$553,000

(11)

Inventories

Inventories, net, consisted of the following at:

	September 30, 2010	December 31, 2009
Raw materials	$333,000	$364,000
Finished goods	461,000	417,000
Packaging materials	145,000	185,000
	939,000	966,000
Allowance for obsolete and slow moving inventory	(41,000)	(28,000)
	$898,000	$938,000

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

Product warranty accrual activity was as follows:

	September 30,	December 31,
	2010	2009
Beginning balance	$40,000	$41,000
Warranty provision	22,000	20,000
Warranty payments	(26,000)	(21,000)
Ending balance	$36,000	$40,000

(13)

Share-Based Compensation

We maintain a 2006 Stock Award and Incentive Plan (the “2006 Plan”).  In June 2010, we re-priced the exercise price of options to purchase 19,000 shares of common stock previously outstanding which had an exercise price of $0.79 per share. The new exercise price is $0.41 per share and the options remained exercisable immediately. Additionally, in June 2010, we issued options to purchase 73,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.41 per share. The grant date fair value of the options issued in June 2010 and the re-priced options was not material.

We recorded compensation expense of $62,000 and $10,000 for the nine and three months ended September 30, 2010, and $55,000 and $22,000 for the nine and three months ended September 30, 2009.

(13)

Share Based Compensation – (Continued)

A summary of the stock option activity under the 2006 Plan as of and for the nine months ended September 30, 2010 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Life
Options outstanding at January 1, 2010	93,000	$2.30		1.48
Options Granted	73,000	0.41		4.79
Options Exercised	—	—		—
Options Cancelled	(16,250)	0.79
Options Outstanding at September 30, 2010	149,750	1.50	*	3.05
Options Vested at September 30, 2010	149,750	1.50	*	3.05
Options Exercisable at September 30, 2010	149,750	1.50	*	3.05

———————

*

This weighted-average exercise price reflects re-pricing of previously issued options to purchase 19,000 shares of common stock.

(14)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss from continuing operations for all periods presented, all common stock equivalents were excluded from the diluted per share calculation for the nine and three months ended September 30, 2010 and 2009 because their inclusion would have been anti-dilutive. There were 165,500 anti-dilutive common stock equivalents at September 30, 2010, consisting of 149,750 stock options that had exercise prices of $0.41, $0.79 and $12.06 per share, and 15,750 shares subject to unvested restricted stock units. There were 122,625 anti-dilutive common stock equivalents at September 30, 2009, consisting of 93,000 stock options with exercise prices of $0.79 and $12.06 per share, and 29,625 shares subject to unvested restricted stock units.

(15)

Stockholders’ Equity (Deficit)

(a)

Preferred stock

At September 30, 2010 and December 31, 2009, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)

Common stock

At September 30, 2010 and December 31, 2009, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,550,460 shares are issued and outstanding.

(16)

Commitments and Contingencies

(a)

Contingencies

Legal proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties, in eighteen claims (ten of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and Imperial have meritorious defenses to such claims. We have identified at least ten (10) of our prior insurance carriers including both primary and carriers that

(16)

Commitments and Contingencies – (Continued)

have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers are providing a defense to Premix and the Company under a reservation of rights in all of these asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and us on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier seeks a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. The carrier also asserts a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on our behalf in prior asbestos claims. We believe that we have meritorious defenses to these claims. We have filed a counter claim against the carrier for breach of contract, and asserted claims for damages and attorneys’ fees as a result of the carrier’s unlawful denial of coverage. Nevertheless, until this suit has been resolved, and as a result of the positions taken by certain other carriers, the “underlying coverage layer” at this time has been exhausted, and the “umbrella/excess carrier group” has assumed the defense and indemnity of the pending asbestos claims under a reservation of rights. Notwithstanding the positions asserted by these few carriers and pending declaratory judgment action, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

EIFS Litigation

Our subsidiary, DFH (f/k/a Acrocrete), together with non-affiliated parties, is a defendant in one lawsuit in Florida.  This case was originally brought by the homeowners’ association for Turnberry Villas, which consists of eight condominium buildings in Sandestin, Florida.  Turnberry Villas originally sued the developer and general contractor for alleged damages resulting from the use of exterior insulation finish wall systems (“EIFS”) on the various buildings.  The developer and general contractor subsequently merged into one company, and settled the claims asserted by Turnberry Villas.  This entity then filed third-party claims against Acrocrete and various other subcontractors and suppliers to the project for indemnity and breach of warranty.  Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in this case.  This claim is not subject to any SIR.

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

(16)

Commitments and Contingencies – (Continued)

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest of certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases that aggregated approximately $747,000 as of September 30, 2010 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to satisfy the amounts due on the respective equipment notes or the leases resulting in an obligation to the Company.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009. During the nine month period ended September 30, 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of a reduction in this loss contingency of $32,000. As of September 30, 2010 and December 31, 2009, there is a remaining liability balance of $249,000 and $402,000, respectively, which is included in accrued expenses and other liabilities related to these guarantees.

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

(18)

Business and Credit Concentrations

For the nine months ended September 30, 2010 and 2009, two vendors in aggregate, accounted for approximately 32% and 41%, respectively, of total purchases related to continuing operations, and no single vendor accounted for more than 23% of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 29% and 27% of the Company’s net sales from continuing operations for the nine month periods ended September 30, 2010 and 2009, respectively. In addition, this customer’s accounts receivable represented 29% and 23% of total accounts receivable at September 30, 2010 and December 31, 2009, respectively.

(19)

Related Party Transactions

We paid legal fees of $105,000 and $37,000 for the nine and three months ended September 30, 2010, as compared to $95,000 and $43,000, respectively, for the same periods in 2009, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $19,000 and $9,000 at September 30, 2010 and December 31, 2009, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation was $127,000 at December 31, 2008, and was fully distributed to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors is an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. Just-Rite purchased $156,000 and $0 in material from this company during the nine and three month periods ended September 30, 2009. Premix had sales of $43,000 and $23,000 to this company during the nine and three months ended September 30, 2010, compared to sales of $26,000 and $4,000, respectively, for the same periods in 2009.

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

As discussed in Notes 5 and 7 to the consolidated financial statements, Just-Rite transferred all of its assets to the Assignee, including its accounts receivable, and we discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables, net of allowance for doubtful accounts, are included in “current assets held for sale by assignee” in our accompanying consolidated balance sheets.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets which relate primarily to net operating loss carryforwards, will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against these net deferred tax assets as of September 30, 2010 and December 31, 2009. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

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

We have experienced three consecutive years of operating losses and reductions in sales. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, for the twelve months ended December 31, 2009, building permits for the construction of new residential units in Florida decreased 41.3% compared to the same period in 2008. However, building permits for the construction of new residential units in Florida increased 15% for the nine months ended September 30, 2010 as compared to the same period in 2009. This is the first indication that construction activity in the residential market may begin to improve in Florida from the existing low levels of construction. Florida is our largest market, representing the majority of our consolidated net sales for the first six months of 2010.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 19, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the nine and three months ended September 30, 2010 have been prepared under the assumption that we will continue as a going concern. We have and are taking several steps that management hopes will be sufficient to allow us to continue as a going concern as described in Note 3 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations and Closed Facilities

(a)

Discontinued Operations

Until June 11, 2009, our wholly owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”), was engaged in the distribution of building materials to builders, contractors and sub-contractors in the Southeastern United States.  Just-Rite formerly sold gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by Premix. Prior to the discontinuance of its operations, Just-Rite accounted for approximately 57.2% and 35.5% of our consolidated net sales for the nine and three month periods ended September 30, 2009, including Premix products sold through Just-Rite.

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

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, and ceased operations. The Assignee is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the nine and three month periods ended September 30, 2010 and 2009 and all Just-Rite assets and liabilities are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee” and “Liabilities related to assets held or sale by assignee”.

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

(b)

Sale of Just-Rite Distribution Facility (Discontinued Operations)

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included as part of the loss from discontinued operations in the accompanying consolidated statement of operations for the nine month period ended September 30, 2010.

In February 2009, Just-Rite sold certain real property in Gulfport, Mississippi to the Mississippi Department of Transportation for net proceeds of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel, which is reflected in loss from discontinued operations in the accompanying consolidated statement of operations for the nine month period ended September 30, 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

Results of Operations

Nine and Three Months Ended September 30, 2010 compared to 2009

Net sales decreased approximately $399,000 and $289,000 for the nine and three months ended September 30, 2010, or 5.8% and 13.2%, respectively, compared to the same periods in 2009. The decrease in net sales was primarily due to the continued slowdown in the residential and commercial construction markets in our principal trade areas and reduced demand for our products.

Gross margin as a percentage of net sales was approximately 28.3% and 26.8%, for the nine and three months ended September 30, 2010, compared to 30.3% and 33.5%, respectively, for the same periods in 2009. The decrease in gross margin during 2010 compared to the same periods in the previous year was primarily due to fixed plant overhead costs being allocated over lower production volume, and additional labor costs associated with repairs and renovations made to our manufacturing operations.  The future impact of pricing pressures on gross margins resulting from intense competition for the sale of products because of limited product demand due to industry conditions cannot be predicted. To date we have been able to offset a portion of the effect of pricing concessions with lower raw material costs.

Selling, general and administrative (“SG&A”) expenses decreased $320,000 and $190,000, respectively, for the nine and three months ended September 30, 2010, compared to the same periods in 2009. SG&A expenses as a percent of net sales for the nine months and three months ended September 30, 2010 was 41.3% and 41.6%, compared to 43.5% and 44.8% for the same periods in 2009. The decrease in SG&A expenses for the nine months ended September 30, 2010 was primarily attributable to a decrease in payroll and related costs of $236,000 (resulting from headcount reductions in the latter part of 2009), a decrease in discretionary advertising costs of $49,000, a decrease in insurance expense of $47,000, and reductions in other variable costs related to decreased sales volume.  The decrease in SG&A expenses for the third quarter ended September 30, 2010 was due primarily to a decrease in payroll and related costs of $90,000 (resulting from headcount reductions in the latter part of 2009) and reductions in other variable costs related to decreased sales volume.

During the nine months ended September 30, 2009, we recorded a loss contingency of $627,000 related to Imperial’s guarantees of certain Just-Rite debt (see Note 16(b)). During the first quarter of 2010, we received a demand payment notice from a lender for settlement of related obligations, resulting in an additional $42,000 of loss contingency expense during the quarter. During the second quarter of 2010, the Company negotiated a reduced settlement with the same lender, resulting in a reduction of $74,000 in the loss contingency.

Interest expense amounted to $109,000 and $38,000 during the nine and three months ended September 30, 2010, compared to $107,000 and $44,000 during the same periods in 2009.  Interest expense includes rental payments related to a sale-leaseback transaction recorded in 2008 for our Winter Springs, Florida manufacturing facility.

During the nine months ended September 30, 2009, we recognized a $193,000 gain on settlement of litigation against DFH’s former insurance carrier.

As a result of the above factors, we had a loss from continuing operations of $921,000 and $321,000, or $0.36 and $0.13 per diluted share, respectively, for the nine and three months ended September 30, 2010 compared to a loss from continuing operations of $1,440,000 and $274,000, or $0.57 and $0.11 per diluted share, respectively, for the same periods in 2009.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 5 to the consolidated financial statements. We had closed certain Just-Rite distribution facilities in prior years. The Just-Rite distribution operations are accounted for as discontinued operations for the nine and three month periods ended September 30, 2010 and 2009. Net revenues from the discontinued operations in the nine months and third quarter ended 2009 were $10,434,000 and $1,232,000. Just-Rite did not have any revenues during the nine months and third quarter of 2010. We had losses from discontinued operations of $537,000 and $177,000, or $0.21 and $0.07 per diluted share, respectively, for the nine and three months ended September 30, 2010, compared to losses from discontinued operations of $2,798,000 and $1,530,000, or $1.10 and $0.60 per diluted share, respectively, for the same periods in 2009.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Liquidity and Capital Resources

At Septemebr 30, 2010, we had a working capital deficit of $2,900,000, compared to a working capital deficit of $2,458,000 at December 31, 2009. Current liabilities related to assets held for sale by assignee decreased from $5,581,000 as of December 31, 2009 to $4,897,000 as of September 30, 2010. The reduction in these liabilities resulted primarily from (i) the sale of Just-Rite’s real property in Tampa, Florida, the proceeds of which were partially used to pay off related mortgage notes by approximately $348,000, and (ii) a decrease in Just-Rite’s note payable obligations by approximately $327,000 resulting from the settlement and release from obligations under notes payable on certain personal property and equipment. Cash and cash equivalents increased to $1,639,000 as of September 30, 2010, compared to $523,000 as of December 31, 2009, resulting primarily from the receipt of an income tax refund described below, providing immediate liquidity to the Company. In May 2010, in connection with the termination of the Forbearance Agreement, a $100,000 restricted certificate of deposit was released by the Lender, becoming immediately available for Company operations. The certificate of deposit was terminated and converted to cash in July 2010.

Net cash provided by operating activities was $1,070,000 and $2,631,000 in the first nine months of 2010 and 2009, respectively. Net cash provided by operating activities relating to the disposal of Just-Rite assets was $459,000 during the 2010 period, compared to $3,144,000 during the 2009 period. Cash received from an income tax refund was $1,610,000 in the 2010 period, compared to cash received from an income tax refund of $1,044,000 in the 2009 period.

Net cash provided by investing activities was $437,000 in the first nine months of 2010 compared to $1,005,000 in 2009. During the 2010 period, Just-Rite received proceeds of $554,000 from the sale of real property in Tampa, Florida. During the 2009 period, Just-Rite received proceeds of $1,029,000 from the sale of real and personal property and equipment.

Net cash used in financing activities was $391,000 and $3,262,000 in the first nine months of 2010 and 2009, respectively. Repayments of long-term debt were $411,000 in 2010 (including Just-Rite mortgage note payments by the Assignee related to the Tampa real property sale as described in working capital discussion above), compared to $661,000 in 2009, and there was a net reduction in the Line of Credit of $80,000 in 2010 compared to a net reduction in the line of credit of $2,595,000 in 2009. Borrowing and repayment activity under the line of credit significantly declined in conjunction with the Just-Rite Assignment. On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit. We no longer have a line of credit.

Future Commitments and Funding Sources

On November 6, 2009, the “Worker, Homeownership and Business Assistance Act of 2009” was signed into law. The new law extended the time-frame for certain companies to carry-back net operating losses (“NOL”) from 2 years to 5 years. As a result, we elected to carry-back our 2009 NOL to claim a refund of Federal taxes paid. As of December 31, 2009, we had $1,610,000 of income tax receivable, of which we filed for a refund with the Internal Revenue Service. In April 2010, we received the payment of the income tax receivable amounting to $1,610,000. At present, we cannot carry back any of our losses to claim any additional Federal taxes paid.

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

Collections of accounts receivable of Just-Rite, included in Assets held for sale by assignee, significantly worsened through 2009 and 2010 primarily due to the financial difficulties our former Just-Rite customers were experiencing because of the deteriorating condition in the residential and commercial construction industry and the overall condition of the economy and the financial markets in the United States. The Assignee continues to experience difficulty collecting the Just-Rite receivables transferred to him on June 11, 2009 related to former customers of Just-Rite’s closed facilities. As a result, all of Just-Rite’s accounts receivable has been fully reserved as of September 30, 2010.

At September 30, 2010, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying consolidated balance sheet was $1,067,000 and $4,897,000, respectively, associated with the Just-Rite discontinued operations. During the year ended 2009 and to a lesser extent during the nine months ended September 30, 2010, our stockholders’ equity was significantly impacted by Just-Rite’s losses (classified as loss from discontinued operations). Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value. As of September 30, 2010, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying consolidated balance sheet was $3,830,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

We presently are focusing our efforts on increasing Premix sales through geographic expansion, obtaining new product offerings, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives. We believe capital expenditures during the next twelve months could approximate up to $350,000 and will be funded primarily by our cash balances.

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

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past several years. As a result, the Company has incurred losses from continuing operations for the nine and three months ended September 30, 2010, and the years ended December 31, 2009, 2008 and 2007. Our independent registered public accounting firm issued its report dated March 19, 2010, in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

•

Reduction of compensation for senior management and other employees in 2009. In addition, we made personnel reductions in our continuing operations in 2009.  These reductions continue to impact results in 2010.

•

Consolidation of our manufacturing operations in 2009 by shifting a portion of the manufacturing in Pompano Beach, Florida to Winter Springs, Florida. Also, we consolidated our corporate office into the distribution center in Pompano Beach to reduce costs. Furthermore, we are continuing to evaluate and implement additional cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital. We are also investigating establishing arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales, as well as seeking new product offerings to expand our product lines.

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we continue to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s continued unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

Recent Accounting Pronouncements

In February 2010, we adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The implementation of this standard did not have a significant impact on our financial condition, results of operations or cash flows.

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See Notes to Consolidated Financial Statements, Note 16 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1A of each of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2010 and June 30, 2010, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in this Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.

Exhibits

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
3.5	Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2007, Exhibit 3.5).
10.1	Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)
10.2	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2007).
10.3

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

November 12, 2010