Form 10-K
period 2010-12-31
IMPERIAL INDUSTRIES INC
filed 2011-03-28
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) is: $1,207,700.

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 17, 2011 is 2,558,335.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page
PART I

Item 1.

Business

1

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Removed and Reserved

12

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

13

PART II

Item 6.

Selected Financial Data

13

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 8.

Financial Statements and Supplementary Data

21

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

45

Item 9A.

Controls and Procedures

45

Item 9B.

Other Information

45

PART III

Item 10.

Directors and Executive Officers of the Registrant

46

Item 11.

Executive Compensation

48

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

51

Item 13.

Certain Relationships and Related Transactions and Directors Independence

51

Item 14.

Principal Accounting Fees and Services

52

PART IV

Item 15.

Exhibits, Financial Statement Schedules

53

SIGNATURES

54

PART I

Item 1.

Business

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company,” “we,” “us,” and “our,” they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the ability to obtain and maintain adequate financing on terms satisfactory to the Company; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. See “Item 1A Risk Factors” for a more detailed discussion of some of the risks related to the Company and its business.

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

We are engaged in the manufacture and distribution of building materials through our wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”) to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products as well as products purchased from other manufacturers. Such products are sold to building materials dealers, contractors and others.

The Premix facilities primarily produce and distribute pool finish coatings, roof tile mortar, stucco and plaster products. Pool finish products are applied as coatings for in-ground swimming pools. Roof tile mortar is used to adhere cement roof tiles to the roof. Stucco products are applied as a finishing coat to exterior surfaces and plaster customarily is used to finish interiors of structures.

Our business is directly related to the level of activity in the new and renovation construction markets in the Southeast United States, principally Florida. Our products are used by developers, general contractors and subcontractors in the construction or renovation of residential, multi-family and commercial buildings and swimming pools. Demand for new construction is related to, among other things, population growth and job growth. Population growth, in turn, is principally a function of migration of new residents to our markets. When economic conditions reduce migration, demand for new construction would be expected to decrease. Construction activity is also affected by the size of the inventory of available housing units, mortgage interest rates, availability of financing and local government growth management policies. Our operations are directly related to the general economic conditions existing in the Southeastern United States, particularly Florida.

During the second quarter of 2006, residential construction demand began to be impacted by a number of adverse factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. Further, the significant decline in building permits in the Florida markets since 2006 indicates that future residential construction activity and demand for our products is expected to remain weak in such markets in 2011.

The challenging market conditions we faced in 2010 are continuing due generally to the following:

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

On June 11, 2009, our subsidiary, Just-Rite, entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates ( the “Assignee”). The Assignment was considered an event of default under our then existing Line of Credit with our lender, resulting in the execution of a Forbearance and Amendment Agreement (the Forbearance Agreement”) dated June 10, 2009 with our lender and subsequent amendments to the Forbearance Agreement (collectively the “Forbearance Agreement”).The Forbearance Agreement was terminated in 2010 following payment of all sums due under the Line of Credit.

In connection with the Assignment on June 11, 2009, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations, which ended June 11, 2009, are presented as discontinued operations for the years ended December 31, 2010 and 2009 and all Just-Rite assets and liabilities are considered held for sale and are reported on the financial statements as “assets held for sale by assignee” and “liabilities related to assets held for sale by assignee”.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors, or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value on the Company’s financial statements as “liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

Sales of Certain Assets

In February 2009, Just-Rite sold a parcel of real property in Gulfport, Mississippi, to the Mississippi Department of Transportation (“MDOT”), resulting in net cash proceeds to Just-Rite of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009. During the fourth quarter of 2009 the Assignee received $335,000 in reimbursement costs from MDOT for vacating its Gulfport facilities. The gain as well as the reimbursement amount received by the Assignee are reflected in loss from discontinued operations in the statements of operations for the year ended 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

In April 2010, Just-Rite sold its property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included as part of the loss from discontinued operations in the statement of operations for the year ended December 31, 2010.

Premix

Premix, together with its predecessors, has been in business for approximately 50 years. The names “Premix” and “Premix-Marbletite” are among the registered trademarks of Premix. We believe the trade names of our manufactured products represent a substantial benefit to us because of industry recognition and brand preference. Premix manufactures swimming pool finishes, roof tile mortar, stucco and plaster coatings. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials. The products are sold primarily to building materials distributors located primarily in Florida, and to a lesser extent, other states in the Southeastern United States.

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, the majority of all roof tile mortar sales have been to customers in South Florida. We have expanded and are continuing to expand our marketing efforts for this product to other areas of Florida and the Caribbean.

Premix sales to its discontinued subsidiary, Just-Rite, accounted for approximately 1.9% of its net sales for the year ended December 31, 2009 (through June 11, 2009). Such intercompany sales have been eliminated in consolidation.

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

Suppliers

The majority of Premix’s raw materials and products are purchased from approximately thirty seven suppliers. While five suppliers account for approximately 43% of Premix’s raw material purchases, Premix is not dependent on any one supplier for its requirements. Historically, equivalent materials have been available from other sources at similar prices. We have not experienced any raw material product shortages since the second quarter of 2006.

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

While our manufactured products have typically been sold to distributors, we focus our marketing efforts on the contractor/sub-contractor end user to create a brand preference for our manufactured products. One customer accounted for 29% and 26% of the Company’s net sales from continuing operations for 2010 and 2009, respectively. Another customer accounted for 14% of the Company’s net sales from continuing operations during 2010 (sales to this customer were less than 10% of total net sales during 2009). The majority of sales of our manufactured products are sold directly by Premix to non-affiliated building materials distributors.

We believe that the loss of any one independent distributor would not cause a material loss in sales of our manufactured products because the brand preference contractors and subcontractors generally have for our products cause the user to seek a distributor who carries our manufactured products. However, the loss of the above noted significant customers, or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business, financial condition and results of operations. We market our products to distributors through Company salespeople and outside sales representatives located throughout the Southeastern United States.

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

Environmental Matters

Our operations are subject to various federal, state and local environmental laws and regulations in the normal course of our business. Although we believe that our manufacturing, handling, consuming, selling and disposing of our raw materials and products are in accordance with current environmental regulations, future developments could require us to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with our operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2011 to comply with existing laws and regulations are also not expected to have a material effect on our financial position, results of operations or liquidity.

Employees

We had 25 full time employees at December 31, 2010. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

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

Item 1A.

Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

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

The markets we serve, principally the residential housing and commercial construction markets, are significantly affected by the movement of interest rates. Significantly higher interest rates or lack of available credit could weaken demand for construction activities, which could lower demand for the Company’s products. Other factors beyond our control may also impact demand for the Company’s products, including, but not limited to new housing starts, which are influenced by availability of financing, housing affordability, demographic trends, employment levels, unforeseen inflationary pressures and consumer confidence. Since our operations occur in limited geographic markets in the Southeast United States, our business is subject to the economic conditions in each such geographic market, particularly in the State of Florida. The continuing general economic downturn or localized downturns in the Florida market where we have operations had, and will continue to have a material adverse effect on our business, financial condition and operating results.

Beginning in the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. The significant decline in building permits continued in the Florida market through 2009, but increased 10.2% for the year ended December 31, 2010 as compared to 2009. This is a first indication that the construction industry may begin to improve in Florida from the existing low levels of construction. Florida is our largest market, representing the majority of consolidated net sales in 2010. Due to the existing low levels of construction activity and future residential construction activity, demand for our products is expected to remain weak during 2011 in this market. The depth and duration of the decline in construction activity cannot be predicted.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued its report dated March 28, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several responsive steps, as set forth in Note 2 to the accompanying consolidated financial statements appearing elsewhere in the Form 10-K, that management hopes will be sufficient to allow the Company to continue as a going concern and to improve our operating results and financial condition. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We remain liable for certain obligations of Just-Rite associated with our guarantee of obligations related to specific underlying assets used in Just-Rite’s former operations. To the extent the proceeds derived from the sale of such collateralized assets of Just-Rite are less than those guaranteed obligations, we will be responsible for the short-fall. Such amount of these potential obligations cannot be determined until the assets are sold by the Assignee and the amount of deficiencies remaining to satisfy these obligations arising after said sale, if any, are known. During 2009, we established a loss contingency estimate of $529,000, of which, after settlement payments were made for certain of the obligations during 2009 and 2010, $221,000 remains in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2010. The accrued loss contingency will continue to be adjusted in future periods as more current information is obtained.

The loss of any of our largest customers could have a material adverse effect on our business, financial condition and results of operations.

One customer accounted for 29% and 26% of the Company’s net sales from continuing operations for 2010 and 2009, respectively. This customer’s accounts receivable represented 23% of total accounts receivable at December 31, 2010 and 2009, respectively. Another customer accounted for 14% of the Company’s net sales from continuing operations during 2010 (sales to this customer were less than 10% of total net sales during 2009). This customer’s accounts receivable represented 17% of total accounts receivable at December 31, 2010. Although we expect these customers to remain for the foreseeable future, there can be no assurance that we will be able to retain them, or that we would be able to recruit additional key customers to replace the loss of these customers. The loss of these customers, or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business, financial condition and results of operations.

Our business has substantial fixed costs, and as a result, our operating income is sensitive to changes in net sales. Declines in net sales adversely affect operating results.

A significant portion of our expenses are fixed costs, which do not fluctuate with variations in net sales. A decline in net sales is expected to cause a greater proportional decline in operating results. A continuing reduction in net sales could have an unfavorable effect on future operating results due to the negative operating leverage.

We require a significant amount of liquidity to fund operations and meet cash requirements of capital expenditures.

We require a significant amount of liquidity to fund operations and capital expenditures. Our ability to fund our operations, capital expenditures and other corporate expenses, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive and other factors. Also, we are guarantors of certain Just-Rite obligations collateralized by assets being sold in the liquidation of that business through the Assignment process. To the extent the proceeds realized from the assets sold are less than the amount of the guaranteed obligations, it will result in our obligations. At this date, it is uncertain what the amount of any remaining obligation will be after the sale of those collateralized assets. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in amounts sufficient to fund our needs.

Any curtailment of operations, or reduction or delay in planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to raise additional equity capital, or obtain additional financing on commercially acceptable terms or at all.

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

Our subsidiary, Premix, is a defendant (together with our parent Company in certain claims), together with non-affiliated parties, in twenty one claims which allege bodily injury due to exposure to asbestos in products manufactured in excess of thirty (30) years ago. We believe we currently have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention. However, losses and expenses in excess of insurance coverage for the EIFS and asbestos product liability claims, as well as any uninsured lawsuits for EIFS product claims, in the future, could have a material adverse effect on our operating results and financial condition.

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

Our operations are working capital intensive, and our levels of inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through purchasing policies and accounts receivable through our customer credit and collection policies. The large majority of our net sales are credit sales through open unsecured accounts with our customers. Our customers’ ability to pay depend, among other things, on the economic strength of the construction industry and regional economies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

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

Implementation of our growth strategy has certain risks. If we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected.

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

Future disasters caused by earthquakes, hurricanes, floods, or other similar events could have a significant adverse effect on the general economic and market conditions in our markets, which in turn could have a material adverse effect on our financial condition. In addition, natural catastrophes may cause our operating results to fluctuate from time to time due to increased demand or interruption of operations.

Our Common Stock is subject to “Penny Stock” rules and these regulations may limit the liquidity of our Common Stock.

Our common stock was listed in the NASDAQ Capital Market until January 27, 2010. Since that date our shares have been quoted in the Over-the-Counter Bulletin Board, under the symbol, “IPII.OB”.

The SEC has promulgated rules governing the over the counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation of the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

Our certificate of incorporation, as amended, as well as Delaware law applicable to our company contain provisions which may delay or prevent other companies from completing transactions in which shareholders may receive a substantial premium for their shares over then-prevailing market prices. These provisions may also limit shareholders’ ability to approve transactions they may otherwise believe are in their best interests. For example, our Board of Directors is divided into three classes of directors and as such is elected for staggered three-year terms. Normally this would make it difficult for another company to succeed in proxy contests to obtain control of the Board. However, as we have not had an annual meeting of stockholders for the last two years, all of our directors, regardless of class, will be up for election at the next annual meeting. The certificate of incorporation also permits the Board of Directors to issue, at any time without shareholder approval, shares of preferred stock, with such terms it may determine in the Board’s discretion. These provisions and others could delay, prevent or allow the Board of Directors to resist an acquisition of our company, even if a majority of the shareholders favor such a transaction.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We conduct operations through our subsidiaries from two facilities located in Florida. The remaining Just-Rite distribution facilities were closed in 2009 and 2008. The location and size of our current facilities and the principal nature of the operations in which such facilities are used, are as follows:

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

The leased properties are currently leased from unaffiliated third parties. In the event that the Company is unable to renew the above leases on acceptable terms, management believes there are other available facilities at each location and the cost of moving is not material other than the location for our manufacturing facility in Winter Springs, Florida which, as noted above, expires October 31, 2013 and contains lease purchase and renewal options.

Management believes that our facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

Item 3.

Legal Proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties in twenty two claims (twelve of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers have been and continue to provide a defense to Premix and the Company under a reservation of rights in all of the asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in

Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier sought a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. The carrier also asserted a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on our behalf in prior asbestos claims. We believe that we had meritorious defenses to these claims, and filed a counterclaim against the carrier for breach of contract, and also asserted claims for damages and attorneys’ fees as a result of the carriers’ unlawful denial of coverage. In December of 2010, Premix, Imperial and this carrier resolved their dispute, with the carrier paying a settlement to Premix and Imperial. As part of the settlement, there is no longer additional coverage under the disputed policy. During the first quarter of 2011, we resolved a dispute with another carrier regarding primary-layer insurance coverage, which also resulted in this carrier paying a settlement to Premix and Imperial. Notwithstanding the foregoing, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, is a defendant in one lawsuit in Florida. This case was brought by a condominium association claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”). Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in this case. This claim is not subject to any SIR.

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

Non-EIFS Stucco Litigation

Our subsidiary Premix is a defendant in one lawsuit brought by a subcontractor who applied Premix’s stucco product to a condominium in Bay County, Florida. The condominium association brought suit against the general contractor (who in turn sued the subcontractor that is suing Premix) alleging certain construction defects to the property. This claim is subject to a $10,000 non-EIFS SIR, and the Company’s insurance carrier has confirmed that it will assume the defense of the claim, under a reservation of rights, once the $10,000 SIR has been exhausted.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation, there can be no assurance that the ultimate resolution of such litigation would not have a material adverse effect.

Item 4.

Removed and Reserved

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the NASDAQ Capital Market under the symbol “IPII” until January 27, 2010. Since that date, our common stock has been quoted on the Over-the-Counter Bulletin Board. The following table sets forth the high and low sales price per share for the common stock for each quarter during 2010 and 2009. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal 2010	High	Low

First Quarter	$0.96	$0.25
Second Quarter	0.59	0.27
Third Quarter	0.55	0.21
Fourth Quarter	0.49	0.21

Fiscal 2009	High	Low

First Quarter	$0.86	$0.21
Second Quarter	1.20	0.36
Third Quarter	3.69	0.35
Fourth Quarter	1.49	0.60

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any dividends in the foreseeable future. On March 17, 2011, the Common Stock was held by 1,452 stockholders of record.

As of March 17, 2011, the closing price of the Common Stock quoted on the Over-the-Counter Bulletin Board was $0.72 per share.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the year ended December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2010 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
2006 Stock Award and Incentive Plan	112,125	$0.52	105,241
Equity compensation plans not approved by security holders	––	––	––
Total	112,125	$0.52	105,241

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

We have experienced four consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, building permits for the construction of new residential units in Florida increased 10.2% for the twelve months ended December 31, 2010 as compared to the same period in 2009, after decreasing 41.3% in 2009 as compared to 2008. This is a first indication that construction activity in the residential market may begin to improve in Florida from the existing low levels of construction. Florida is our largest market, representing the majority of our consolidated net sales in 2010.

We operate in the residential and commercial construction industry which is down sharply over the last three years. In addition, the current credit condition and mortgage industry in the United States is expected to further negatively impact the condition of our industry for an extended period of time. As a result, our current business environment is depressed and we expect general construction activity to continue to be slow for the foreseeable future. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 28, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31 2010 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several steps that management hopes will be sufficient to allow the Company to continue as a going concern as described in Note 2 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-K. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense at the end of each reporting period. The allowance for doubtful accounts is based on an analysis of the aging of accounts receivables, collateral, if any, securing the amount due, the subsequent collections of the receivables, the current financial condition of the customers with aged receivables, including credit terms offered (most invoices are due within 30 days of shipment) payment history, purchase history, direct communication, and other factors that include changes in (1) general business conditions, such as competitive conditions in the market, and (2) the economic condition of the residential and commercial construction industry. The aging of accounts receivable is based on the number of days an invoice is past due and invoices in the same past due ranges are aggregated. At the end of each fiscal quarter, we identify all customers with significant invoices more than 60 days past due. For each customer, we then evaluate each of the factors noted above to arrive at a specific reserve. We then consider historical bad debt rates to arrive at a reserve for receivables not over 60 days past due. The aggregate of the specific reserve for over 60 days past due receivables and the reserve for the receivables not yet over 60 days past due represents our allowance for doubtful accounts as of the end of the reporting period. Additionally, at the end of each reporting period, we analyze the historical trend of various ratios including charges to bad debt expense compared to net sales, bad debt write-offs to net sales and the balance of the allowance for doubtful accounts to net sales to determine whether the calculated allowance appears adequate. The primary assumption we use for determining our allowance for doubtful accounts is the historical rate of bad debt write offs as a percentage of sales.

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

As discussed in Notes 3 and 5 to the consolidated financial statements, we transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivable, net of allowance for doubtful accounts, are included in “current assets held for sale by assignee” in our accompanying consolidated balance sheets. As of December 31, 2010, the remaining balance in accounts receivable has been fully reserved due to substantial uncertainty regarding collectability.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2010. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

Results of Operations

Year Ended December 31, 2010 compared to 2009

Net sales decreased approximately $406,000, or 4.7%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in sales was principally due to the continued slowdown in the residential and commercial construction markets in our principal trade areas and reduced demand for our products.

Gross profit on sales was $2,589,000 and $2,457,000 during the years ended December 31, 2010 and 2009, respectively. Gross margin as a percentage of net sales in 2010 increased to 31.5%, as compared to 28.5%, for 2009. The increase in gross margin was primarily due to a higher margin in manufactured products due to lower raw material costs from certain vendors associated with the reduced demand for products prevalent throughout the construction industry. However, we expect to experience continued lower levels of demand for our products and intense competitive conditions arising from the decline in construction activity and overall state of the economy. Subsequently, our competitors having excess capacity may cause pressure on our gross margins for the foreseeable future. To date we have been able to off-set the effect of customer pricing concessions with lower raw material costs.

Selling, general and administrative (“SG&A”) expenses decreased approximately $225,000, or 5.9%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in SG&A expenses for 2010 was primarily attributable to a decrease in payroll and related costs of $122,000 due to a reduction in personnel and salary levels which occurred throughout 2009, and reduced depreciation expense ($91,000 in 2010 versus $159,000 in 2009) resulting from certain property and equipment becoming fully depreciated during 2010. SG&A expenses as a percent of net sales was 43.4% and 43.9% for the years ended December 31, 2010 and 2009, respectively.

In connection with the discontinuance of our Just-Rite operations and transfer of Just-Rite assets to the Assignee on June 11, 2009, we recognized a loss contingency expense of $529,000 in 2009. The loss contingency expense relates to our guarantee of certain Just-Rite obligations transferred to the Assignee which may remain outstanding after the liquidation of the underlying collateralized assets. During the first quarter of 2010, we received a demand payment notice from a lender for settlement of related obligations, resulting in an additional $42,000 of loss contingency expense during the quarter. During the second quarter of 2010, the Company negotiated a reduced settlement with the same lender, resulting in a reduction of $74,000 in the loss contingency. The cumulative impact of the 2010 adjustments was a net recovery in loss contingency of $32,000. See Note 16(b) of notes to consolidated financial statements for further discussion.

We had an operating loss of $948,000 and $1,866,000 during the years ended December 31, 2010 and 2009, respectively. Several factors resulting in a decrease in pretax loss from continuing operations during 2010 are discussed above.

Interest expense amounted to $141,000 and $115,000 during the years ended December 31, 2010 and 2009, respectively. Interest expense includes rental payments related to a sale-leaseback transaction recorded in 2008 for our Winter Springs, Florida manufacturing facility.

During the nine months ended September 30, 2009, we recognized a $193,000 gain on settlement of litigation against DFH’s former insurance carrier.

During the fourth quarter of December 31, 2010, we recognized a $500,000 gain on settlement of litigation against a former insurance carrier relating to policy coverage issues in prior policy years. See Item 3 – Legal Proceedings.

As a result of the above factors, we had a net loss from continuing operations of $596,000, or $0.23 per diluted share, for the year ended December 31, 2010 compared to $1,188,000, or $0.47 per diluted share, for the same period in 2009.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 3 of Notes to the Consolidated Financial Statements. We had closed certain Just-Rite distribution facilities in prior years. The Just-Rite distribution operations are accounted for as discontinued operations for the years ended December 2010 and 2009. Net revenues from the discontinued operations were $10,550,000 during the year ended December 31, 2009.  Just-Rite did not have any revenues during the year ended December 31, 2010. We had losses from discontinued operations of $638,000 and $4,115,000, or $0.25 and $1.62 per diluted share, for the years ended December 31, 2010 and 2009, respectively.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Liquidity and Capital Resources

At December 31, 2010, we had a working capital deficit of $2,560,000, compared to a working capital deficit of $2,458,000 at December 31, 2009. Current assets held for sale by assignee were $74,000 and $578,000 as of December 31, 2010 and 2009, respectively. Included in current assets held for sale by assignee were accounts receivable, net, of $67,000 and $549,000 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, Just-Rite fully reserved the remaining accounts receivable due to the substantial uncertainty regarding their collectability, except for specific accounts that were collected by the Assignee during the first quarter of 2011.

Current liabilities related to assets held for sale by assignee decreased from $5,581,000 as of December 31, 2009 to $4,988,000 as of December 31, 2010. The reduction in these liabilities resulted primarily from (i) the sale of Just-Rite’s real property in Tampa, Florida, the proceeds of which were partially used to pay off related mortgage notes by approximately $348,000, and (ii) a decrease in Just-Rite’s note payable obligations by approximately $327,000 resulting from the settlement and release from obligations under notes payable on certain personal property and equipment. Excluding the effects of the current assets and current liabilities of Just-Rite, we had working capital of $2,354,000 and $2,545,000 as of December 31, 2010 and 2009.

Cash and cash equivalents increased to $1,379,000 as of December 31, 2010, compared to $523,000 as of December 31, 2009, resulting primarily from the receipt of an income tax refund described below, providing immediate liquidity to the Company. In addition, included in other current assets at December 31, 2010 is $500,000 relating to an insurance settlement agreement entered into during the fourth quarter of 2010, of which actual payment was received in the first quarter of 2011. The settlement was reflected as litigation settlement in the accompanying consolidated statement of operations for the year ended December 31, 2010. In May 2010, in connection with the termination of the Forbearance Agreement, a $100,000 restricted certificate of deposit was released by the Lender, becoming immediately available for Company operations. The certificate of deposit was terminated and converted to cash in July 2010.

Net cash provided by operating activities was $814,000 and $2,689,000 during the years ended December 31, 2010 and 2009, respectively. Cash received from an income tax refund was $1,610,000 in the 2010 period, compared to cash received from an income tax refund of $1,044,000 in the 2009 period. As discussed above, during 2010 the Company recorded a receivable of $500,000 related to a litigation settlement. Cash provided by operating activities related to change in assets held for sale by assignee, offset by liabilities related to assets held for sale by assignee, was $588,000 during 2010, compared to $4,206,000 during 2009.

Net cash provided by investing activities was $435,000 and $900,000 during the years ended December 31, 2010 and 2009, respectively. During the 2010 period, Just-Rite received proceeds of $554,000 from the sale of real property in Tampa, Florida. During the 2009 period, Just-Rite received proceeds of $1,029,000 from the sale of real and personal property and equipment.

Net cash used in financing activities was $393,000 and $3,447,000 during the years ended December 31, 2010 and 2009, respectively. Repayments of long-term debt were $413,000 in 2010 (including Just-Rite mortgage note payments by the Assignee related to the Tampa real property sale as described above), compared to $591,000 in 2009, and there was a net reduction of our then outstanding line of credit of $80,000 in 2010 compared to a net reduction in the line of credit of $2,799,000 in 2009. Borrowing and repayment activity under the line of credit significantly declined in conjunction with the Just-Rite Assignment. On April 30, 2010, we fully repaid the outstanding principal balance due under the line of credit. We no longer have a line of credit.

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

Historically, our primary sources of cash were proceeds from sales to customers and a line of credit. As a result of the Assignment, on June 10, 2009, we executed the Forbearance Agreement to our then existing line of credit. The Forbearance Agreement and its five subsequent amendments effectively extended the line of credit until April 30, 2010, but significantly reduced borrowing availability. Under the Forbearance Agreement, the lender agreed to forbear from exercising any of its rights in response to the occurrence of certain events of default under the line of credit, subject to our compliance with certain requirements set forth in the terms of the Forbearance Agreement.

On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the line of credit, and the Forbearance Agreement was terminated effective May 11, 2010. We do not currently have a line of credit or other financing arrangement with a lender and believe we have sufficient cash on hand to meet our current operating needs without a line of credit.

Collections of accounts receivable of Just-Rite, included in Assets held for sale by assignee, significantly worsened through 2009 and 2010 primarily due to the financial difficulties our former Just-Rite customers were experiencing because of the deteriorating condition in the residential and commercial construction industry and the overall condition of the economy and the financial markets in the United States. The Assignee continues to experience difficulty collecting the remaining Just-Rite receivables transferred to the Assignee on June 11, 2009. As a result, all of Just-Rite’s accounts receivable have been fully reserved as of December 31, 2010, except for certain specific accounts which were collected by the Assignee during the first quarter of 2011.

At December 31, 2010, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying consolidated balance sheet was $1,057,000 and $4,988,000, respectively, associated with the Just-Rite discontinued operations. During the year ended 2009 and to a lesser extent during 2010, our stockholders’ equity was significantly impacted by Just-Rite’s losses (classified as loss from discontinued operations). Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value. As of December 31, 2010, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying consolidated balance sheet was $3,931,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

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

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claim against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 16(a) of Notes to Consolidated Financial Statements.

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past several years. As a result, the Company has incurred losses from continuing operations for the past four fiscal years. Our independent registered public accounting firm issued its report dated March 28, 2011, in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy our continuing obligations and realize our long term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide us with the ability to continue as a going concern, including the following:

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

•

Reduction of compensation for senior management and other employees in 2009. In addition, we made personnel reductions in our continuing operations in 2009. These reductions continued to impact results in 2010.

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

Financial Statements and Supplementary Data

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm –

Grant Thornton LLP

22

Consolidated Balance Sheets

23

Consolidated Statements of Operations

24

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

25

Consolidated Statements of Cash Flows

26

Notes to Consolidated Financial Statements

28

All schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the industry in which the Company is operating has been impacted by a number of factors and accordingly, the Company has experienced a significant reduction in its sales volume. In addition, for the year ended December 31, 2010, the Company has a loss from continuing operations of approximately $596,000. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 28, 2011

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,379,000	$523,000
Restricted cash	—	100,000
Trade accounts receivable, net	499,000	553,000
Inventories	967,000	938,000
Income tax receivable	—	1,610,000
Other current assets	543,000	105,000
Current assets held for sale by assignee	74,000	578,000
Total current assets	3,462,000	4,407,000

Property, plant and equipment, net	1,528,000	1,646,000
Assets held for sale by assignee	983,000	1,910,000
Other assets	144,000	147,000
Total assets	$6,117,000	$8,110,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$430,000	$616,000
Payable to former preferred stockholders	50,000	50,000
Accrued expenses and other liabilities	546,000	574,000
Current liabilities related to assets held for sale by assignee	4,988,000	5,581,000
Current portion of long-term debt	8,000	44,000
Total current liabilities	6,022,000	6,865,000

Long-term debt, less current maturities	23,000	4,000
Secured financing	1,119,000	1,126,000
Total liabilities	7,164,000	7,995,000
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2010 and 2009	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,558,335 issued and outstanding at December 31, 2010 and 2,550,460 issued and outstanding at December 31, 2009	26,000	25,000
Additional paid-in capital	14,933,000	14,862,000
Accumulated deficit	(16,006,000)	(14,772,000)
Total stockholders’ (deficit) equity	(1,047,000)	115,000
Total liabilities and stockholders’ (deficit) equity	$6,117,000	$8,110,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Net sales	$8,229,000	$8,635,000

Cost of sales	5,640,000	6,178,000

Gross profit	2,589,000	2,457,000

Selling, general and administrative expenses	3,569,000	3,794,000

Accrued (recovery) loss contingency	(32,000)	529,000

Operating loss	(948,000)	(1,866,000)

Other (expense) income:
Interest expense	(141,000)	(115,000)
Litigation settlement	500,000	193,000
Miscellaneous expense	(7,000)	(13,000)
	352,000	65,000
Loss from continuing operations before income tax benefit	(596,000)	(1,801,000)

Income tax benefit:
Current	—	613,000
Deferred	—	—
	—	613,000

Loss from continuing operations	(596,000)	(1,188,000)

Loss from discontinued operations, net of taxes	(638,000)	(4,115,000)

Net loss	$(1,234,000)	$(5,303,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.23)	$(0.47)
Loss from discontinued operations – basic and diluted	(0.25)	(1.62)
Net loss per share – basic and diluted	$(0.48)	$(2.09)

Weighted average shares outstanding – basic and diluted	2,551,129	2,536,121

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at December 31, 2008	2,533,085	$25,000	$14,850,000	$(9,469,000)	$5,406,000

Issuance of common stock	8,500	—	7,000	—	7,000

Restricted stock release	8,875	—	—	—	—

Fair value of restricted stock	—	—	5,000	—	5,000

Net loss	—	—	—	(5,303,000)	(5,303,000)

Balance at December 31, 2009	2,550,460	$25,000	$14,862,000	$(14,772,000)	$115,000

Issuance of and repricing of stock options	—	—	34,000	—	34,000

Restricted stock release	7,875	1,000	—	—	1,000

Fair value of restricted stock	—	—	37,000	—	37,000

Net loss	—	—	—	(1,234,000)	(1,234,000)

Balance at December 31, 2010	2,558,335	$26,000	$14,933,000	$(16,006,000)	$(1,047,000)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,234,000)	$(5,303,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	267,000	614,000
Amortization	3,000	18,000
Interest accretion on secured financing	(7,000)	(8,000)
Provision for doubtful accounts	124,000	1,468,000
(Recovery) provision for loss contingency	(32,000)	529,000
Gains on sales of fixed assets, net	—	(600,000)
Share-based compensation	71,000	5,000
Write down of assets held for sale by assignee	196,000	279,000
(Gain) loss on disposal of assets held for sale by assignee, net	(155,000)	1,864,000
Changes in operating assets and liabilities:
Trade accounts receivable	30,000	203,000
Inventories	(29,000)	198,000
Other current assets and income tax receivable	1,172,000	(603,000)
Other assets	—	262,000
Accounts payable	(184,000)	28,000
Accrued expenses and other liabilities	4,000	(216,000)
Deferred compensation	—	(255,000)
Assets held for sale by assignee	735,000	4,586,000
Liabilities related to assets held for sale by assignee	(147,000)	(380,000)
Net cash provided by operating activities	814,000	2,689,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(119,000)	(181,000)
Proceeds received from sale of property and equipment	554,000	1,081,000
Net cash provided by investing activities	435,000	900,000

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2010	2009
Cash flows from financing activities:
Proceeds from notes payable Line of Credit	2,810,000	21,290,000
Repayments of notes payable Line of Credit	(2,890,000)	(24,089,000)
Proceeds from exercise of stock options	—	7,000
Payment to former preferred stockholders	—	(6,000)
Repayment of long-term debt	(413,000)	(591,000)
(Increase) decrease in restricted cash	100,000	(58,000)
Net cash used in financing activities	(393,000)	(3,447,000)
Net increase in cash and cash equivalents	856,000	142,000
Cash and cash equivalents, beginning of year	523,000	381,000
Cash and cash equivalents, end of year	$1,379,000	$523,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$165,000	$288,000
Cash refunded during the year for income taxes	$(1,610,000)	$(1,044,000)
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$30,000	$—

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

(a)

Consolidation

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law and, as a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the December 31, 2010 and 2009 consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related consolidated statement of operations and cash flows includes all Just-Rite business activity for all periods presented and is reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(b)

Concentration of Credit Risk

We perform credit evaluations on customers prior to extending credit. Substantially all of our customers are affected by the current events in the construction industry. Trade accounts receivable are generally unsecured open accounts. The allowance for doubtful accounts is considered sufficient to absorb any losses which may arise from uncollectible accounts receivable. Concentration of trade accounts receivable is discussed further in Note 18.

We place our cash with commercial banks. At December 31, 2010 and 2009, we had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

(c)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is evaluated monthly and is based on the collectability of customer accounts and the aging of customer invoices. Many factors are considered in evaluating collectability including, but not limited to, payment history, current economic condition and an assessment of our lien and bond rights for certain jobs. We review our accounts receivable aging on a monthly basis to identify slow paying or problem customers. All related write-offs are charged to the allowance for doubtful accounts.

As discussed in Notes 3 and 5 to the consolidated financial statements, we transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience of collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the Assignment. The Just-Rite accounts receivables are included in “current assets held for sale by assignee” in our accompanying consolidated balance sheets.

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

(f)

Income taxes

We utilize the liability method for determining our income taxes. Under this method, deferred taxes and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled; valuation allowances are provided against deferred tax assets when our management determines it is more likely than not that the deferred tax asset will not be realized.

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

There are no unrecognized tax benefits during fiscal years 2010 or 2009. We are no longer subject to U.S Federal or State tax examinations by tax authorities for the years before 2007 for Federal taxes and for the years before 2005 for State taxes.

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties at December 31, 2010 and 2009.

(g)

Share-based compensation

We recognize stock based compensation expense using the fair value method. Accordingly, we recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. We use a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

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

(j)

Restricted cash

At December 31, 2009, restricted cash consisted of a certificate of deposit pledged as collateral for all obligations under our then existing line of credit. The Line of Credit was terminated effective May 11, 2010 as further discussed in Note 4, and the restricted cash was released to the Company.

(k)

Revenue recognition policy

We recognize revenue when the following four criteria are met.

•

Persuasive evidence of an arrangement exists;

•

Delivery has occurred or services have been rendered;

•

The seller’s price to the buyer is fixed or determinable; and

•

Collectability is reasonably assured.

Revenue is recognized net of discounts and allowances, at the point of sale or upon delivery to our customer’s site. For goods shipped by third party carriers, we recognize revenue upon shipment since the terms are FOB shipping point. We record sales taxes collected from customers on a net basis.

(l)

Use of estimates

Management uses estimates and assumptions relating to reporting assets and liabilities, the disclosure of contingent assets and liabilities, and the recording of revenues and expenses to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, inventory reserve, litigation reserves and asset impairment.

(m)

Fair value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under a line of credit and debt instruments included in other long-term debt. At December 31, 2010 and 2009, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Our debt obligations consist of promissory notes and a credit facility (the credit facility was terminated effective May 11, 2010 as discussed in Note 4) which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and our difficulty obtaining similar financing, we are unable, as of December 31, 2010 and 2009, to determine the fair value of our debt.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(1)

The Company and Summary of Significant Accounting Policies – (Continued)

(n)

Advertising and Promotional Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $9,000 and $18,000 for the years ended December 31, 2010 and 2009, and is included in selling, general and administrative expenses.

(o)

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling fees charged to customers are recorded in revenue. Shipping and handling costs, included in selling, general and administrative expenses, were $655,000 and $503,000 for the years ended December 31, 2010 and 2009, respectively.

(p)

Segment Reporting

For the years ended December 31, 2010 and 2009, management has determined that we operated in a single operating segment, manufacturing and distribution of building materials.

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

(r)

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model. As of December 31, 2010 and 2009, an impairment analysis of the long-lived assets associated with our continuing operations was performed which resulted in no impairment charge.

(s)

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

Product warranty accrual activity for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009
Beginning balance	$40,000	$41,000
Warranty provision	68,000	20,000
Warranty payments	(32,000)	(21,000)
Ending balance	$76,000	$40,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(2)

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past three years. As a result, the Company has incurred losses for the years ended December 31, 2010 and December 31, 2009. Our independent registered public accounting firm issued its report dated March 28, 2011, in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy our continuing obligations and realize our long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

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

•

Reduction of compensation for senior management and other employees in 2009. In addition, we made personnel reductions in our continuing operations in 2009. These reductions continued to impact results in 2010.

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

Based upon the steps outlined above being successful, we believe our cash on hand arising from the receipt of our tax refund in the second quarter of 2010 and litigation settlements collected in 2011 discussed in Notes 16(a) and 20 will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we continue to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, that cash on-hand and additional cash received in the first quarter of 2011 from litigation settlements will provide sufficient cash to fund continuing operations, or that new financing will be available or that we could obtain any such financing on terms suitable to us. The extent of the construction industry’s continued unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(3)

Assignment for the Benefit of Creditors

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We no longer operate any of the assets or the business of Just-Rite from the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the years ended December 31, 2010 and 2009 and all Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value in our consolidated financial statements as “Liabilities related to assets held for sale by assignee”.

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

(5)

Discontinued Operations

Effective with the Assignment, we discontinued all of Just-Rite’s operations. The Assignee is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with the Just-Rite assets for the year ended December 31, 2010 and from June 12, 2009 through December 31, 2009 were primarily generated from collections of Just-Rite’s accounts receivable and the dispositions of certain property, plant and equipment and inventory. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the years ended December 31, 2010 and 2009.

Revenue, pretax loss, tax benefit, net and net loss from Just-Rite is reported as discontinued operations for the years ended December 31, 2010 and 2009 and is summarized as follows:

	2010	2009

Revenue	$—	$10,550,000
Pretax loss	$638,000	$5,077,000
Tax benefit, net	$—	$(962,000)
Loss from discontinued operations, net of taxes	$638,000	$4,115,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(5)

Discontinued Operations – (Continued)

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows at December 31:

	2010	2009

Cash and cash equivalents	$7,000	$29,000
Accounts receivable, net of allowance for doubtful accounts of $2,429,000 and $2,677,000 as of December 31, 2010 and 2009, respectively	67,000	549,000
Total current assets held for sale by assignee	74,000	578,000

Property, plant and equipment, at cost, net of accumulated depreciation of $499,000 and $1,013,000 at December 31, 2010 and 2009, respectively	943,000	1,827,000
Other assets	40,000	83,000
Total non-current assets held for sale by assignee	983,000	1,910,000
Total assets held for sale by assignee	$1,057,000	$2,488,000

Accounts payable and accrued expenses	4,346,000	4,165,000
Notes payable – Line of Credit	—	80,000
Current portion of long term debt	642,000	1,336,000
Total current liabilities related to assets held for sale by assignee	$4,988,000	$5,581,000

The Just-Rite assets are recorded at the lower of cost or market. The Assignee assisted our management in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the commencement of the Assignment. As of December 31, 2010, the remaining balance in accounts receivable has been fully reserved due to substantial uncertainty regarding collectability, except for $67,000 related to specific accounts which were collected by the Assignee during the first quarter of 2011. Just-Rite incurred bad debt expense of $55,000 and $1,131,000 during the years ended December 31, 2010 and 2009, respectively, in connection with the Assignee’s collection efforts and allowance for doubtful accounts adjustments. Inventories, which amounted to $2,451,000 as of the date of the Assignment, were liquidated by the Assignee for a total of $1,140,000 at various dates through December 31, 2009, resulting in a loss of $1,311,000 during the year ended December 31, 2009. There were no inventories remaining as of December 31, 2009. Certain other miscellaneous receivables and other current assets were fully reserved or written off as of December 31, 2009, resulting in losses of $279,000 during the year ended December 31, 2009. During the year ended December 31, 2010, certain other long-term assets amounting to $38,000 were written off. Just-Rite incurred operating charges of $230,000 and $790,000 during the years ended December 31, 2010 and 2009, respectively, resulting from the Assignee’s efforts to liquidate assets.

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2010. In June 2010, Just-Rite entered into a sale agreement to sell its real property located in Jacksonville, Florida for $600,000 in gross proceeds. The sale was subject to certain contingencies, including receipt of a satisfactory environmental report. Just-Rite recorded a charge of $95,000 in June 2010, included in loss from discontinued operations, to reduce the carrying value of the real property to its net realizable value based on the estimated net cash proceeds to be received from the pending sale. During the first quarter of 2011, the proposed sale was terminated. During the year ended December 31, 2010, Just-Rite recorded charges of $63,000 to write down certain other property, plant and equipment to net realizable value, and recorded charges of $75,000 relating to certain other disposals of property, plant, and equipment. Certain property, plant and equipment with a net book value of $742,000 were liquidated by the Assignee for $189,000 at various dates through December 31, 2009, resulting in a loss of $553,000.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(5)

Discontinued Operations – (Continued)

In February 2009, Just-Rite sold a parcel of real property in Gulfport, Mississippi, to the Mississippi Department of Transportation (“MDOT”), resulting in net cash proceeds to Just-Rite of $865,000. Just-Rite realized a gain of $573,000 from the sale of this parcel in the first quarter of 2009. During the fourth quarter of 2009 the Assignee received $335,000 in reimbursement costs from MDOT for vacating its Gulfport facilities. The gain as well as the reimbursement amount received by the Assignee are reflected in loss from discontinued operations in the statements of operations for the year ended 2009. All of the remaining Gulfport assets were transferred to the Assignee on June 11, 2009.

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets and the related debt, continue to be recorded in our balance sheets as of December 31, 2010 and 2009, and are recorded in Assets held for sale by assignee and Liabilities related to assets held for sale by assignee, respectively, since such lenders have not yet transferred title from Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of December 31, 2010 and 2009 was $397,000 and $717,000, respectively. See Note 16(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

At December 31, 2009, Notes payable – line of credit, represented amounts outstanding under our then existing line of credit. The line of credit was collateralized by accounts receivable and inventory of Premix and Just-Rite. However, accounts receivable and inventory of Just-Rite were not considered eligible collateral for the purpose of determining available borrowing. The line of credit bore interest at a variable rate based on Libor, subject to a minimum of 1.5%, plus the applicable margin (7.5% at December 31, 2009). At December 31, 2009, the outstanding balance on the line of credit was $80,000. The Forbearance Agreement and the line of credit expired as of April 30, 2010. On April 30, 2010, the outstanding principal balance under the line of credit was paid in full and the Forbearance Agreement with the Lender was terminated effective May 11, 2010.

Long-term debt owed by Just-Rite represents (i) amounts outstanding under various mortgage and equipment notes payable totaling $516,000 and $1,210,000 at December 31, 2010 and 2009, respectively, at various interest rates ranging from 6.87% to 8.0% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at December 31, 2010 and 2009, respectively, at various rates ranging from 7.75% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities.

As of December 31, 2010, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of December 31, 2010 and 2009 are accrued closure costs of $878,000 and $703,000, respectively, representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s liabilities continue to be recorded at full historical value. As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

(6)

Sale-Leaseback of Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sale-leaseback agreement for the gross sales price of $1,290,000. The Company generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, the Company entered into a five year lease for this property. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period. The purchase price under the repurchase option includes adjustments based on increases in CPI, as well as a monthly credit of $621, from

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(6)

Sale-Leaseback of Manufacturing Facility – (Continued)

commencement date through closing of the option. Since we have an option to repurchase the property, the sale has been treated as a financing and the net sales proceeds of $1,134,000 was recorded as secured financing as of the date of the transaction, with adjustments to be recorded from period to period relating to the purchase price adjustments as noted above (offset to interest expense). The secured financing amount recorded was $1,119,000 and $1,126,000 as of December 31, 2010 and 2009, respectively, and will remain as a long-term obligation until the lease expires or the option to purchase is exercised. As a result, the property will remain an asset and will continue to be depreciated for financial statement purposes. The net book value of the property as of December 31, 2010 and 2009 is $100,000 and $105,000, respectively.

(7)

Trade Accounts Receivables

Trade accounts receivable consisted of the following at December 31:

	2010	2009
Accounts receivable, gross	$541,000	$596,000
Allowance for doubtful accounts	(42,000)	(43,000)
	$499,000	$553,000

(8)

Inventories

Inventories consisted of the following at December 31:

	2010	2009
Raw materials	$428,000	$364,000
Finished goods	435,000	417,000
Packaging materials	145,000	185,000
Gross inventory	1,008,000	966,000
Provision for obsolete and slow moving inventory	(41,000)	(28,000)
	$967,000	$938,000

(9)

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2010	2009	Estimated useful life (years)
Land	$1,000	$1,000	—
Buildings and leasehold improvements	556,000	546,000	5 – 40
Machinery and delivery equipment	2,941,000	2,828,000	3 – 15
Vehicles	99,000	119,000	3 – 10
Furniture, fixtures, and data processing equipment	537,000	512,000	3 – 10
	4,134,000	4,006,000
Less accumulated depreciation	(2,606,000)	(2,360,000)
	$1,528,000	$1,646,000

The net book value of property, plant and equipment collateralizing notes payable aggregated $42,000 at December 31, 2009. The note payable was fully repaid during 2010. The net book value of property, plant and equipment pledged as collateral under capital lease agreements aggregated $35,000 and $11,000 at December 31, 2010 and 2009, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10)

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2010	2009
Capitalized lease obligations, interest at various rates ranging from 10.1% to 11.9% per annum, principal and interest payable monthly expiring at various dates through August 2015	$31,000	$8,000
Equipment notes payable, interest at 6.85% per annum, principal and interest payable monthly expiring in May 2010	—	40,000
	31,000	48,000
Less current maturities	(8,000)	(44,000)
Long-term portion	$23,000	$4,000

Long-term debt matures as follows:

Year ending December 31,	Amount
2011	$11,000
2012	8,000
2013	8,000
2014	8,000
2015	5,000
40,000
Less amount representing interest	(9,000)
31,000
Less current portion	(8,000)
Long-term portion	$23,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(11)

Income Taxes

Deferred tax assets and liabilities consisted of the following at December 31:

	2010	2009
Allowance for doubtful accounts	$16,000	$16,000
Inventory reserve	16,000	11,000
Closure costs	273,000	249,000
Loss contingency	83,000	151,000
Other	21,000	(40,000)
Current deferred tax asset	409,000	387,000
Valuation allowance	(409,000)	(387,000)
Net current deferred tax asset	$—	$—

	2010	2009
State net operating loss carryforward	$465,000	$660,000
Federal net operating loss carryforward	314,000	2,092,000
Tax credit carryforwards	120,000	120,000
Stock based compensation	89,000	62,000
Property, plant and equipment	353,000	105,000
Other	5,000	6,000
Long term deferred asset	1,346,000	3,045,000
Valuation allowance	(1,346,000)	(3,045,000)
Net long-term deferred tax asset	$—	$—

The difference between the statutory rate of 34% and the effective rate of 0% for 2010 is primarily related to the change in the valuation allowance. The statutory and effective tax rate for 2009 was approximately 34%.

The Company had a net operating loss for the year ended December 31, 2009 and carried back the 2009 taxable loss resulting in a federal tax refund of approximately $1,610,000 which is classified on the consolidated balance sheet as an income tax receivable as of December 31, 2009. In April 2010, we received the payment of the income tax receivable amounting to $1,610,000. As of December 31, 2010, the Company has a federal net operating loss carryforward of approximately $925,000 which begins expiring in 2028, and State net operating loss carryforwards of approximately $12,124,000 which begin expiring in 2022. In 2010, the federal net operating loss carryforward was reduced by approximately $5.6 million as a result of the Company’s election to not defer the $5.6 million of cancellation of debt income related to Just-Rite. Due to the cumulative losses over the past three years, the Company believes it is more likely than not that the deferred tax assets will not be realized. As a result, the Company has recorded a full valuation allowance on its current and noncurrent net deferred tax assets. The valuation allowance decreased by $1,677,000 during the year ended December 31, 2010 and increased by $979,000 during the year ended December 31, 2009.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(12)

Capital Stock

(a)

Common Stock

At December 31, 2010 and 2009, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,558,335 and 2,550,460, respectively, shares were issued and outstanding.

In 2010 and 2009, the Company issued 7,875 and 8,875 shares, respectively, of common stock in connection with the vesting of restricted stock units.

In 2009, the Company issued 8,500 shares of common stock in connection with the exercise of stock options.

(b)

Preferred Stock

At December 31, 2010 and 2009, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(13)

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

In November 2010 and 2009, an aggregate 7,785 shares and 8,875 shares, respectively, of common stock were issued upon vesting of an equivalent restricted stock unit. During 2009, 22,625 restricted stock units were canceled due to terminations of the employment of the holders thereof. Share-based compensation expense related to the restricted stock units was $37,000 and $5,000 for the years ended December 31, 2010 and 2009, respectively.

In June 2010, we re-priced options to purchase 19,000 shares of common stock previously outstanding which had an exercise price of $0.79 per share. The new exercise price is $0.41 per share and the options were exercisable immediately. The grant date fair value of the re-priced options was not material.  These options expired in December 2010. In June 2010, we issued options to purchase 73,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.41 per share. The fair value of stock options granted was $0.41 per share at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions; no expected dividend yield; expected volatility of 365%; risk free interest rate of 2.04%; and an expected option life of 4 years. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock options. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The estimated expected option life is based primarily on historical employee exercise patterns. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options.  We recorded share-based compensation expense of $34,000 for the year ended December 31, 2010 in connection with the re-priced and issued options.

At December 31, 2010, there were approximately 105,000 shares remaining available for awards under the 2006 Plan and there is approximately $34,000 in share-based compensation related to the issuance of restricted stock to be recognized over a weighted period of 0.92 years.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(13)

Share-Based Compensation – (Continued)

A summary of the option activity under our stock option plans as of December 31, 2010 and 2009 are presented in the following table:

	Number of Options		Weighted-Average Exercise Price Per Share
	2010	2009	2010		2009
Options outstanding at January 1	93,000	160,086	$2.30		$1.67
Granted	73,000	—	$0.41		$—
Exercised	—	(8,500)	—		$0.79
Forfeited or expired	(61,750)	(58,586)	$2.95		$0.79
Options outstanding at December 31	104,250	93,000	$0.52	*	$2.30
Vested at December 31	104,250	93,000	$0.52	*	$2.30
Exercisable at December 31	104,250	93,000	$0.52	*	$2.30

———————

*

This weighted-average exercise price reflects re-pricing of previously issued options to purchase 19,000 shares of common stock.

On September 24, 2009, a total of 8,500 shares of common stock were issued upon the exercise of stock options, at an exercise price of $0.79 per share, resulting in cash proceeds to the Company of approximately $7,000. The Company’s stock price on the date of issuance was $1.36, resulting in an intrinsic value of $5,000 for the shares issued. At December 31, 2010 and 2009 there was no intrinsic value in vested or exercisable stock options outstanding since the respective exercise prices exceeded the Company’s stock price on such respective dates.

Weighted average information of stock options outstanding, vested and exercisable at December 31, 2010 was as follows:

Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
31,250	2.84	$0.79
73,000	4.53	$0.41

All restricted stock units granted and outstanding under our 2006 Plan were valued at $3.66 per share, which was based on the price of the Company’s common stock at the grant date. A summary of the nonvested restricted stock activity as of December 31, 2010 and 2009 is presented in the following table:

	2010	2009
Nonvested restricted stock outstanding at January 1	15,750	47,250
Granted	—	—
Vested	(7,875)	(8,875)
Forfeited	—	(22,625)
Nonvested restricted stock outstanding at December 31	7,875	15,750

(14)

Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the years ended December 31, 2010 and 2009 because their inclusion would have been anti-dilutive. There were 112,125 anti-dilutive common stock equivalents at December 31, 2010, consisting of 104,250 stock options that had exercise prices of $0.41 and $0.79 per share, and 7,875 shares of unvested restricted stock. There were 108,750 anti-dilutive common stock equivalents at December 31, 2009, consisting of 93,000 stock options that had exercise prices of $0.79 and $12.06 per share, and 15,750 shares of unvested restricted stock.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15)

Related Party Transactions

We paid legal fees of $133,000 and $130,000 during the years ended December 31, 2010 and 2009, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $7,000 and $9,000 at December 31, 2010 and 2009, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The Chairman of the Board was awarded deferred compensation of $30,000 per year plus the related investment income for the years 2004 through 2008. The outstanding balance of deferred compensation relating to the Chairman of the Board amounting to $127,000 was fully distributed to the Chairman of the Board in the first quarter of 2009.

The husband of a member of our board of directors was an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. This individual terminated employment with that company during the first quarter of fiscal 2011. Just-Rite purchased $152,000 in material from this company in 2009. Premix had sales of $58,000 and $29,000 to this company during the years ended December 31, 2010 and 2009, respectively.

(16)

Commitments and Contingencies

(a)

Contingencies

Legal Proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties in twenty two claims (twelve of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers have been and continue to provide a defense to Premix and the Company under a reservation of rights in all of the asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier sought a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. The carrier also asserted a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on our behalf in prior asbestos claims. We believe that we had meritorious defenses to these claims, and filed a counterclaim against the carrier for breach of contract, and also asserted claims for damages and attorneys’ fees as a result of the carriers’ unlawful denial of coverage. In December of 2010, Premix, Imperial and this carrier resolved their dispute, with the carrier agreeing to pay a settlement of $500,000 to Premix and Imperial. As part of the settlement, there is no longer additional coverage available under the disputed policy. The settlement was recorded as a receivable and included in other current assets in the accompanying consolidated balance sheet, and as income reflected as litigation settlement in the accompanying statement of operations for the year ended December 31, 2010. We received actual payment of the $500,000 during the first quarter of 2011. During the first quarter of 2011, we resolved a dispute with another carrier regarding primary-layer insurance coverage, which also resulted in this carrier paying a settlement to Premix and Imperial. See Note 20. Notwithstanding the foregoing, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Commitments and Contingencies – (Continued)

EIFS Litigation

Our subsidiary DFH (f/k/a Acrocrete), together with non-affiliated parties, is a defendant in one lawsuit in Florida. This case was brought by a condominium association claiming moisture intrusion damage as a result of the use of exterior insulation finish wall systems (“EIFS”). Our insurance carriers are providing a defense and have accepted coverage under a reservation of rights in this case. This claim is not subject to any SIR.

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

Non-EIFS Stucco Litigation

Our subsidiary Premix is a defendant in one lawsuit brought by a subcontractor who applied Premix’s stucco product to a condominium in Bay County, Florida. The condominium association brought suit against the general contractor (who in turn sued the subcontractor that is suing Premix) alleging certain construction defects to the property. This claim is subject to a $10,000 non-EIFS SIR, and the Company’s insurance carrier has confirmed that it will assume the defense of the claim, under a reservation of rights, once the $10,000 SIR has been exhausted.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation, there can be no assurance that the ultimate resolution of such litigation would not have a material adverse effect.

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of certain Just-Rite debt and leases that aggregated approximately $735,000 as of December 31, 2010 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to exceed the amount due on the respective equipment notes or the leases resulting in an obligation to Imperial.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009 of approximately $627,000. During the fourth quarter of 2009, we settled with the payee on certain operating leases for amounts less than originally estimated, resulting in a reduction of the loss contingency. The cumulative net loss contingency amount expensed during 2009 was $529,000. During the year ended December 31, 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of a reduction in this loss contingency of $32,000. As of December 31, 2010 and 2009, there is a remaining liability balance of $221,000 and $402,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Due to the uncertainty of the market value of these collateralized assets or the amount of proceeds to be realized from the sale, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(16)

Commitments and Contingencies – (Continued)

(c)

401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. Beginning in July 2010, we made matching contributions based on a percentage of eligible employee compensation deferrals. The aggregate matching contribution to the plan was approximately $5,000 during the year ended December 31, 2010. We did not make any contributions to the plan during the year ended December 31, 2009.

(d)

Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases. For all noncancellable operating leases, future minimum lease commitments consisted of the following at December 31:

Amount*
2011	$207,000
2012	200,000
2013	151,000
2014	1,000
$559,000

———————

*

Amounts relating to the Winter Springs facility are recorded as interest expense (see Note 6).

Rent expense for warehouses, distribution facilities, manufacturing plants and the corporate office incurred under operating leases was $239,000 and $299,000 for the years ended December 31, 2010 and 2009, respectively.

In addition, rental amounts incurred for the Winter Springs facility and recorded as interest expense amounted to $138,000 and $136,000 for the years ended December 31, 2010 and 2009, respectively. See Note 6.

See Note 5 for discussion of Just-Rite noncancellable operating lease commitments.

(17)

Employment Agreement

We are party to a one-year renewable employment agreement with our Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(18)

Business and Credit Concentrations

For the years ended December 31, 2010 and 2009, two vendors in aggregate, accounted for approximately 26% and 43% of total purchases related to continuing operations, and no single vendor accounted for more than 17% and 26%, respectively, of our purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair our ability to compete effectively. One customer accounted for 29% and 26% of our net sales from continuing operations for 2010 and 2009, respectively. This customer’s accounts receivable represented 23% of total accounts receivable at December 31, 2010 and 2009, respectively. Another customer accounted for 14% of our net sales from continuing operations during 2010 (sales to this customer were less than 10% of total net sales during 2009). This customer’s accounts receivable represented 17% of total accounts receivable at December 31, 2010.

(19)

Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a non-interest bearing payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former preferred stockholders on our consolidated balance sheets are $50,000 at December 31, 2010 and December 31, 2009, respectively.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(20)

Subsequent Events

During the first quarter of 2011, we resolved a dispute with one of our insurance carriers with regard to coverage related to asbestos claims. As a result of the resolution of the dispute, the carrier paid a settlement to us in the amount of $325,000.

Effective January 21, 2011, we issued options to purchase 19,000 shares of common stock to certain management and employees of the Company. These stock options have a five-year term, vested 100% upon grant, and have an exercise price of $0.35 per share.

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

Our management, under the supervision of our Principal Executive and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures were effective as of December 31, 2010. Such controls and procedures are intended to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

b.

Changes in internal controls

There were no changes in our internal controls that occurred in the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of the Company’s Principal Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce(1)	62	Chairman of the Board
Lisa M. Brock(1)	52	Vice Chairman of the Board
Milton J. Wallace(2)	75	Director
Morton L. Weinberger, CPA(2)	81	Director
Howard L. Ehler, Jr.(3)	67	Director, Principal Executive Officer, Chief Operating Officer, Principal Financial Officer, and Secretary of the Company, Vice President of Premix and Vice President of Just-Rite

———————

(1)

Class III Director

(2)

Class II Director

(3)

Class I Director

Pursuant to our Certificate of Incorporation, our Board of Directors is currently divided into three classes, with one class standing for election each year for three year terms. The term of the Class I director is scheduled to expire at the 2011 Annual Shareholders Meeting. The terms of the Class III and Class II directors would have expired at the 2010 and 2009 annual meetings, respectively, but will continue to serve until the next annual meeting.

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

Lisa M. Brock. Mrs. Brock has been a director of the Company since 1988 and has served as its Vice Chairman of the Board since November 2007.  Effective January 1, 2011, Ms. Brock was appointed as Chief Operating Officer of Premix Mrs. Brock was employed by the Company and its subsidiaries, Premix-Marbletite Manufacturing Co. and Acrocrete, Inc., as Vice President for over five (5) years until December 1994, when she retired.

Milton J. Wallace. Mr. Wallace has been a member of the Board of Directors since 1999. Mr. Wallace was a practicing attorney in Miami, Florida for over 40 years until 2005, when he retired. Mr. Wallace currently serves as Chairman of the Board of Directors of Renal Care Partners, Inc., as Vice Chairman of the Board of Directors of Preferred Care Partners Holding Corp. and as a member of the board of directors of Catalyst Pharmaceutical Partners, Inc. Mr. Wallace was Chairman of the Board of Med/Waste, Inc., an entity engaged in medical waste disposal from June 1993 until February 13, 2002, when the company filed a voluntary petition for bankruptcy under Federal bankruptcy law.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Our officers and directors are required to file Forms 3, 4 and 5 with the Securities and Exchange Commission in accordance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to us as required by Rule 16(a)-3, no officer or director failed to file certain of such reports required thereunder in the time required.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct, applicable to its directors, executive officers and employees. The Code of Business Conduct is available on our website at www.imperialindustries.com. The Code of Business Conduct complies with Securities and Exchange Commission (the “SEC”) requirements, including procedures for the confidential, anonymous submission by employees or others of any complaints or concerns about us or our accounting, internal accounting controls or auditing matters. We will also mail these materials to any shareholder who requests a copy without charge. Requests may be made by contacting the Corporate Secretary at our principal executive address at 1259 NW 21st Street, Pompano Beach, Florida 33069.

Director Nominating Process

Our Board of Directors does not maintain a Nominating Committee. The Board of Directors has determined that it is in our best interest that the entire Board takes the appropriate actions that would normally be delegated to such a committee. Accordingly, each member of the Board of Directors participates in the consideration of director nominees. During Fiscal 2010, a majority of the Company’s Board of Directors was independent as that term is defined by the listing standards of the NASDAQ Stock Market, promulgated by the National Association of Securities Dealers, Inc. The Board of Directors does not have a separate nominating committee charter. However, it has adopted Board resolutions establishing the procedures for the nomination of directors, which was previously outlined in our proxy statement for our 2008 annual meeting of shareholders. There has been no change to the procedures outlined therein.

Audit Committee

The Board of Director maintains a standing Audit Committee. The members of the Audit Committee during fiscal 2010 were Morton L. Weinberger, as Chairman, Milton J. Wallace, and Lisa M. Brock. The Audit Committee met five times during 2010. All members of the Audit Committee were independent, as defined in the listing standards of NASDAQ and SEC Rule 10A-3 during 2010. Effective January 1, 2011, Ms. Brock will no longer be deemed independent.

The Audit Committee’s main role is to assist the Board of Directors with oversight of (1) the integrity of our financial statements, (2) the independent auditor’s qualifications and independence and (3) the performance of the independent auditors. As part of its duties, the Audit Committee assists in the oversight of (a) management’s assessment of, and reporting on, the effectiveness of internal control over financial reporting, and (b) the independent auditor’s audit, which includes expressing an opinion on the conformity of our audited financial statements with United States generally accepted accounting principles. The Audit Committee oversees our accounting and financial reporting process and has the authority and responsibility for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. The Audit Committee annually reviews and approves the firm to be engaged as independent auditors for us for the next fiscal year, reviews with the independent auditors the plan and results of the audit engagement, reviews the scope and results of our procedures for internal auditing and monitors the design and maintenance of our internal accounting controls.

The Board of Directors has determined that Morton L. Weinberger meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” Mr. Weinberger is a certified public accountant and has served as an independent auditor with independent public accounting firms as described in his biography above.

Item 11.

Executive Compensation

2010 Summary Compensation Table

The following table summarizes the compensation earned by, and paid to, the Named Executive Officers during the two years ended December 31, 2010.

Name and Principal position	Year	Salary ($)		Bonus(1) ($)	Stock Awards (2) ($)	Option Awards(3) ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation(6)	Total ($)
Howard L. Ehler, Jr. Principal Executive Officer of the Company; Vice President of Premix and Just-Rite	2010	$150,000	(4)	$30,000	$5,490	$4,487	—	$6,421(7)	$196,398
	2009	$150,000	(4)	$25,000	$5,490	—	$(2,269)(5)	$6,622(8)	$184,843

———————

(1)

Bonus shown was earned in the year indicated though will actually be paid in the subsequent year.

(2)

The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010 and 2009, for restricted stock units vested during each such fiscal year. In 2007, 6,000 Restricted Stock Units were granted to Mr. Ehler under the Company’s 2006 Stock Plan. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included elsewhere herein.

(3)

The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010. In 2010, options to purchase 10,000 shares of common stock were granted to Mr. Ehler under the Company’s 2006 Stock Plan. In addition, outstanding options to purchase 5,000 shares of common stock held by Mr. Ehler were re-priced in 2010 which expired on December 20, 2010. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal years ended December 31, 2010 and 2009 included elsewhere herein.

(4)

The Company and Mr. Ehler are parties to a one year renewable employment agreement pursuant to which Mr. Ehler received a $150,000 salary in calendar year 2010 and will receive a base annual salary of $175,000 for 2011. See “Employment/Change of Control Agreements” below.

(5)

Represents the increase (decrease) in a deferred compensation plan account for the benefit of Mr. Ehler during such fiscal year as described in “Non-Qualified Deferred Compensation” below..

(6)

The Company provides the Named Executive Officers with group life, health, medical and other non-cash benefits generally offered to all salaried employees which are not included in this column pursuant to SEC rules.

(7)

The amounts include $606 in matching contributions under our 401(k) Plan, $3,507 representing the value of the personal use of a Company automobile; and $2,308 in used vacation pay.

(8)

The amounts include $3,737 representing the value of the personal use of a Company automobile and $2,885 in used vacation pay.

401(k) Plan

We maintain a profit sharing retirement plan for our employees, including our executive officers, which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Historically, annual matching contributions were made based on a percentage of eligible employee compensation deferrals. The contributions were made in cash to the plan on behalf of our employees who participate. Any matching contribution to our executive officers under the 401(k) plan was the same percentage match as offered to all participating employees and are included in the Summary Compensation Table. The Company elected to reinstate matching contributions to employees beginning in July 2010, including executive officers.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table provides information regarding outstanding option awards and stock awards held by our Named Executive Officers at the end of 2010.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price (2) ($)	Option Expiration Date	Number of shares or units of stock that have not vested (3)	Market value of shares of units or shares that have not vested(4)($)
Howard L. Ehler, Jr.	10,000	$0.41	6/20/2015	1,500	$450
	5,000	$0.79	10/19/2013

———————

(1)

Reflects options granted under the Company’s 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan provides for options to be granted at generally no less than the fair market value of the Company’s stock at the grant date. The 2006 Plan is administered by the Company’s Compensation and Stock Option Committee. Options granted under the Plans have a term up to 10 years and are exercisable six months from the grant date. A total of 105,241 shares are presently reserved for issuance under the 2006 Plan. As of December 31, 2010, there were outstanding options to purchase 104,250 shares under the 2006 Plan. The exercise prices for the outstanding options are $0.41 and $0.79 per share. All options expire five (5) years from the date of grant and are fully vested.

(2)

All options granted have an exercise price equal to 100% of the fair market value of the common stock on the date of grant.

(3)

Reflects unvested restricted stock units granted under the 2006 Plan still outstanding. The 2006 Plan provides for the following types of equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units, (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (vii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation. The 2006 Plan is administered by the Company’s Compensation and Stock Option Committee. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. As of December 31, 2010, there were outstanding restricted stock units to certain individuals representing an aggregate of 7,875 shares under the 2006 Plan.

(4)

The market value of such shares subject to the restricted stock units is based upon $.30 per share as of December 31, 2010.

Employment/Change of Control Agreements

The Company is a party to a one year renewable employment agreement with Howard L. Ehler, Jr. No other executive has an employment, severance or change of control agreement. Mr. Ehler serves as the Company’s Principal Executive Officer, Principal Financial Officer, Chief Operating Officer and Secretary. In accordance with the employment agreement, Mr. Ehler would have been entitled to a base annual salary for 2010 in the amount of $210,000. Notwithstanding, Mr. Ehler agreed to accept an annual base salary of $150,000 for 2010 and $175,000 for 2011. Mr. Ehler’s employment agreement provides for automatic renewals for additional one year periods on July 1st of each year, unless the Company or Mr. Ehler notifies the other party of such party’s intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter. Pursuant to the employment agreement, Mr. Ehler receives the use of a company car, as well as certain other benefits, such as health and disability insurance. Mr. Ehler is also entitled to receive incentive compensation based upon individual and Company performance criteria developed by the Compensation Committee from time to time.

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

DIRECTORS COMPENSATION

Non-employee director compensation is determined annually by the Board of Directors. Directors who are also employees of the Company receive no additional compensation for service as a director. The following table shows compensation for our non-employee directors for the year ended December 31, 2010:

Name	Fees earned or Paid in Cash(1) ($)		Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)
S. Daniel Ponce	$80,000	(4)	$4,575	$4,332	$12,000(5)	$100,907
Lisa M. Brock	$127,000	(6)	$4,575	$4,332	—	$135,907
Milton J. Wallace	$20,000		$4,575	$4,332	—	$ 28,907
Morton L. Weinberger	$20,000		$4,575	$4,332	—	$ 28,907

———————

(1)

In 2010, each non-employee director, other than Mr. Ponce, received a $20,000 annual retainer for service on the Board, inclusive of service on any committee, including service as chairman of such committee

(2)

The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010 for restricted stock that vested during the year. In 2007, 5,000 Restricted Stock Units were granted to each non-employee director under the Company’s 2006 Stock Plan. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Such restricted stock units vest 25% on each anniversary date of the grant. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included elsewhere herein.

(3)

Options to purchase 10,000 shares of common stock were granted to each non-employee director under the Company’s 2006 Stock Plan. In addition, outstanding options to purchase 3,000 shares of common stock held each non-employee director were re-priced which expired on December 20, 2010. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included elsewhere herein.

(4)

Mr. Ponce received a retainer of $50,000 in 2010 and a bonus of $30,000 paid in 2011 for 2010 service as Chairman of the Board.

(5)

The Company provides Mr. Ponce with an auto allowance.

(6)

Ms. Brock received an additional $77,000 retainer in 2010, as well as a bonus of $30,000 paid in 2011 for 2010 service as Vice Chairman of the Board.

All directors’ fees in 2010 to non-employee directors for service on the Board and Committees were generally made in monthly installments other than $30,000 bonuses paid to Mr. Ponce and Ms. Brock. Directors are also reimbursed for expenses which may be incurred by them in connection with the business and affairs of the Company.

Each director in 2011, other than Mr. Ponce and Ms. Brock, will receive a $25,000 annual retainer for service on the Board, inclusive of service on any committees, including service as chairman of any such committee. Mr. Ponce’s annual retainer for service as Chairman of the Board will be $75,000. Ms. Brock will receive annual compensation from Premix in the amount of $125,000 and an auto allowance of $1,000 per month for management services in lieu of any fees or retainer for her services as Vice Chairman of the Board.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 17, 2011 with respect to the beneficial ownership of the Company’s common stock by (i) each director of the Company, (ii) each executive officer who is a Named Executive Officer in the Summary Compensation Table set forth in Item 11 of this Annual Report on Form 10-K, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Shares Beneficially Owned
Lisa M. Brock	120,137(3)	4.7%
Howard L. Ehler, Jr.	41,044(4)	1.6%
S. Daniel Ponce	68,343(5)	2.7%
Milton J. Wallace	48,350(6)	1.9%
Morton L. Weinberger	43,552(7)	1.7%
All directors and officers as a group (5 persons)	321,426(8)	12.2%

———————

(1)

Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

(2)

The percent of class for common stockholders is based upon 2,558,335 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

(3)

Includes 15,000 shares of common stock issuable upon exercise of stock options.

(4)

Includes 15,000 shares of common stock issuable upon exercise of stock options.

(5)

Includes 15,000 shares of common stock issuable upon exercise of stock options.

(6)

Includes 15,000 shares of common stock issuable upon exercise of stock options.

(7)

Includes 15,000 shares of common stock issuable upon exercise of stock options.

(8)

Includes 75,000 shares of common stock issuable upon exercise of stock options.

Item 13.

Certain Relationships and Related Transactions and Directors Independence

The Board of Directors has delegated to the Audit Committee the responsibility to review, approve and ratify any transaction involving more than $120,000 in any fiscal year in which we are a participant and in which any Director, executive officer or any immediate family member has a direct or indirect material interest. Directors and executive officers are required to inform the Audit Committee of any such transaction promptly after they become aware of it and the Audit Committee collects information about the transaction for approval before they are entered into or if this is not practical for ratification after the transaction has occurred. The Audit Committee approves or ratifies a transaction if it determines that the transaction is consistent with our best interests, including whether the transaction impairs independence of a director.

The law firm of Legon, Ponce & Fodiman, P.A., of which Mr. Ponce, the Company’s Chairman of the Board, is a shareholder, served as our general counsel. The law firm received $133,000 and $130,000 in fees in 2010 and 2009, respectively, for legal services rendered to us. Such fees were for services rendered by members and associates of the law firm other than Mr. Ponce.

Mark Brock, spouse of Lisa Brock, Vice Chairman of our Company’s Board of Directors, was an executive vice president and director of Jeld-Wen Holdings, Inc. (“Jeld-Wen”) until early 2011. During 2009, the Company’s subsidiary, Just-Rite, purchased for resale an aggregate of $152,000, of products from Jeld-Wen. In addition, during fiscal 2010 and 2009, Premix sold product for an aggregate amount of $58,000 and $29,000, respectively, to Jeld-Wen. Such transactions occurred in the ordinary course of business and were less than 1% of the gross revenues and gross purchase of Jeld-Wen, respectively. All purchases were at prices consistent with the prevailing market prices paid by other companies. Such purchases did not have any impact on Mr. Brock’s respective positions with, or compensation received from, Jeld-Wen.

Director Independence

Our Common Stock was listed on the NASDAQ Capital Market until January 27, 2010. Although our common stock is no longer listed on NASDAQ, the Board has adopted the definition of “independent directors,” as promulgated by the National Association of Securities Dealers, Inc. Generally, a director does not qualify as an independent director if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined during 2010 that three of the Company’s five directors had no other direct or indirect material relationships with the Company and therefore were independent directors on the basis of the NASDAQ listing standards and an analysis of all facts specific to each director. The independent directors were Lisa M. Brock, Milton J. Wallace, and Morton L. Weinberger. Currently, the Board has determined that Lisa Brock is no longer independent and therefore a majority of the Board would not be deemed independent.

Committee Participation

The Board presently has two standing committees: the Compensation and Stock Option Committee and the Audit Committee. During 2010, the members of the Audit Committee were Morton L. Weinberger, as Chairman, Milton J. Wallace, and Lisa Brock. All members of the Audit Committee were independent during 2010, as defined in the listing standards of NASDAQ and SEC Rule 10A-3. The members of the Compensation Committee were Ms. Brock, as Chairman, and Messrs. Wallace and Weinberger. During 2010, each member of the Compensation and Stock Option Committee are considered “independent,” as defined under the listing standards of NASDAQ. Effective January 1, 2011, Ms. Brock will no longer be deemed independent.

Item 14.

Principal Accounting Fees and Services

Audit Committee Pre-Approval Policy

The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent auditor. The Audit Committee may either pre-approve such services based on the amount of fees associated with such services without consideration of specific case-by-case services (“general approval”) or pre-approve specific services (“specific pre-approval”). Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient services, for reasons such as familiarity with our business, people, culture, accounting systems, risk profile and whether the services enhance our ability to manage or control risks and improve audit quality. The Audit Committee approved 100% of the fees payable to Grant Thornton LLP as provided below.

Grant Thornton LLP served as our independent auditors for the years ended December 31, 2009 and 2010. The Board of Directors has not yet selected a firm to serve as auditors for the year ended December 31, 2011. The Audit Committee has considered whether the provision of non-audit services to us by Grant Thornton LLP was compatible with maintaining the independence of Grant Thornton LLP.

Fees to Independent Certified Public Accountants

Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audits of the Company’s financial statements for 2010 and 2009, and for the reviews of our financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC during 2010 and 2009 were approximately $144,000 and $177,000, respectively.

Audit Related Fees. There were no fees billed by Grant Thornton LLP for 2010 and 2009 for audit related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees”.

Tax Fees. The aggregate fees billed by Grant Thornton LLP for 2010 and 2009 for professional services rendered for tax compliance and tax advice for us were approximately $62,000 and $31,000, respectively and includes fees associated with tax compliance, tax advice and domestic tax planning. This category also includes fees relating to tax planning on mergers and acquisitions, restructurings and other services related to tax disclosure and filing requirements, including employee benefit plans.

All Other Fees. No fees were billed by Grant Thornton LLP for professional services rendered during 2010 and 2009 other than as stated above under the captions ”Audit Fees,” “Audit Related Fees” and “Tax Fees.”

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Imperial Industries, Inc. and Imperial Merger Corp. dated October 12, 1998 (Form S-4 Registration Statement, Exhibit 2).
3.1	Certificate of Incorporation of the Company, (Form S-4 Registration Statement, Exhibit 3.1).
3.2	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2001, Exhibit 3.2)
3.3	By-Laws of the Company, (Form S-4 Registration Statement, Exhibit 3.2).
3.4	Amendment to Certificate of Incorporation of the Company. (Incorporated by reference to Form 10-K dated December 31, 2004, Exhibit 3.4)
3.5	Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, Exhibit 3.5)
10.1	Employment Agreement dated July 26, 1993 between Howard L. Ehler, Jr. and the Company. (Form 8-K dated July 26, 1993)
10.2	License Agreement between Bermuda Roof Company and Premix-Marbletite Manufacturing Co., (Form S-4 Registration Statement, Exhibit 10.5).
10.3	2006 Stock Award and Incentive Plan (Incorporated by reference to Form 8-K dated June 1, 2006.)
10.4

Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.5

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

IMPERIAL INDUSTRIES, INC.

March 28, 2011	By:	/s/ HOWARD L. EHLER, JR.
Howard L. Ehler, Jr. Chief Operating Officer/ Principal Executive Officer/ Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. DANIEL PONCE	Chairman of the Board of Directors	March 28, 2011
S. Daniel Ponce

/s/ LISA M. BROCK	Director	March 28, 2011
Lisa M. Brock

/s/ MILTON J. WALLACE	Director	March 28, 2011
Milton J. Wallace

/s/ MORTON L. WEINBERGER	Director	March 28, 2011
Morton L. Weinberger

/s/ HOWARD L. EHLER, JR.	Director, Chief Operating Officer, Principal Executive Officer, Principal Financial Officer, and Secretary	March 28, 2011
Howard L. Ehler, Jr.