Form 10-Q
period 2011-03-31
IMPERIAL INDUSTRIES INC
filed 2011-05-12
CIK 49930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 6, 2011: 2,558,335.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets

March 31, 2011 (Unaudited) and December 31, 2010

3

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2011 and 2010

4

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2011 and 2010

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 4.

Controls and Procedures

20

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 6.

Exhibits

21

SIGNATURES

22

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,643,000	$1,379,000
Trade accounts receivable, net	680,000	499,000
Inventories	781,000	967,000
Other current assets	43,000	543,000
Current assets held for sale by assignee	43,000	74,000
Total current assets	3,190,000	3,462,000

Property, plant and equipment, net	1,480,000	1,528,000
Assets held for sale by assignee	983,000	983,000
Other assets	143,000	144,000
Total assets	$5,796,000	$6,117,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$515,000	$430,000
Payable to former preferred stockholders	50,000	50,000
Accrued expenses and other liabilities	382,000	546,000
Current liabilities related to assets held for sale by assignee	5,052,000	4,988,000
Current portion of long-term debt	7,000	8,000
Total current liabilities	6,006,000	6,022,000

Long-term debt, less current maturities	22,000	23,000
Secured financing	1,119,000	1,119,000
Total liabilities	7,147,000	7,164,000

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common stock, at par value	26,000	26,000
Additional paid-in capital	14,948,000	14,933,000
Accumulated deficit	(16,325,000)	(16,006,000)
Total stockholders’ equity (deficit)	(1,351,000)	(1,047,000)
Total liabilities and stockholders’ equity (deficit)	$5,796,000	$6,117,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2011	2010
Net sales	$1,772,000	$1,887,000

Cost of sales	1,362,000	1,434,000

Gross profit	410,000	453,000

Selling, general and administrative expenses	903,000	898,000

Accrued loss contingency	––	42,000

Operating loss	(493,000)	(487,000)

Other (expense) income
Interest expense	(38,000)	(34,000)
Litigation settlement	325,000	––
Miscellaneous expense	(2,000)	(2,000)
	285,000	(36,000)
Loss from continuing operations before income tax expense	(208,000)	(523,000)

Income tax expense	––	––

Loss from continuing operations	(208,000)	(523,000)

Loss from discontinued operations, net of taxes	(111,000)	(353,000)

Net loss	$(319,000)	$(876,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.08)	$(0.20)
Loss from discontinued operations – basic and diluted	(0.04)	(0.14)
Net loss per share – basic and diluted	$(0.12)	$(0.34)

Weighted average shares outstanding – basic and diluted	2,558,335	2,550,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(319,000)	$(876,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	53,000	62,000
Amortization	1,000	1,000
(Recovery of) provision for doubtful accounts	(16,000)	29,000
Share-based compensation	15,000	12,000
Loss on disposal of assets held for sale by assignee	––	138,000
Changes in operating assets and liabilities:
Trade accounts receivable	(187,000)	(147,000)
Inventories	186,000	69,000
Other current assets	500,000	42,000
Other assets	––	(3,000)
Accounts payable	85,000	210,000
Accrued expenses and other liabilities	(164,000)	(40,000)
Assets held for sale by assignee	53,000	234,000
Liabilities related to assets held for sale by assignee	64,000	63,000
Net cash provided by (used in) operating activities	271,000	(206,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,000)	(24,000)
Net cash used in investing activities	(5,000)	(24,000)

Cash flows from financing activities:
Proceeds from notes payable line of credit	––	1,876,000
Repayment of notes payable line of credit	––	(1,887,000)
Repayment of long-term debt	(2,000)	(41,000)
(Increase) decrease in restricted cash	––	(46,000)
Net cash used in financing activities	(2,000)	(98,000)
Net increase (decrease) in cash and cash equivalents	264,000	(328,000)
Cash and cash equivalents, beginning of period	1,379,000	523,000
Cash and cash equivalents, end of period	$1,643,000	$195,000

Supplemental disclosure of cash flow information:

Cash paid during the three months for interest	$38,000	$46,000

Cash paid during the three months for income taxes	$––	––

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for future periods. The significant accounting principles used in the preparation of these unaudited interim condensed consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)

Description of Business

Imperial Industries, Inc. (“Imperial”), through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”) are engaged in the manufacture and distribution of building materials to building materials dealers, contractors and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products, as well as products purchased from other manufacturers.

The condensed consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 4). As a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the March 31, 2011 and December 31, 2010 condensed consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related condensed consolidated statements of operations and cash flows include all Just-Rite business activity for all periods presented, which are reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)

Going Concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past four years. As a result, the Company has incurred losses during the three months ended March 31, 2011 and during each of the previous four years. Our independent registered public accounting firm issued its report dated March 28, 2011, in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

•

We are investigating establishing arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales.

•

We are also attempting to develop new product offerings as well as seeking new products to expand our product lines.

•

We hired two additional sales personnel during the latter part of fiscal 2010 in an effort to increase sales.

Based upon the steps outlined above being successful, we believe our cash on hand will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we continue to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, that cash on-hand will provide sufficient cash to fund continuing operations, or that new financing will be available or that we could obtain any such financing on terms suitable to us. The extent and duration of the construction industry’s continued unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(4)

Assignment for the Benefit of Creditors

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We have not operated any of the assets or the business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the three months ended March 31, 2011 and 2010 and all Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value in our condensed consolidated financial statements as “Liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by the assignee, and the settlement of liabilities related to assets held for sale by the Assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying condensed consolidated financial statements.

(5)

Terminated Line of Credit

On April 30, 2010, we fully repaid the remaining outstanding principal balance due under our line of credit (the “Line of Credit”), and the Line of Credit was terminated effective May 11, 2010. We no longer have a line of credit.

(6)

Discontinued Operations

Effective with the Assignment, we discontinued all of Just-Rite’s operations. The Assignee is winding down, selling and liquidating these assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with Just-Rite assets for three months ended March 31, 2011 and 2010 were primarily generated from collections of Just-Rite’s accounts receivable. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the three months ended March 31, 2011 and 2010.

Just-Rite did not have any sales during the three months ended March, 31, 2011 or 2010.  Pretax losses, amounting to $111,000 and $353,000 during the three months ended March 31, 2011 and 2010, respectively, were reported as discontinued operations.  No income taxes were allocated to these losses for either period.

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$22,000	$7,000
Accounts receivable, net of allowance for doubtful accounts of $2,407,000 and $2,429,000 as of March 31, 2011 and December 31, 2010, respectively	21,000	67,000
Total current assets held for sale by assignee	43,000	74,000

Property, plant and equipment, net of accumulated depreciation of $499,000 as of March 31, 2011 and December 31, 2010, respectively	943,000	943,000
Other assets	40,000	40,000
Total non-current assets held for sale by assignee	983,000	983,000
Total assets held for sale by assignee	$1,026,000	$1,057,000

Accounts payable and accrued expenses	$4,410,000	$4,346,000
Current portion of long-term debt	642,000	642,000
Total current liabilities related to assets held for sale by assignee	$5,052,000	$4,988,000

The Just-Rite assets are recorded at the lower of cost or market. The Assignee assisted the Company in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the commencement of the Assignment. As of March 31, 2011, the remaining balance in accounts receivable has been fully reserved due to substantial uncertainty regarding collectability, except for $21,000 related to specific accounts which were collected by the Assignee subsequent to March 31, 2011.  Just-Rite incurred operating charges of $50,000 and $63,000 during the three months ended March 31, 2011 and 2010, respectively, resulting from the Assignee’s efforts to liquidate assets. Just-Rite recorded charges of $138,000 during the three months ended March 31, 2010 relating to disposal of property, plant and equipment. Interest charges and fees incurred by Just-Rite under its previous line of credit were $37,000 during the three months ended March 31, 2010. Just-Rite recorded charges of $66,000 and $38,000 to increase accrued plant closure costs during the three months ended March 31, 2011 and 2010, respectively, resulting from a reduction of estimated sub-lease income on noncancellable operating leases (further discussed below).

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets and the related debt, continue to be recorded in our balance sheets as of March 31, 2011 and December 31, 2010  in Assets held for sale by assignee and Liabilities related to assets held for sale by assignee, respectively, since such lenders have not yet transferred title from Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of March 31, 2011 and December 31, 2010 was $397,000. See Note 14(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

(6)

Discontinued Operations – (Continued)

Long-term debt owed by Just-Rite represents (i) amounts outstanding under various mortgage and equipment notes payable totaling $516,000 at March 31, 2011 and December 31, 2010, at various interest rates ranging from 6.87% to 8.0% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at March 31, 2011 and December 31, 2010, at various rates ranging from 7.75% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities.

As of March 31, 2011, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of March 31, 2011 and December 31, 2010 are accrued closure costs of $944,000 and $878,000, respectively, representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s liabilities continue to be recorded at full historical value. As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.

(7)

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, and debt instruments included in other long-term debt. At March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Our debt obligations consist of promissory notes which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and our difficulty obtaining similar financing, we are unable, as of March 31, 2011 and December 31, 2010, to determine the fair value of our debt.

(8)

Trade Account Receivables

Trade accounts receivable consisted of the following at:

	March 31, 2011	December 31, 2010

Accounts receivable, gross	$728,000	$541,000
Allowance for doubtful accounts	(48,000)	(42,000)
	$680,000	$499,000

(9)

Inventories

Inventories, net, consisted of the following at:

	March 31, 2011	December 31, 2010
Raw materials	$300,000	$428,000
Finished goods	408,000	435,000
Packaging materials	114,000	145,000
	822,000	1,008,000
Allowance for obsolete and slow moving inventory	(41,000)	(41,000)
	$781,000	$967,000

(10)

Product Warranty

We provide our customers with limited warranties on certain manufactured products. Limited warranties generally range from 5 to 10 years. Warranty reserves are established based on known or probable claims, together with historical experience factors. Management periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The warranty reserve is included in the accompanying condensed consolidated balance sheets in accrued expenses and other liabilities.

Product warranty accrual activity was as follows:

	March 31,	December 31,
	2011	2010
Beginning balance	$76,000	$40,000
Warranty provision	7,000	68,000
Warranty payments	(5,000)	(32,000)
Ending balance	$78,000	$76,000

(11)

Share-Based Compensation

We maintain a 2006 Stock Award and Incentive Plan (the “2006 Plan”).  On January 24, 2011, we issued options to purchase 19,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.35 per share.  The grant date fair value of the options issued was not material.

We recorded compensation expense of $15,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively, associated with the granting of options and vesting of restricted stock.

2011 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life
Options outstanding at January 1, 2011	104,250	$0.52	4.03
Options Granted	19,000	0.35	4.89
Options Exercised	—	—	—
Options Cancelled	—	—	—
Options Outstanding at March 31, 2011	123,250	0.50	3.95
Options Vested at March 31, 2011	123,250	0.50	3.95
Options Exercisable at March 31, 2011	123,250	0.50	3.95

(12)

Basic and Diluted Loss Per Common Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss from continuing operations for all periods presented, all common stock equivalents were excluded from the diluted per share calculation for the three months ended March 31, 2011 and 2010 because their inclusion would have been anti-dilutive. There were 131,125 anti-dilutive common stock equivalents at March 31, 2011, consisting of 123,250 stock options that had exercise prices of $0.35, $0.41 and $0.79 per share, and 7,875 shares subject to unvested restricted stock units. There were 92,500 anti-dilutive common stock equivalents at March 31, 2010, consisting of 76,750 stock options with exercise prices of $0.79 and $12.06 per share, and 15,750 shares subject to unvested restricted stock units.

(13)

Stockholders’ Equity (Deficit)

(a)

Preferred stock

At March 31, 2011 and December 31, 2010, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)

Common stock

At March 31, 2011 and December 31, 2010, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,558,335 shares are issued and outstanding.

(14)

Commitments and Contingencies

(a)

Contingencies

Legal Proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties in twenty-one claims (eleven of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and Imperial have meritorious defenses to such claims. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers have been and continue to provide a defense to Premix and Imperial under a reservation of rights in all of the asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and Imperial on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier sought a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. The carrier also asserted a claim for reimbursement of defense costs and indemnity payments that it voluntarily made on our behalf in prior asbestos claims. We believe that we had meritorious defenses to these claims, and filed a counterclaim against the carrier for breach of contract, and also asserted claims for damages and attorneys’ fees as a result of the carriers’ unlawful denial of coverage. In December of 2010, Premix, Imperial and this carrier resolved their dispute, with the carrier agreeing to pay a settlement of $500,000 to Premix and Imperial. As part of the settlement, there is no longer coverage available under that disputed policy. The settlement was recorded as a receivable and included in other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2010, and as income reflected as litigation settlement during the fourth quarter of 2010. We received actual payment of the $500,000 during the first quarter of 2011. During the first quarter of 2011, we resolved a dispute with another carrier regarding primary-layer insurance coverage, which resulted in this carrier paying a settlement of $325,000 to Premix and Imperial. As part of the settlement, there is no longer coverage available under that disputed policy.  The receipt of the second settlement was recorded as income and reflected as litigation settlement in the accompanying statement of operations for the three months ended March 31, 2011.  Notwithstanding the foregoing, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

(14)

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

(b)

Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest of certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases that aggregated approximately $722,000 as of March 31, 2011 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to satisfy the amounts due on the respective equipment notes or the leases resulting in an obligation to the Company.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009. During the three month period ended March 31, 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of an additional loss contingency of $42,000.   No additional contingency was recorded during the three months ended March 31, 2011.  As of March 31, 2011 and December 31, 2010, there is a remaining liability balance of $209,000 and $221,000, respectively, which is included in accrued expenses and other liabilities related to these guarantees.

Due to the uncertainty of the market value of the collateralized assets or the amount of proceeds to be realized from the sale of such assets, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(15)

Employment Agreement

The Company has a one-year renewable employment agreement with its Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(16)

Business and Credit Concentrations

For the three months ended March 31, 2011 and 2010, two vendors in aggregate, accounted for approximately 31% and 38%, respectively, of total purchases related to continuing operations, and no single vendor accounted for more than 20% and 26%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 27% and 26% of the Company’s net sales from continuing operations during the three month periods ended March 31, 2011 and 2010, respectively. In addition, this customer’s accounts receivable represented 31% and 23% of total accounts receivable at March 31, 2011 and December 31, 2010, respectively. Another customer accounted for 13% of our net sales from continuing operations during the three months ended March 31, 2011 (sales to this customer were less than 10% of total net sales during the comparable 2010 period). This customer’s accounts receivable represented 11% and 17% of total accounts receivable at March 31, 2011 and December 31, 2010, respectively.

(17)

Related Party Transactions

We paid legal fees of $28,000 and $27,000 during the three months ended March 31, 2011 and 2010, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $21,000 and $7,000 at March 31, 2011 and December 31, 2010, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The husband of a member of our board of directors was an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. This individual terminated employment with that company during the first quarter of fiscal 2011. Premix had sales of $8,000 and $5,000 to this company during the three months ended March 31, 2011 and 2010, respectively.

The son of one of our Directors was recently employed by us as a salesman.  During the three months ended March 31, 2011, in accordance with our sales commission policies, we paid this individual combined salary and sales related expenses of $18,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the ability to obtain financing on terms satisfactory to us; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2010 Form 10-K Report and herein for a more complete description of risk factors.)

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

Critical Accounting Policies

The discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such condensed consolidated financial statements requires management to make estimates and assumptions. As with all estimates and assumptions, they are subject to an inherent degree of uncertainty. Management bases these estimates on historical estimates and assumptions on historical results and known trends, as well as, forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe the following critical accounting policies have a higher degree of judgment and complexity.

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

As discussed in Notes 4 and 6 of Notes to Condensed Consolidated Financial Statements, Just-Rite transferred all of its assets to the Assignee, including its accounts receivable, and we discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables, net of allowance for doubtful accounts, are included in “current assets held for sale by assignee” in our accompanying consolidated balance sheets.

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

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee, could be at amounts that are materially different than the carrying amounts reflected in the accompanying condensed consolidated financial statements.

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our condensed consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets which relate primarily to net operating loss carryforwards, will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against these net deferred tax assets as of March 31, 2011and December 31, 2010. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

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

We have experienced four consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. Based on data from the U.S. Census Bureau, after a modest increase of 10.2% in building permits for the construction of new residential units in Florida during the year ended December 31, 2010 compared to 2009, such building permits decreased 11.3% during the three months ended March 31, 2011 compared to the same period in 2010.  Building permits decreased 41.3% in 2009 as compared to 2008. Florida is our largest market, representing the majority of our consolidated net sales in 2011 and 2010.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 28, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of and for the three months ended March 31, 2011 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several steps that management hopes will be sufficient to allow us to continue as a going concern as described in Note 3 to the accompanying condensed consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations and Closed Facilities

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. We had previously closed certain Just-Rite distribution facilities prior to the Assignment. The Just-Rite distribution operations are accounted for as discontinued operations for the three months ended March 31, 2011and 2010. Just-Rite did not have any revenues during the three months ended March 31, 2011 and 2010. We had losses from discontinued operations of $111,000 and $353,000, or $0.04 and $0.14 per diluted share, for the three months ended March 31, 2011 and 2010, respectively.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Results of Operations

Three Months Ended March 31, 2011 compared to 2010

Net sales decreased approximately $115,000, or 6.1%, for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in sales was principally due to the continued slowdown in the residential and commercial construction markets in our principal trade areas and reduced demand for our products.

Gross profit on sales was $410,000 and $453,000 during the three months ended March 31, 2011 and 2010, respectively. Gross margin as a percentage of net sales in 2011decreased slightly to 23.1%, as compared to 24.0% for 2010, due primarily to a high proportion of fixed production costs in relation to a decline in production volume. Inflationary pressures have begun to impact certain raw materials costs, freight and fuel charges, and may result in reduced gross profit margins in the future.  We expect to experience continued lower levels of demand for our products and intense competitive conditions arising from the decline in construction activity and overall state of the economy. Subsequently, our competitors having excess capacity may cause pressure on our gross margins for the foreseeable future.

Selling, general and administrative (“SG&A”) expenses were consistent between the periods, amounting to $903,000 during the three months ended March 31, 2011 compared to $898,000 during the same period in 2010.  However, SG&A expenses as a percent of net sales was 51.0% for the first quarter of 2011 as compared to 47.6% for the same period in 2010 due to the decrease in net sales.

Operating loss was consistent between the periods, amounting to $493,000 and $487,000 during the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, we recognized a $325,000 gain on settlement of litigation against a former insurance carrier relating to policy coverage issues in prior policy years. See Note 14(a) of Notes to Condensed Consolidated Financial Statements.

As a result of the above factors, we had a net loss from continuing operations of $208,000, or $0.08 per diluted share, for the three months ended March 31, 2011 compared to $523,000, or $0.20 per diluted share, for the same period in 2010.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. We had closed certain Just-Rite distribution facilities in prior years. The Just-Rite distribution operations are accounted for as discontinued operations for the three months ended March 31, 2011 and 2010. Just-Rite did not have any revenues during the three months ended March 31, 2011 and 2010, respectively. We had losses from discontinued operations of $111,000 and $353,000, or $0.04 and $0.14 per diluted share, for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

At March 31, 2011, we had a working capital deficit of $2,816,000, compared to a working capital deficit of $2,560,000 at December 31, 2010.  Excluding the effects of the current assets and current liabilities of Just-Rite, we had working capital of $2,193,000 and $2,354,000 as of March 31, 2011 and December 31, 2010, respectively. Cash and cash equivalents increased to $1,643,000 as of March 31, 2011 compared to $1,379,000 as of December 31, 2010.  The increase in cash was due principally to receipt of collection of litigation settlements of $325,000 (recorded as income during the first quarter of 2011) and $500,000 (recorded in other current assets as of December 31, 2010), offset by cash outflows resulting from the loss from operations.

Net cash provided by operating activities was $271,000 during the three months ended March 31, 2011, compared to cash used in operations of $206,000 during the similar period in 2010. As discussed above, during the 2011 period we received a total of $825,000 in cash relating to litigation settlements.

Net cash used in investing activities was $5,000 and $24,000 during the three months ended March 31, 2011 and 2010, respectively, both amounts relating to purchases of property, plant and equipment.

Net cash used in financing activities was $2,000 and $98,000 during the three months ended March 31, 2011 and 2010, respectively. Net payments related to reduction of long-term debt were $2,000 during the 2011 period compared to $41,000 during the 2010 period.  Additionally, during the 2010 period we had an increase in restricted cash of $46,000.

Future Commitments and Funding Sources

Historically, our primary sources of cash were proceeds from sales to customers and a line of credit. On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the line of credit, and terminated the agreement effective May 11, 2010 (see Note 5 of Notes to Condensed Consolidated Financial Statements). We do not currently have a line of credit or other financing arrangement with a lender.  However, we believe we have sufficient cash on hand to meet our current operating needs without a line of credit.

The Assignee continues to experience difficulty collecting the remaining Just-Rite receivables transferred to the Assignee on June 11, 2009. As a result, all of Just-Rite’s accounts receivable have been fully reserved as of March 31, 2011, except for certain specific accounts where collection is deemed certain.

At March 31, 2011, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying condensed consolidated balance sheet was $1,026,000 and $5,052,000, respectively, associated with the Just-Rite discontinued operations. During the year ended 2009 and to a lesser extent during 2010, our stockholders’ equity was significantly impacted by Just-Rite’s losses (classified as loss from discontinued operations). Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s liabilities continue to be recorded at full historical value. As of March 31, 2011, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying condensed consolidated balance sheet was $4,026,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying condensed consolidated financial statements.

We presently are focusing our efforts on increasing Premix sales through geographic expansion, obtaining new product offerings, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives. We believe capital expenditures during the next twelve months could approximate up to $400,000 and will be funded primarily by our cash balances.   In the second quarter of fiscal 2011, we will be initiating a plan to convert to a new accounting software system.  We believe the new accounting software system will provide more timely management  reporting and aid production and inventory capabilities to better serve our customers..  The conversion is anticipated to cost approximately $135,000, of which approximately $80,000 of the capital expenditures will be financed with a commercial lender.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claim against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 14(a) of Notes to Condensed Consolidated Financial Statements.

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The industry in which the Company is operating has been impacted by a number of adverse factors over the past several years. As a result, the Company has incurred losses from continuing operations for the past four fiscal years. Our independent registered public accounting firm issued its report dated March 28, 2011, in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

•

We are investigating establishing arrangements with other manufacturers to produce and sell our products in additional geographic markets to increase sales.

•

We are also attempting to develop new product offerings as well as seeking new products to expand our product lines.

•

We hired two additional sales personnel during the latter part of fiscal 2010 in an effort to increase sales.

Based upon the steps outlined above being successful, we believe our cash on hand will provide sufficient cash to meet current obligations for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we continue to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, new financing will be available or that we could obtain any such financing on terms suitable to us. The extent and duration of the construction industry’s continued unfavorable conditions due to the unprecedented adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

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

b.

 Changes in internal control

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

See Notes to Condensed Consolidated Financial Statements, Note 14 (a), set forth in Part I Financial Information.

Item 1A.

Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

May 12, 2011