Form 10-Q
period 2011-06-30
IMPERIAL INDUSTRIES INC
filed 2011-08-12
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☑ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 month (or for such starter period that the registrant was required to submit and post such files Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 8, 2011: 2,558,335.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,326,000	$1,379,000
Trade accounts receivable, net	776,000	499,000
Inventories	954,000	967,000
Other current assets	42,000	543,000
Current assets held for sale by assignee	11,000	74,000
Total current assets	3,109,000	3,462,000

Property, plant and equipment, net	1,598,000	1,528,000
Assets held for sale by assignee	980,000	983,000
Other assets	150,000	144,000
Total assets	$5,837,000	$6,117,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$654,000	$430,000
Payable to former preferred stockholders	50,000	50,000
Accrued expenses and other liabilities	392,000	546,000
Current liabilities related to assets held for sale by assignee	5,085,000	4,988,000
Current portion of long-term debt	39,000	8,000
Total current liabilities	6,220,000	6,022,000

Long-term debt, less current maturities	109,000	23,000
Secured financing	1,119,000	1,119,000
Total liabilities	7,448,000	7,164,000

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Common stock, at par value	26,000	26,000
Additional paid-in capital	14,958,000	14,933,000
Accumulated deficit	(16,595,000)	(16,006,000)
Total stockholders’ equity (deficit)	(1,611,000)	(1,047,000)
Total liabilities and stockholders’ equity (deficit)	$5,837,000	$6,117,000

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$3,942,000	$4,568,000	$2,170,000	$2,681,000

Cost of Sales	2,814,000	3,249,000	1,452,000	1,815,000

Gross profit	1,128,000	1,319,000	718,000	866,000

Selling, general and administrative expenses	1,783,000	1,878,000	880,000	980,000

Accrued loss contingency	—	(32,000)	—	(74,000)

Operating loss	(655,000)	(527,000)	(162,000)	(40,000)

Other (expense) income
Interest expense	(78,000)	(71,000)	(40,000)	(37,000)
Litigation settlement	325,000	—	—	—
Miscellaneous expense	(4,000)	(2,000)	(2,000)	—
	243,000	(73,000)	(42,000)	(37,000)

Loss before income taxes	(412,000)	(600,000)	(204,000)	(77,000)

Income tax expense	—	—	—	—

Loss from continuing operations	(412,000)	(600,000)	(204,000)	(77,000)

Loss from discontinued operations, net of taxes	(177,000)	(360,000)	(66,000)	(7,000)

Net loss	$(589,000)	$(960,000)	$(270,000)	$(84,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.16)	$(0.24)	$(0.08)	$(0.03)
Loss from discontinued operations – basic and diluted	(0.07)	(0.14)	(0.03)	0.00
Net loss per share – basic and diluted	$(0.23)	$(0.38)	$(0.11)	$(0.03)

Weighted average shares outstanding - basic and diluted	2,558,335	2,550,460	2,558,335	2,550,460

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(589,000)	$(960,000)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	108,000	127,000
Amortization	1,000	2,000
(Recovery) provision for doubtful accounts	(15,000)	175,000
Share-based compensation	25,000	52,000
Gain on disposal of assets held for sale by assignee, net	—	(92,000)
Changes in operating assets and liabilities
Trade accounts receivable	(283,000)	(249,000)
Inventories	13,000	49,000
Other assets	494,000	48,000
Accounts payable	224,000	176,000
Accrued expenses and other liabilities	(154,000)	(154,000)
Income taxes receivable	—	1,610,000
Decrease in assets held for sale by assignee	87,000	665,000
Increase (decrease) in liabilities related to assets held for sale held by assignee	97,000	(283,000)
Net cash provided by operations	8,000	1,166,000

Cash flows from investing activities:
Purchase of property and equipment	(51,000)	(87,000)
Proceeds received from disposal of assets held for sale by assignee	—	554,000
Net cash (used in) provided by investing activities	(51,000)	467,000

Cash flows from financing activities:
Proceeds from notes payable line of credit	—	2,810,000
Repayment of notes payable line of credit	—	(2,890,000)
Repayment of long-term debt	(10,000)	(408,000)
Increase in restricted cash	—	(31,000)
Net cash used in financing activities	(10,000)	(519,000)

Net (decrease) increase in cash and cash equivalents	(53,000)	1,114,000
Cash and cash equivalents, beginning of period	1,379,000	523,000
Cash and cash equivalents, end of period	$1,326,000	$1,637,000

Supplemental disclosure of cash flow information:

Cash paid during the six months for interest	$78,000	$95,000

Cash refunded during the six months for income taxes	$—	$(1,610,000)

Non-cash investing and financing activities:
Capital lease obligations and equipment notes for new equipment	$127,000	$—

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the six and three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for future periods. The significant accounting principles used in the preparation of these unaudited interim condensed consolidated financial statements are the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)           Description of Business

Imperial Industries, Inc. (“Imperial”), through its wholly-owned subsidiaries, Premix-Marbletite Manufacturing Co. (“Premix”), Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc., collectively with Imperial (the “Company”, “we”, “us”, and “our”) are engaged in the manufacture and distribution of building materials to building materials dealers, contractors and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States. We have two facilities used for producing, marketing and distributing our manufactured products, as well as products purchased from other manufacturers.

The condensed consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Just-Rite, Premix, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 4). As a result, the remaining balances of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the June 30, 2011 and December 31, 2010 condensed consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related condensed consolidated statements of operations and cash flows include all Just-Rite business activity (liquidation of its assets) for all periods presented, which are reflected as Loss from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

 (3)          Going Concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The construction industry in which the Company is operating has been impacted by a number of adverse factors over the past four years. As a result, the Company has incurred losses during the six and three months ended June 30, 2011 and during each of the previous four years. Our independent registered public accounting firm issued its report dated March 28, 2011, in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

In order to address the need to satisfy our continuing obligations and realize our long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

(3)           Going Concern – (Continued)

•	We are continuing to evaluate and implement additional cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

•	We are making greater efforts to increase sales in additional geographic markets and we are investigating establishing arrangements with other manufacturers to produce and sell our products.

•	We are attempting to develop new product offerings as well as seeking new products from other manufacturers to expand our product lines.

•	We hired additional sales personnel during the latter part of fiscal 2010 in an effort to increase sales.

Based upon the steps outlined above being successful, we believe our cash on hand will provide sufficient cash to meet obligations for the next twelve months for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we continue to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

There can be no assurance that the above actions will be successful, that cash on-hand will provide sufficient cash to fund continuing operations, or that new financing will be available or that we could obtain any such financing on satisfactory terms. The extent and duration of the construction industry’s continued unfavorable conditions due to the adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

 (4)          Assignment for the Benefit of Creditors

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We have not operated any of the assets or the business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the six and three months ended June 30, 2011 and 2010 and all Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with existing creditors or (c) a court action granting Just-Rite relief from the creditor’s current claims, Just-Rite’s liabilities continue to be recorded at full historical value in our condensed consolidated financial statements as “Liabilities related to assets held for sale by assignee”.

As the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by the assignee, and the settlement of liabilities related to assets held for sale by the Assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying condensed consolidated financial statements.  The effects of any such differences are recorded in the period in which the amounts of the differences become known.

(5)	Terminated Line of Credit

On April 30, 2010, we fully repaid the remaining outstanding principal balance due under our line of credit (the “Line of Credit”), and the Line of Credit was terminated effective May 11, 2010. We no longer have a line of credit.

(6)	Discontinued Operations

Effective with the Assignment, we discontinued all of Just-Rite’s operations. The Assignee is winding down, selling and liquidating the assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with Just-Rite assets for the six and three months ended June 30, 2011 and 2010 were primarily generated from collections of Just-Rite’s fully reserved accounts receivable, as well as the sale of certain real property during the second quarter of 2010 (see Note 7). As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the six and three months ended June 30, 2011 and 2010.

Just-Rite did not have any sales during the six and three months ended June 30, 2011 or 2010.  Pretax losses, amounting to $177,000 and $66,000 during the six and three months ended June 30, 2011, and $360,000 and $7,000 during the six and three months ended June 30, 2010, were reported as discontinued operations.  No income taxes were allocated to these losses for any of the respective periods.

The carrying amount of the major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$11,000	$7,000
Accounts receivable, net of allowance for doubtful accounts of $2,408,000 and $2,429,000 as of June 30, 2011 and December 31, 2010, respectively	—	67,000
Total current assets held for sale by assignee	11,000	74,000

Property, plant and equipment, net of accumulated depreciation of $499,000 as of June 30, 2011 and December 31, 2010, respectively	943,000	943,000
Other assets	37,000	40,000
Total non-current assets held for sale by assignee	980,000	983,000
Total assets held for sale by assignee	$991,000	$1,057,000

Accounts payable and accrued expenses	$4,443,000	$4,346,000
Current portion of long-term debt	642,000	642,000
Total current liabilities related to assets held for sale by assignee	$5,085,000	$4,988,000

The Just-Rite assets are recorded at the lower of cost or market. The Assignee assisted the Company in determining the amount of the allowance for doubtful accounts on accounts receivables based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts since the commencement of the Assignment. As of June 30, 2011, the remaining balance in accounts receivable has been fully reserved due to substantial uncertainty regarding collectability.  Just-Rite recorded recovery of previously written off accounts receivable amounting to $24,000 and $2,000 during the six and three months ended June 30, 2011, respectively, and bad debt expense of $163,000 and $141,000 during the six and three months ended June 30, 2010, respectively, in connection with the Assignee’s collection efforts and allowance for doubtful accounts adjustments. Just-Rite incurred operating charges of $104,000 and $53,000 during the six and three months ended June 30, 2011, respectively, and $113,000 and $50,000 during the six and three months ended June 30, 2010, respectively, resulting from the Assignee’s efforts to liquidate assets. Interest charges and fees incurred by Just-Rite relating to a Line of Credit terminated during the second quarter of 2010 (see Note 5) were $77,000 and $40,000, respectively, during the six and three months ended June 30, 2010. Just-Rite recorded charges of $80,000 and $14,000 during the six and three months ended June 30, 2011, respectively, and $73,000 and $35,000 during the six and three months ended June 30, 2010, respectively, to increase accrued plant closure costs resulting from a reduction of estimated sub-lease income on noncancellable operating leases (further discussed below). In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000, resulting in a gain on the sale of $230,000 (see Note 7). In connection with this sale and other disposal transactions by the Assignee, Just-Rite recorded a net gain of $92,000 and $230,000, respectively, during the six and three months ended June 30, 2010 relating to disposals of property, plant and equipment.

(6)           Discontinued Operations – (Continued)

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. These repossessed assets and the related debt, continue to be recorded in our balance sheets as of June 30, 2011 and December 31, 2010  in Assets held for sale by assignee and Liabilities related to assets held for sale by assignee, respectively, since such lenders have not yet transferred title from Just-Rite and the related debt is still an obligation of Just-Rite. The aggregate net book value of these assets as of June 30, 2011 and December 31, 2010 was $397,000. See Note 17(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

Long-term debt owed by Just-Rite represents (i) amounts outstanding under various mortgage and equipment notes payable totaling $516,000 at June 30, 2011 and December 31, 2010, at various interest rates ranging from 6.87% to 8.0% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at June 30, 2011 and December 31, 2010, at various rates ranging from 7.75% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities.

As of June 30, 2011, Just-Rite had noncancellable lease commitments under operating leases amounting to $1,041,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. Included in Just-Rite’s accrued expenses as of June 30, 2011 and December 31, 2010 are accrued closure costs of $958,000 and $878,000, respectively, representing such future noncancellable commitment amounts less estimated sub-lease rental amounts.

Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) or a court action granting Just-Rite relief from the creditors’ claims, Just-Rite’s remaining liabilities continue to be recorded at full historical value.

(7)           Sale of Certain Assets – Discontinued Operations

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the six and three months ended June 30, 2010.

(8)           Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, and debt instruments included in other long-term debt. At June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Our debt obligations consist of promissory notes which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and our difficulty obtaining similar financing, we are unable, as of June 30, 2011 and December 31, 2010, to determine the fair value of our debt.

(9)           Trade Account Receivables

Trade accounts receivable consisted of the following at:

	June 30, 2011	December 31, 2010

Accounts receivable, gross	$824,000	$541,000
Allowance for doubtful accounts	(48,000)	(42,000)
	$776,000	$499,000

(10)         Inventories

Inventories, net, consisted of the following at:

	June 30, 2011	December 31, 2010
Raw materials	$468,000	$428,000
Finished goods	421,000	435,000
Packaging materials	106,000	145,000
	995,000	1,008,000
Allowance for obsolete and slow moving inventory	(41,000)	(41,000)
	$954,000	$967,000

(11)         Capitalized Software

During the second quarter of fiscal 2011, we began the implementation phase of a new accounting software system.  We will account for costs related to the software implementation pursuant to Financial Accounting Standards Board ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“FASB ASC 350-40”).  FASB ASC 350-40 provides for the capitalization of certain internal payroll and payroll-related costs and other costs that are directly related to the development of certain systems developed for the internal use of the Company.  All costs that are not capitalized under FASB ASC 350-40 are recorded as an operating expense as incurred.

As of June 30, 2011, approximately $113,000 of costs related to the software implementation project including related hardware costs were capitalized to property and equipment as assets not yet placed into service.  Of this amount, $87,000 was financed under a capital lease (see Note 13).  Under FASB ASC 350-40, interest costs incurred under the capital lease will be capitalized to property and equipment during the application development phase of the software implementation project.

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

Product warranty accrual activity was as follows:

	June 30,	December 31,
	2011	2010
Beginning balance	$76,000	$40,000
Warranty provision	14,000	68,000
Warranty payments	(11,000)	(32,000)
Ending balance	$79,000	$76,000

(13)         Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2011	December 31, 2010
Capitalized lease obligations, interest at various rates ranging from 10.1% to 13.4% per annum, principal and interest payable monthly expiring at various dates through August 2015	$109,000	$31,000
Equipment note payable, interest at 3.90% per annum, principal and interest payable monthly expiring in April 2016	39,000	—
	148,000	31,000
Less current maturities	(39,000)	(8,000)
Long-term portion	$109,000	$23,000

Long-term debt matures as follows:

Year ending December 31,	Amount

2011 (Remaining as of June 30, 2011)	$27,000
2012	52,000
2013	52,000
2014	31,000
2015 and thereafter	18,000
180,000
Less amount representing interest	(32,000)
148,000
Less current portion	(39,000)
Long-term portion	$109,000

(14)         Share-Based Compensation

We maintain a 2006 Stock Award and Incentive Plan (the “2006 Plan”).  On January 24, 2011, we issued options to purchase 19,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.35 per share.  The grant date fair value of the options issued was not material.

We recorded compensation expense of $25,000 and $10,000 for the six and three months ended June 30, 2011, respectively, and $52,000 and $40,000 during the six and three months ended June 30, 2010, respectively, associated with the granting of options and vesting of restricted stock.

2011 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life
Options outstanding at January 1, 2011	104,250	$0.52	4.03
Options Granted	19,000	0.35	4.63
Options Exercised	—	—	—
Options Cancelled	—	—	—
Options Outstanding at June 30, 2011	123,250	0.50	3.70
Options Vested at June 30, 2011	123,250	0.50	3.70
Options Exercisable at June 30, 2011	123,250	0.50	3.70

 (15)        Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss from continuing operations for all periods presented, all common stock equivalents were excluded from the diluted per share calculation for the six and three months ended June 30, 2011 and 2010 because their inclusion would have been anti-dilutive. There were 131,125 anti-dilutive common stock equivalents at June 30, 2011, consisting of 123,250 stock options with exercise prices of $0.35, $0.41 and $0.79 per share, and 7,785 shares subject to unvested restricted stock units.  There were 165,500 anti-dilutive common stock equivalents at June 30, 2010, consisting of 149,750 stock options that had exercise prices of $0.41, $0.79 and $12.06 per share, and 15,750 shares subject to unvested restricted stock units.

(16)         Stockholders’ Equity (Deficit)

(a)	Preferred stock

At June 30, 2011 and December 31, 2010, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)	Common stock

At June 30, 2011 and December 31, 2010, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,558,335 shares are issued and outstanding.

(17)         Commitments and Contingencies

(a)           Legal Proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties in eighteen claims (nine of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago. We believe that Premix and the Company have meritorious defenses to such claims. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers have been and continue to provide a defense to Premix and the Company under a reservation of rights in all of the asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier sought a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. We believed that we had meritorious defenses to these claims, and filed a counterclaim against the carrier for breach of contract. In December of 2010, Premix, Imperial and this carrier resolved their dispute, with the carrier paying a settlement of $500,000 to Premix and Imperial.  As part of the settlement, there is no longer coverage available under that disputed policy. The settlement was recorded as a receivable and included in other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2010, and as income reflected as litigation settlement during the fourth quarter of 2010.  We received actual payment of $500,000 during the first quarter of 2011.  During the first quarter of 2011, we resolved a dispute with another carrier regarding primary-layer insurance coverage, which resulted in this carrier paying a settlement of $325,000 to Premix and Imperial, which was recorded as income reflected as litigation settlement during the first quarter of 2011.  As part of the settlement, there is no longer coverage available under that disputed policy.  Notwithstanding the foregoing, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

(17)         Commitments and Contingencies – (Continued)

EIFS Litigation

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

Non-EIFS Stucco Litigation

Premix is a defendant in a lawsuit in Bay County, Florida brought by a subcontractor who applied Premix’s stucco product to a condominium. The condominium association brought suit against the general contractor (who in turn sued the subcontractor that is suing Premix) alleging certain construction defects to the property. This claim is subject to a $10,000 non-EIFS SIR, which has been exhausted by the Company.  The Company’s insurance carrier has confirmed that it will assume the defense of the claim, under a reservation of rights..

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

(b)           Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest of certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases that aggregated approximately $710,000 as of June 30, 2011 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale of certain pieces of equipment may not generate sufficient proceeds to satisfy the amounts due on the respective equipment notes or the leases resulting in an obligation to the Company.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009. During the six and three months ended June 30, 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of a reduction in loss contingency of $32,000 and $74,000, respectively. No additional contingency was recorded during the six and three months ended June 30, 2011.  As of June 30, 2011 and December 31, 2010, there is a remaining liability balance of $197,000 and $221,000, respectively, which is included in accrued expenses and other liabilities related to these guarantees.

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

(19)         Business and Credit Concentrations

For the six months ended June 30, 2011 and 2010, two vendors in aggregate, accounted for approximately 34% and 37%, respectively, of total purchases related to continuing operations, and no single vendor accounted for more than 24% and 27%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 29% of the Company’s net sales from continuing operations during the six months ended June 30, 2011 and 2010, respectively. In addition, this customer’s accounts receivable represented 30% and 23% of total accounts receivable at June 30, 2011 and December 31, 2010, respectively. Another customer accounted for 12% of our net sales from continuing operations during the six months ended June 30, 2011 (sales to this customer were less than 10% of total net sales during the comparable 2010 period). This customer’s accounts receivable represented 11% and 17% of total accounts receivable at June 30, 2011 and December 31, 2010, respectively.

 (20)         Related Party Transactions

We paid legal fees of $46,000 and $68,000 during the six months ended June 30, 2011 and 2010, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $17,000 and $7,000 at June 30, 2011 and December 31, 2010, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The husband of a member of our board of directors was an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. This individual terminated employment with that company during the first quarter of fiscal 2011. Premix had sales of $18,000 and $20,000 to this company during the six months ended June 30, 2011 and 2010, respectively.

The son of one of our Directors was recently employed by us as a salesman.  During the six months ended June 30, 2011, in accordance with our sales commission policies, we paid this individual combined salary and sales related expenses of $25,000.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: impairment of long-lived assets; the ability to collect accounts or notes receivable when due or within a reasonable period of time after they become due and payable; the ability to obtain financing on terms satisfactory to us; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2010 Form 10-K Report and herein for a more complete description of risk factors.)

These risks are not exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. We cannot predict such risks nor can we assess the impact, if any, of such risks on our business or the extent to which any risk or combination of risks may cause actual results to differ from those projected in any forward-looking statements. For example, financial results for any interim periods are not necessarily indicative of results to be expected for the full year, due in part to the effect weather can have on sales and production volume. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

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

As discussed in Notes 4 and 6 of Notes to Condensed Consolidated Financial Statements, Just-Rite transferred all of its assets to the Assignee, including its accounts receivable, and we discontinued operations of Just-Rite pursuant to the Assignment. Accordingly, the Assignee assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. The Just-Rite accounts receivables, net of allowance for doubtful accounts, are included in “current assets held for sale by assignee” in our accompanying condensed consolidated balance sheets.

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

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our condensed consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets which relate primarily to net operating loss carryforwards, will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against these net deferred tax assets as of June 30, 2011and December 31, 2010. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

General and Recent Developments

We are engaged in the manufacture and distribution of building materials to building materials dealers and to a lesser extent, contractors and sub-contractors, located primarily in the Southeastern United States, principally Florida, as well as in the Caribbean. We have two facilities through which we market our products. Our business is driven primarily by the level of residential and commercial construction activity in our trade markets, particularly in the state of Florida. The level of construction activity is dependent on many factors including, but not limited to, the general state of the economy, credit markets, population growth, job growth, inventory of available residential and commercial units, government growth policies and construction funding.

We have experienced four consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. Based on data from the U.S. Census Bureau, after a modest increase of 10.2% in building permits for the construction of new residential units in Florida during the year ended December 31, 2010 compared to 2009, such building permits decreased 4.1% during the six months ended June 30, 2011 compared to the same period in 2010.  Building permits decreased 41.3% in 2009 as compared to 2008. Florida is our largest market, representing the majority of our consolidated net sales in 2011 and 2010.

We operate in the residential and commercial construction industry which is down sharply over the last four years. As a result, our current business environment is depressed and we expect general construction activity to continue to be slow for the foreseeable future. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 28, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of and for the six and three months ended June 30, 2011 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several steps that management hopes will be sufficient to allow us to continue as a going concern as described in Note 3 to the accompanying condensed consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations and Closed Facilities

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. We had previously closed certain Just-Rite distribution facilities prior to the Assignment. The Just-Rite distribution operations are accounted for as discontinued operations for the six and three months ended June 30, 2011and 2010. Just-Rite did not have any revenues during the six and three months ended June 30, 2011 and 2010, nor do we anticipate Just-Rite having any revenue in the future.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

In April 2010, Just-Rite sold its real property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included as part of the loss from discontinued operations in the accompanying condensed consolidated statements of operations of the six and three months ended June 30, 2010.

Results of Operations

Six and Three Months Ended June 30, 2011 compared to 2010

Net sales decreased approximately $626,000, or 13.7%, for the six months ended June 30, 2011, and $511,000, or 19.1% for the second quarter of 2011, compared to the same periods in 2010. The decrease in net sales during the six and three months ended June 30, 2010 was primarily due to the continued slowdown in the residential and commercial construction markets in our principal trade areas and reduced demand for our products. As noted above, new building permits for the construction of new residential units in Florida have declined from 2010, and we believe many of our competitors have experienced similar decreases in sales.

Even with reduced net sales from 2010 to 2011, gross margins remained consistent during the comparable periods. Gross margin as a percentage of net sales was approximately 28.6% and 33.1%, for the six and three months ended June 30, 2011, compared to 28.9% and 32.3%, respectively, for the same periods in 2010. Our sales of certain non-manufactured products decreased by $192,000 and $102,000 during the six and three month periods of 2011.  We realize a lower gross margin on these products.  We expect to experience continued lower levels of demand for our products and intense competitive conditions arising from the continuing decline in construction activity and overall state of the economy. Subsequently, our competitors having excess capacity may cause pressure on our gross margins for the foreseeable future.

Selling, general and administrative (“SG&A”) expenses decreased $95,000 and $100,000, respectively, for the six and three months ended June 30, 2011, compared to the same periods in 2010. The decrease was primarily attributable to a reduction in professional fees including legal fees and audit related charges.  SG&A expenses as a percent of net sales was 45.20% and 40.6% for the six and three months ended June 30, 2011, respectively, compared to 41.1% and 36.6% for the same periods in 2010.   The increased SG&A expenses as a percentage of net sales in 2011 versus 2010 is due primarily to a reduction in net sales during the respective periods.

During the first quarter of 2010, we received a demand payment notice from a lender for settlement of certain obligations, resulting in an additional $42,000 of loss contingency expense during the quarter, relating to Imperial’s guarantees of certain Just-Rite debt (see Note 17(b) of Notes to Condensed Consolidated Financial Statements). During the second quarter of 2010, we negotiated a reduced settlement with the same lender, resulting in a reduction of $74,000, or a net reduction of $32,000 for the six month period of 2010, in the loss contingency.  We did not record any additions or reductions in the loss contingency during the six and three months ended June 30, 2011.

During the first quarter of 2011, we recognized a $325,000 gain on settlement of litigation against a former insurance carrier relating to policy coverage issues in prior policy years. See Note 17(a) of Notes to Condensed Consolidated Financial Statements for further discussion.

As a result of the above factors, we had a loss from continuing operations of $412,000 and $204,000, or $0.16 and $0.08 per diluted share, respectively, for the six and three months ended June 30, 2011 compared to a loss from continuing operations of $600,000 and $77,000, or $0.24 and $0.03 per diluted share, respectively, for the same periods in 2010.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 to the condensed consolidated financial statements. The Just-Rite distribution operations are accounted for as discontinued operations for the six and three months ended June 30, 2011 and 2010. Just-Rite did not have any revenues during the six and three months ended June 30, 2011 and 2010.  We had losses from discontinued operations of $177,000 and $66,000, or $0.07 and $0.03 per diluted share, respectively, for the six and three months ended June 30, 2011, compared to losses from discontinued operations of $360,000 and $7,000, or $0.14 and $nil per diluted share, respectively, for the same periods in 2010.

Liquidity and Capital Resources

At June 30, 2011, we had a working capital deficit of $3,111,000, compared to a working capital deficit of $2,560,000 at December 31, 2010. Excluding the effects of the current assets and current liabilities of Just-Rite, we had working capital of $1,963,000 and $2,354,000 as of June 30, 2011 and December 31, 2010, respectively.

Net cash provided by operating activities was $8,000 and $1,166,000 during the 2011 and 2010 six months periods, respectively. During the 2010 six month period we received cash of $1,610,000 from collection of an income tax refund.  During the 2011 six month period we collected $825,000 in cash from certain legal settlements (of which $500,000 was recorded as a miscellaneous receivable and included in other current assets at December 31, 2010) as further described in Note 17(a) of Notes to Condensed Consolidated Financial Statements.

Net cash used in investing activities was $51,000 during the 2011 six month period compared to cash provided by investing activities of $467,000 during the 2010 six month period.  During the 2010 six month period, Just-Rite received proceeds of $554,000 from the sale of real property in Tampa, Florida.

Net cash used in financing activities was $10,000 and $519,000 during the 2011 and 2010 six month periods, respectively.  Repayments of long-term debt were $408,000 during the 2010 six month period (including Just-Rite mortgage note payments by the Assignee related to the Tampa real property sale) compared to $10,000 during the 2011 six month period.  The 2010 six month period included $2,810,000 of borrowings and $2,890,000 of repayments under our Line of Credit.  On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit, and terminated the Line of Credit on May 11, 2010. We no longer have a line of credit.

During the second quarter of 2011, we entered into  $127,000 of capital lease obligations and notes payable for the acquisition of property, plant and equipment, which are not included as uses of cash in investing activities, or sources of cash in financing activities, but are reported as a supplemental disclosure in the accompanying Condensed Consolidated Statements of Cash Flows.

Future Commitments and Funding Sources

Historically, our primary sources of cash were proceeds from sales to customers and a line of credit. On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the line of credit, and terminated the agreement effective May 11, 2010 (see Note 5 of Notes to Condensed Consolidated Financial Statements). We do not currently have a line of credit or other financing arrangement with a lender.  However, we believe we have sufficient cash on hand to meet our operating needs for the next twelve months without a line of credit.

The Assignee continues to experience difficulty collecting the remaining Just-Rite receivables transferred to the Assignee on June 11, 2009. As a result, all of Just-Rite’s accounts receivable balances of $2,408,000 have been fully reserved as of June 30, 2011.  The Assignee is still pursuing collections of amounts due to Just-Rite, but there can be no assurance of any future collections of Just-Rite accounts receivable.

At June 30, 2011, the carrying amount of the remaining “Total assets held for sale by assignee” and the “Total liabilities related to assets held for sale by assignee” included in the accompanying condensed consolidated balance sheet was $991,000 and $5,085,000, respectively, associated with the Just-Rite discontinued operations. During the year ended 2009 and to a lesser extent during 2010 and 2011, our stockholders’ equity was significantly impacted by Just-Rite’s losses (classified as loss from discontinued operations). Since Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims, Just-Rite’s remaining liabilities continue to be recorded at full historical value. As of June 30, 2011, the excess of Just-Rite liabilities over Just-Rite assets held by the Assignee included in the accompanying condensed consolidated balance sheet was $4,094,000. Upon completion of the Assignment, we will record pre-tax earnings amounting to the excess, if any, of remaining liabilities extinguished over the carrying value of assets sold, which would positively impact our stockholders’ equity. It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts that are materially different than the carrying amounts reflected in the accompanying condensed consolidated financial statements.

We presently are focusing our efforts on increasing Premix sales through geographic expansion, developing new product offerings, eliminating overhead where possible, preserving liquidity and obtaining additional debt financing, as well as considering other strategic alternatives. We believe capital expenditures during the next twelve months could approximate up to $300,000 and will be funded primarily by our cash balances.

In the second quarter of fiscal 2011, we began the implementation phase of a new accounting software system.  We believe the new accounting software system will provide more timely management reporting and aid production and inventory capabilities to better serve our customers.  As of June 30, 2011, approximately $113,000 of costs related to the implementation project including related hardware costs were capitalized to property and equipment as assets not yet placed into service.  Of this amount, $87,000 was financed under a capital lease.  The conversion is anticipated to result in approximately $135,000 of capitalized costs upon completion.  Delays in the implementation of, or difficulties in the proper functioning of the new system, could result in unanticipated increased costs of the implementation and/or interruptions to our operations.

Beginning March 15, 2004, we were forced to renew our products liability coverage with an exclusion for EIFS exposure. Due to the uncertainty and unpredictability of litigation, there can be no assurances as to when or if any future uninsured claims may be filed, and if they are, to not be material. While we do not believe the outstanding insured EIFS claim against DFH will have a material effect on our financial position, there can be no assurance of this because of the uncertainty of litigation. See Note 17(a) of Notes to Condensed Consolidated Financial Statements.

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

In order to address the need to satisfy our continuing obligations and realize our long term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide us with the ability to continue as a going concern, including the following:

•	We are continuing to evaluate and implement additional cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

•	We are making greater efforts to increase sales in additional geographic markets and we are investigating establishing arrangements with other manufacturers to produce and sell our products.

•	We are attempting to develop new product offerings as well as seeking new products from other manufacturers to expand our product lines.

•	We hired additional sales personnel during the latter part of fiscal 2010 in an effort to increase sales.

Based upon the steps outlined above being successful, we believe our cash on hand will provide sufficient cash to meet obligations during the next twelve months for our operations and support the cash requirements of our capital expenditure programs to allow us to remain a going concern. While we presently do not have a line of credit or other financing arrangement and have sufficient cash balances to sustain operations for the immediate future, we intend to seek possible financing from other sources, primarily asset based lending opportunities, to generate additional funds for operations.

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

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes to Condensed Consolidated Financial Statements, Note 17(a), set forth in Part I Financial Information.

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

21	Subsidiaries of the Company. (Incorporated by reference to Form 10-K dated December 31, 2010, Exhibit 21)
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15D-14(A).
*31.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15D-14(A).
*32.1	Statement of the Company’s Chief Operating Officer/Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
*32.2	Statement of the Company’s Chief Financial Officer/Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

By:	/s/ Howard L. Ehler, Jr.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer/
Principal Financial Officer

August 12, 2011