Form 10-K
period 2011-12-31
IMPERIAL INDUSTRIES INC
filed 2012-03-29
CIK 49930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

The aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock ($.01 par value) on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) is: $1,486,846.

Number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding on March 20, 2012 is 2,566,210.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.                BUSINESS

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. When this report uses the words the “Company,” “we,” “us,” and “our,” they refer to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect accounts or notes receivable when due or within a reasonable period of time after they become due and payable; the ability to obtain and maintain adequate financing on terms satisfactory to the Company; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. See “Item 1A Risk Factors” for a more detailed discussion of some of the risks related to the Company and its business.

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

We are engaged in the manufacture and distribution of building materials through our wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”) to building materials dealers and others located primarily in Florida, and to a lesser extent, other states in the Southeastern United States and the Carribean. We have two facilities. One facility is used primarily for producing, marketing and distributing our manufactured products. The other facility is primarily used for marketing and distributing our manufactured products as well as products purchased from other manufacturers, in addition to manufacturing products.  Such products are sold to building materials dealers, contractors and others.

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

During the second quarter of 2006, residential construction demand began to be impacted by a number of adverse factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, residential construction activity, and applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006. Further, the significant decline in building permits in the Florida markets since 2006 indicates that future residential construction activity and demand for our products is expected to remain weak in such markets in 2012.

The challenging market conditions we faced in 2011 are continuing due generally to the following:

•	High levels of new and existing home inventory available for sale;

•	Low consumer confidence in the housing market;

•	Reduced home affordability and loss of jobs;

•	Contraction in the mortgage and credit markets.

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

Discontinued Operations and Closed Facilities

Until June 11, 2009, we were engaged in the distribution of building materials to builders, contractors and sub-contractors in the Southeastern United States through our wholly-owned subsidiary, Just-Rite Supply, Inc. (“Just-Rite”). The Just-Rite facilities formerly sold gypsum wallboard, roofing, stucco, insulation, doors, windows, lumber and other related products, as well as products manufactured by Premix. Prior to the discontinuance of operations, Just-Rite accounted for approximately 76% of our consolidated net sales in 2008, including Premix products sold through Just-Rite.

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We have not operated any of the assets or the business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations in 2011 and 2010. All Just-Rite assets are considered held for sale and are reported in the financial statements as “Assets held for sale by assignee”, and all Just-Rite liabilities are reported in the financial statements as “Liabilities related to assets held for sale by assignee”.

Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by Assignee, and the settlement of liabilities related to sale by Assignee could be at amounts materially different than the carrying amounts, as adjusted during the fourth quarter of 2011, reflected in the accompanying consolidated financial statements.  See Note 5 of Notes to the Consolidated Financial Statements.

Sales of Certain Assets

In April 2010, Just-Rite sold its property located in Tampa, Florida for net proceeds of $554,000. Just-Rite realized a gain of $230,000 from the sale of this parcel, which is included as part of the loss from discontinued operations in the statement of operations for the year ended December 31, 2010.

Premix

Premix, together with its predecessors, has been in business for approximately 50 years. The names “Premix” and “Premix-Marbletite” are among the registered trademarks of Premix. We believe the trade names of our manufactured products represent a substantial benefit to us because of industry recognition and brand preference. Premix manufactures swimming pool finishes, roof tile mortar, stucco and plaster coatings. The products manufactured by Premix basically are a combination of portland (or masonry) cement, sand, lime, marble and a plasticizing agent and other chemicals, including color-impregnating materials. The products are sold primarily to building materials distributors located primarily in Florida, and to a lesser extent, other states in the Southeastern United States and the Caribbean.

Premix has an exclusive license to manufacture and sell a roof tile mortar product throughout the State of Florida and certain foreign countries. To date, the majority of all roof tile mortar sales have been to customers in South Florida. We have expanded and are continuing to expand our marketing efforts for this product to other areas of Florida and other states in the Southern United States.

Growth Opportunities

While many industry forecasts do not indicate any material expected improvement in the construction industry in the near term, we are focusing our efforts on addressing new marketing opportunities, developing new products  and broadening our geographic reach for certain products, including establishing arrangements with other manufacturers to produce our products for sale in other markets. We are continually working with our customers in an effort to identify new products to increase the breadth of our product line to increase sales.

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

Sales and Marketing

Our sales and marketing strategy is to provide a wide range of products and superior service to our customers for the products we manufacture and distribute, as well as enlarging our product offerings through the development of new products, and to include additional complementary products and other building materials manufactured by other companies. The other building materials and complementary items are purchased by us and held in inventory, together with our manufactured products, for sale to customers. Currently, we are making an effort to extend our geographic territory and expand our product line at both of our facilities to increase sales by selling more products to existing customers and attracting new customers. Generally, sales orders are filled out of existing inventory within several days of receipt of the order. Our sales approach to the new and renovation construction markets is targeted at both the end user of our products, being primarily the contractor or subcontractor, and the distributor, principally building materials dealers who purchase products from us and sell to the end-user, and in some instances, retail customers.

While our manufactured products have typically been sold to distributors, we focus our marketing efforts on the contractor/sub-contractor end user to create a brand preference for our manufactured products. One customer accounted for 28% and 29%, and another customer accounted for 12% and 14%, of the Company’s net sales from continuing operations for 2011 and 2010, respectively. The majority of sales of our manufactured products are sold directly by Premix to building materials distributors.

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

Seasonality

The sale of our products in the construction market for the Southeastern United States is somewhat seasonal due in part to periods of adverse weather conditions, with a lower rate of sales historically occurring in the period December through February compared to the rest of the year.

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

Environmental Matters

Our operations are subject to various federal, state and local environmental laws and regulations in the normal course of our business. Although we believe that our manufacturing, handling, consuming, selling and disposing of our raw materials and products are in accordance with current environmental regulations, future developments could require us to make unforeseen expenditures relating to environmental matters. Increasingly strict environmental laws, standards and environmental policies may increase the risk of liability and compliance costs associated with our operations. Capital expenditures on environmental matters have not been material in past years, and expenditures for 2012 to comply with existing laws and regulations are also not expected to have a material effect on our financial position, results of operations or liquidity.

Employees

We had 25 full time employees at December 31, 2011. Employee relations are considered good and employees are not subject to any collective bargaining agreement.

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

We have experienced losses and negative cash flow in each of the past five years and expect to incur losses and negative cash flow in 2012.  Without additional financing in 2012,  it is not likely the Company will be able to continue operations in its current form.

We operate in the construction industry, which has been negatively impacted by economic conditions since 2007. As a result, the Company’s sales have continued to decline and the Company’s operations have generated negative cash flows since 2007. As of December 31, 2011, we had a cash balance of $636,000.  In 2011, we had negative cash flow of $743,000 which included receipt of $825,000 from settlements of litigation. Without the receipt of such proceeds from the settlement of litigation, our negative cash flow would have been $1,568,000. Unless sales increase in future periods, we will continue to incur negative cash flows and will not have sufficient cash to operate our business over the next 12 months unless we are able to obtain financing. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowing or other financings will be available to us in amounts sufficient to fund our needs, if at all. Any curtailment of operations, or reduction or delay in planned capital expenditures may materially and adversely affect our future revenue prospects.

In addition, we are guarantors of certain Just-Rite obligations, including obligations collateralized by assets being sold in the liquidation of that business through the Assignment process, and other obligations related to Just-Rite’s obligations under noncancellable lease agreements. To the extent the proceeds realized from the assets sold are less than the amount of the guaranteed obligations, or the amounts claimed by lessors are in excess of the amounts we have estimated, it will result in a remaining obligation for the Company. At this date, it is uncertain what the amount of any remaining obligation will be after the sale of those collateralized assets, and the final disposition of our guarantee obligations under the leases. Many of these factors are beyond our control.

Our business is dependent on demand for construction, renovation and repair of residential and commercial buildings. Such demand is influenced by changes in the overall condition of the U. S. economy including interest rates, job formation, consumer confidence and other important factors.

The building products industry is cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the residential and commercial construction markets. Prices for our products and services are affected by overall supply and demand in the market for our products and for our competitors’ products. The recent economic downturn has resulted in a prolonged period of weak demand and excess supply which has negatively affected our revenues and margins and adversely affected our liquidity, financial condition and operating results.  Any future economic downturn could have the same effect on us.

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

Beginning in the second quarter of 2006, residential construction demand began to be impacted by a number of factors, including higher interest rates, an increase in available inventory of unsold new and existing homes, and homebuilders reporting lower order rates for new homes. As a consequence, applications for building permits for new residential units, considered a strong sign for future construction activity, began to decline sharply in Florida in the last six months of 2006 and continued through 2009.  While there was a modest increase in building permits for the construction of new residential units in Florida during 2010 and 2011, our current business environment remains depressed and we expect general construction activity in our principal trade area to continue to be slow for the foreseeable future. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued its report dated March 29, 2012 in connection with the audit of our financial statements as of and for the year ended December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of and for the year ended December 31, 2011 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several responsive steps, as set forth in Note 2 to the accompanying consolidated financial statements appearing elsewhere in the Form 10-K, that management hopes will be sufficient to allow the Company to continue as a going concern and to improve our operating results and financial condition. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We remain liable on guarantees of certain obligations of Just-Rite related to specific underlying assets, including noncancellable lease agreements, that were used in Just-Rite’s former operations. To the extent the proceeds derived from the sale of such assets are less than those guaranteed obligations, or the amounts claimed by lessors are in excess of the amounts we have estimated we will be responsible for the short-fall. Such amount of these potential obligations cannot be determined until the assets are sold by the Assignee and the amount of deficiencies remaining to satisfy these obligations arising after said sale, if any, are known. During 2009, we established a loss contingency estimate of $529,000, of which, after subsequent settlement payments have been made for certain of the obligations, $172,000 remains in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 31, 2011. The accrued loss contingency will continue to be adjusted in future periods as more current information is obtained.

The loss of any of our largest customers could have a material adverse effect on our business, financial condition and results of operations.

One customer accounted for 28% and 29% of the Company’s net sales from continuing operations for 2011 and 2010, respectively. This customer’s accounts receivable represented 35% and 23% of total accounts receivable at December 31, 2011 and 2010, respectively. Another customer accounted for 12% and 14% of the Company’s net sales from continuing operations for 2011 and 2010, respectively. This customer’s accounts receivable represented 12% and 17% of total accounts receivable at December 31, 2011 and 2010, respectively. Although we expect these customers to remain for the foreseeable future, there can be no assurance that we will be able to retain them, or that we would be able to recruit additional key customers to replace the loss of these customers. The loss of these customers, or our inability to successfully develop relationships with additional key customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are currently obtainable from various sources and in sufficient quantities. However, from time to time it is possible we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations. In addition, we purchase products from many vendors under relationships that are terminable without cause or written notice which is customary in our industry. Any disruption in our sources of supply for raw materials or building materials could negatively impact our financial condition and results of operations. If shortages or disruptions in our supply of products from our vendors were to become severe and occur on a more frequent basis in the future, there could be a short-term adverse effect on our operations and a long-term adverse effect on our customer relationships and reputation if we were unable to obtain a sufficient allocation of products from other vendors. In addition, we have strategic relationships with several key vendors. In the event we are unable to maintain these relationships, we could lose some of the competitive advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition.

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

Our subsidiary, Premix, is a defendant (together with our parent Company in certain claims), together with non-affiliated parties, in sixteen  claims which allege bodily injury due to exposure to asbestos in products manufactured in excess of thirty (30) years ago. We believe we currently have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention. However, losses and expenses in excess of insurance coverage for the EIFS and asbestos product liability claims, as well as any uninsured lawsuits for EIFS product claims, in the future, could have a material adverse effect on our operating results and financial condition.  See Item 3. – Legal Proceedings and Note 15 of  Notes to Consolidated Financial Statements included elsewhere in the Report for further discussion of litigation matters.

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

As part of our growth strategy, we may add additional product lines or build additional plants. There are certain risks inherent in such growth strategy that could adversely affect our ability to achieve these objectives including, but not limited to the following:

•	The potential disruption of our business;

•	The uncertainty that new product lines will generate anticipated sales;

•	The diversion of resources and management’s time;

•	The difficulty of managing the operations of a larger company;

•	The risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

Pursuing our growth strategy may be required for us to remain competitive, but we may not be able to obtain financing, if necessary, to implement such strategy on favorable terms or at all. Future transactions may not improve the competitive position and business prospects as anticipated, and could reduce sales or profit margins, and, therefore, adversely affect our operating results and financial condition if they are not successful.

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
——————
(1)
In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sales-leaseback agreement. In connection with such closing, Premix entered into a five year lease. The lease contains two five year renewal options, and also provides the Company with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period.  As a result of the repurchase option, we accounted for the sale of the facility as a secured financing.  See Note 6 of Notes to the Consolidated Financial Statements included elsewhere in this Report.

We currently lease such properties from unaffiliated third parties. In the event we are unable to renew the above leases on acceptable terms, management believes there are other available facilities at each location and the cost of moving is not material other than the location for our manufacturing facility in Winter Springs, Florida.  The Winter Springs facility lease expires October 31, 2013 but contains lease purchase and renewal options, as described above.

Management believes that our facilities and equipment are well-maintained, in good operating condition and sufficient for its present operating needs.

ITEM 3.                LEGAL PROCEEDINGS

(a)         Legal Proceedings

                              Asbestos Litigation

Premix is a defendant together with non-affiliated parties in sixteen claims (eight of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  The table below lists each of these pending claims, in addition to the court in which the action is pending and the date that Premix and/or Imperial was served with the complaint.

STYLE OF CASE	COURT/TRIBUNAL	CASE NUMBER	DATE OF SERVICE OF COMPLAINT
Marilyn Adair v. Premix, et al	15th Judicial Circuit - Palm Beach County	07-9343	June 29, 2007
Elaine Legault v. Premix, et al(1)	13th Judicial Circuit - Hillsborough County	08-10789	June 23, 2008
Edward Pryzbyla v. Premix, et al	17th Judicial Circuit-Broward County	09-053844-07	November 4, 2009
Nancy Henley v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	09-27856	March 12, 2010
Bruce Weisemann v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-005365	March 17, 2010
Shirley Picklo v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-000262-07	April 21, 2010
Betty Trowsse v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-02779	May 5, 2010
Edward Evans v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-9106-CA-42	May 13, 2010
Herman Roberts v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-006329	July 2, 2010
Lawrence McFarlin v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-007786	August 5, 2010
Pauline Marley v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-17557-CA-42	August 6, 2010
Isabel Perry v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	10-23096	September 24, 2010
Craig Comes v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-014949	November 12, 2010
Claudia Fils-Aime v. Imperial, Premix, et al(1)	11th Judicial Circuit - Miami-Dade County	10-63197-CA-06	March 11, 2011
Hidelisa Cordovez v. Premix, et al(1)	11th Judicial Circuit - Miami-Dade County	11-08485-CA-24	April 13, 2011
Julius B. Sanders v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	11-016176	August 17, 2011
James R. Williams v. Premix, et al	13th Judicial Circuit - Hillsborough County	11-8564Z	November 2, 2011

(1)	During the first quarter of 2012 these cases were dismissed, which did not result in any additional costs to our insurance carriers or the Company.

The above chart depicts all asbestos cases that were pending against Premix and/or Imperial as of December 31, 2011.  During the first quarter of 2012, two additional asbestos claims were filed, including Timmy King v. Imperial, Premix et al., which claim was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Case No.: 12-0075.  Premix was served with a copy of the King Complaint on February 13, 2012, whereas Imperial was served with a copy of the King Complaint on February 20, 2012.   In addition, on March 14, 2012, Premix was named in an asbestos lawsuit filed in the District Court of Dallas County, Texas, in the matter of Alan J. Hantak, et al. v. ABB, Inc., Case No. 12-02936.  Premix has not yet been served with a copy of the Complaint in the Hantak matter.

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

           Other Litigation

Premix is a defendant in a lawsuit in Orange County, Florida brought by the parents of their minor daughter who was injured when she entered and hit the bottom of the swimming pool located at a resort in Orlando, Florida.  Plaintiffs allege claims against the owner, operator, and manager of the resort, as well as the landscape architect, pool contractor and various subcontractors that were allegedly involved in the construction and/or supply of materials utilized in the construction of the pool.  Notably, Plaintiffs did not seek to add Premix as a defendant until three (3) years after first filing suit against the other defendants named in the lawsuit.  Premix believes that it has meritorious defenses to Plaintiffs’ claims, including but not limited to the fact that Premix’s products may not have been used in the construction of the pool.  The Company’s carriers have retained counsel to defend Premix’s interests in this matter pursuant to policies of insurance that are not subject to SIR.

We are aggressively defending all of the lawsuits and claims described above, however, at the present time, we cannot assess the likely outcome or make an estimate of the possible loss, if any, related to these matters. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our operating results and financial condition, given the uncertainty and unpredictability of litigation, there can be no assurance that the ultimate resolution of such litigation would not have a material adverse effect.

We or our subsidiaries are also parties to other legal proceedings arising from time to time in the normal course of business.  While litigation is subject to inherent uncertainties, our management currently believes that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our common stock has been quoted on the Over-the-Counter Bulletin Board since January 27, 2010 under the symbol “IPII”.  Prior to that date our common stock was traded on the NASDAQ Capital Market.  The following table sets forth the high and low sales price per share for the common stock for each quarter during 2011 and 2010. Such quotations represent prices between dealers and do not include retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Fiscal 2011	High	Low

First Quarter	$0.81	$0.30
Second Quarter	1.01	0.40
Third Quarter	1.00	0.18
Fourth Quarter	0.70	0.20

Fiscal 2010	High	Low

First Quarter	$0.96	$0.25
Second Quarter	0.59	0.27
Third Quarter	0.55	0.21
Fourth Quarter	0.49	0.21

We have not paid any cash dividends on our Common Stock since 1980. We intend to retain earnings, if any, to finance the expansion of our business and do not anticipate paying any dividends in the foreseeable future. On March 20, 2012, the Common Stock was held by 525 stockholders of record.

As of March 20, 2012, the closing price of the Common Stock quoted on the Over-the-Counter Bulletin Board was $0.55 per share.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes information as of December 31, 2011 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
2006 Stock Award and Incentive Plan	123,250	$0.50	86,241
Equity compensation plans not approved by security holders	––	––	––
Total	123,250	$0.50	86,241

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

We have experienced five consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, after significant declines in building permits in the Florida market from the second half of 2006 and through 2009, there was a modest increase in permits for the construction of new residential units in Florida during 2010 and 2011.  Notwithstanding the modest increase in building permits the last two years, our current business environment continues to be depressed and we expect general construction activity to remain slow for the foreseeable future. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 29, 2012 in connection with the audit of our financial statements as of and for the year ended December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of and for the year ended December 31, 2011 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several steps that management hopes will be sufficient to allow the Company to continue as a going concern as described in Note 2 to the accompanying consolidated financial statements appearing elsewhere in this Form 10-K. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Notes 3 and 5 to the consolidated financial statements, we transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Since the date of the Assignment, the Assignee has assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. As further discussed in Note 5 of Notes to Consolidated Financial Statements, we wrote off the remaining accounts receivable against the allowance for doubtful accounts balance as of December 31, 2011 since the collectability of these balances cannot be reasonably assured.

Based on the above, Just-Rite wrote off the remaining accounts receivable with a gross balance of approximately $2,406,000 against the allowance for doubtful accounts balance as of December 31, 2011, resulting in no gain or loss.

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

As the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to assets held for sale by assignee, could be at amounts that are materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes using the liability method. This method requires that the deferred tax consequences of temporary differences between the amounts recorded in our Consolidated Financial Statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet. Estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of any operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. We believe that it is more likely than not that the amounts recorded as deferred income tax assets will not be recoverable through future taxable income generated by us. As a result, the Company recorded a 100% valuation allowance against our net deferred tax assets as of December 31, 2011. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law.

Results of Operations

Year Ended December 31, 2011 compared to 2010

Net sales decreased approximately $981,000, or 11.9%, during 2011 compared to 2010. The decrease in net sales was primarily due to the continued slowdown in the residential and commercial construction markets in our principal trade areas and reduced demand for our products. We believe many other companies in our industry have experienced similar declines in sales.

Gross margin as a percentage of net sales was approximately 26.8% for 2011 compared to 31.5% for 2010. The decrease in gross margin is primarily related to an increase in material costs for certain products, and higher unabsorbed overhead resulting from the decline in sales during 2011. We expect to experience continued lower levels of demand for our products and intense competitive conditions arising from the continuing decline in construction activity and overall state of the economy. Our competitors, having excess capacity, may cause pressure on our gross margins for the foreseeable future.

Selling, general and administrative (“SG&A”) expenses decreased $173,000 in 2011 compared to 2010. The decrease was primarily attributable to a decrease of $119,000 in professional fees including legal fees and audit related charges, a decrease in depreciation expense of $44,000 resulting from certain property and equipment becoming fully amortized, and a decrease of $84,000 in delivery and fuel related charges resulting from a reduction in net sales, offset by an increase of $51,000 in sales promotional and certain other sales related costs relating to increased efforts to promote products and expand geographical reach. There is no assurance that expenditures made to promote products and expand geographical reach will result in additional net sales. SG&A expenses as a percent of net sales was 46.9% in 2011 compared to 43.4% in 2010. The increased SG&A expenses as a percentage of net sales in 2011 versus 2010 are due primarily to a reduction in net sales.

During the first quarter of 2010, we received a demand notice from a lender for payment of certain obligations, resulting in an additional $42,000 of loss contingency expense during the quarter, relating to Imperial’s guarantees of certain Just-Rite debt (see Note 16(b) of Notes to Consolidated Financial Statements). During the second quarter of 2010, we negotiated a reduced settlement with the same lender, resulting in a reduction of $74,000, or a net reduction of $32,000 for 2010, in the loss contingency. We did not record any additions or reductions in the loss contingency during 2011.

Interest expense amounted to $181,000 and $141,000 during 2011 and 2010, respectively. Interest expense primarily consisted of rental payments and carrying value adjustments to the secured financing liability  related to a sale-leaseback transaction recorded in 2008 for our Winter Springs, Florida manufacturing facility.  Interest expense related to our Winter Springs, Florida manufacturing facility increased to $171,000 in 2011 compared to $137,000 in 2010.  The increase in 2011 was a result of a contractual adjustment related to a repurchase option on the facility and is tied to changes in the CPI index in the current period as compared to the CPI index in August 2008.

During the first quarter of 2011, we recognized a $325,000 gain on settlement of litigation against a former insurance carrier relating to policy coverage issues in prior policy years. During the fourth quarter of 2010, we recognized a $500,000 gain on settlement of litigation against another former insurance carrier relating to policy coverage issues in prior policy years. See Note 16(a) of Notes to Consolidated Financial Statements for further discussion.

As a result of the above factors, we had a loss from continuing operations of $1,310,000, or $0.51 per diluted share, in 2011 compared to a loss from continuing operations of $596,000, or $0.23 per diluted share, in 2010.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 3 of Notes to the Consolidated Financial Statements. The Just-Rite distribution operations are accounted for as discontinued operations in 2011 and 2010.  Just-Rite did not have any revenues during 2011 and 2010. We recorded income from discontinued operations of $4,063,000, or $1.59 per diluted share, in 2011, compared to a loss from discontinued operations of $638,000, or $0.25 per diluted share, in 2010.  The income from discontinued operations recognized in 2011 resulted from a non-cash net gain of $4,378,000 recorded during the fourth quarter of 2011 relating to adjustments to reduce the carrying value of certain assets and liabilities, as discussed below, offset by a loss of $315,000 incurred during the year related to the Assignee’s efforts to dispose of assets.

As further described in Note 5 of Notes to the Consolidated Financial Statements, during the fourth quarter of 2011, Just-Rite recorded adjustments, pursuant to the provisions of FASB ASC 450, Contingencies, to reduce the carrying value of certain assets to their estimated realizable value, and certain liabilities to their estimated amounts payable, resulting in a net non-cash gain of $4,378,000.  The adjustments resulted from management’s assessment during the fourth quarter of 2011, based on discussions with the Assignee and evaluation of other relevant facts and circumstances, that there is little, if any, likelihood that the Assignee will realize any further significant value from the disposal of these certain assets, and there is little likelihood, if any, of significant monies being available after liquidation of assets and finalization of the Assignment process, for Just-Rite to pay amounts due under these certain liabilities. The factors leading management to conclude during the fourth quarter of 2011 that these certain assets and liabilities required adjustments to carrying value as of December 31, 2011 consisted of the following:

●	Just-Rite had no cash as of December 31, 2011.

●	During the third and fourth quarters of 2011, the Assignee collected an insignificant amount of accounts receivable and has informed the Company that no further significant collections are expected.

●
The real property in Jacksonville, Florida, with a carrying value of $480,000, continues to have environmental issues that have precluded it from being sold, which has also prevented the Assignee from closing out the Assignment.  The ultimate resolution of the environmental issues cannot be determined as of December 31, 2011.   There is a mortgage payable on the property of $247,000 to be repaid upon the ultimate sale of the property.  In March 2012, Just-Rite leased the property to an unaffiliated third party for a one year period.  Annual rent for the property was $36,000, payable in equal monthly installments.  The tenant was given a $6,000 rent credit to cover the cost of certain repairs to the improvements on the property.  The tenant also has a right of first refusal to purchase the property for the purchase price of $650,000, which right may only be exercised within thirty days receipt of a No Further Action Letter from the State of Florida Department of Environmental Protection pertaining to the existing environmental issues on the property.  If the Tenant does not exercise the Right of First Refusal, the Tenant would be required to vacate the property within three months thereafter; provided, however, if there is more than three months remaining on the lease, the tenant would be permitted to remain for the duration of the lease term.

●
The only future funds expected to be received by Just-Rite relate to the ultimate sale, if any, of the Jacksonville, Florida real property and real property located in Mississippi with a carrying value of $66,000.  Upon realizing funds, if any, from the disposition of these assets, it is anticipated there will be little, if any, remaining funds for payment to secured and unsecured creditors after payment of the Jacksonville, Florida real property mortgage, except as noted below.

Based on the factors described above, Just-Rite wrote off the remaining accounts receivable with a gross balance of approximately $2,406,000 against the allowance for doubtful accounts balance as of December 31, 2011, resulting in no gain or loss. Certain property and equipment with a net book value of $396,000 was adjusted to a zero carrying value since there are underlying unpaid equipment notes payable related to the property and equipment, and thus no value is expected to be recovered.  The adjustments to asset carrying values resulted in a non-cash loss of $396,000 recorded during the fourth quarter of 2011.

Total liabilities related to assets held for sale included $3,603,000 of unsecured accounts payables and accrued expenses, $963,000 of noncancellable lease commitments under operating leases, and $396,000 of secured debt related to certain property and equipment that has been written off as discussed above.  The aggregate amount of these liabilities, amounting to $4,962,000, was adjusted to $188,000 as of December 31, 2011, representing the estimated excess funds that will be available to such creditors after liquidation of assets and less payment of the mortgage payable.  Of the $188,000 adjusted liability amount, $128,000 represents unpaid costs incurred after the Assignment date, resulting in a remaining recorded liability amount of $60,000 estimated as available to creditors for pre-assignment date liabilities.  This amount may be further reduced as additional costs are incurred to formally conclude the Assignment process. These adjustments to liability amounts resulted in a non-cash gain of $4,774,000 recorded during the fourth quarter of 2011.

The above liabilities exclude $147,000 pertaining to charges incurred by Imperial after the Assignment date on behalf of the Assignee. The amounts payable by Just-Rite to Imperial are eliminated in consolidation.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $681,000, compared to a working capital deficit of $2,560,000 at December 31, 2010. The working capital deficit in 2010 included a deficit amount of $4,914,000 representing the current assets and liabilities of Just-Rite.  During the fourth quarter of 2011, working capital increased by $4,774,000 relating to the non-cash adjustments to reduce the carrying values of certain assets and liabilities of Just-Rite.  Excluding the current assets and current liabilities of Just-Rite, we had working capital of $681,000 and $2,354,000 as of December 31, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was $580,000 during 2011, compared to net cash provided by operations of $814,000 during 2010. During 2010, we received cash of $1,610,000 from collection of an income tax refund. During 2011, we collected $825,000 in cash from certain legal settlements (of which $500,000 was recorded as an other receivable and included in other current assets at December 31, 2010) as further described in Note 16(a) of Notes to Consolidated Financial Statements.

Net cash used in investing activities was $133,000 during 2011, compared to net cash provided by investing activities of $435,000 during 2010.  Just-Rite received proceeds of $554,000 from the sale of real property in Tampa, Florida during 2010.

Net cash used in financing activities was $30,000 and $393,000 during 2011 and 2010, respectively. Repayments of long-term debt were $413,000 during 2010 (including Just-Rite mortgage note payments by the Assignee related to the Tampa real property sale) compared to $30,000 during 2011. We had $2,810,000 of borrowings and $2,890,000 of repayments under our Line of Credit during 2010. On April 30, 2010, we fully repaid the outstanding principal balance due under the Line of Credit, and terminated the Line of Credit on May 11, 2010. We no longer have a line of credit.

During 2011 and 2010, we entered into $127,000 and $30,000 of capital lease obligations and notes payable for the acquisition of property, plant and equipment, respectively, which are not included as uses of cash in investing activities, or sources of cash in financing activities, but are reported as a supplemental disclosure in the accompanying Consolidated Statements of Cash Flows.

Future Commitments and Funding Sources

Historically, our primary sources of cash were proceeds from sales to customers and a line of credit. On April 30, 2010, we fully repaid the remaining outstanding principal balance due under the line of credit, and terminated the agreement effective May 11, 2010 (see Note 4 of Notes to Consolidated Financial Statements). We do not currently have a line of credit or other financing arrangement with a lender.

As further discussed in Note 5 of Notes to Consolidated Financial Statements, during the fourth quarter of 2011 Just-Rite recorded adjustments, pursuant to the provisions of FASB ASC 450,Contingencies, to reduce the carrying value of certain assets and liabilities to their estimated realizable value, resulting in a net non-cash gain of $4,378,000.  The adjustments resulted from management’s assessment during the fourth quarter of 2011, based on discussions with the Assignee and evaluation of other relevant facts and circumstances, that there is little, if any, likelihood that the Assignee will realize any further value from the disposal of these certain assets, and there is little likelihood, if any, of any monies being available after liquidation of assets and finalization of the Assignment process, for Just-Rite to pay any amounts due under these certain liabilities, except as indicated. At December 31, 2011, the carrying value of “Total assets held for sale by assignee” prior to the carrying value adjustments was $978,000.  Just-Rite recorded adjustments to reduce the carrying value to $582,000, resulting in a non-cash loss of $396,000.  At December 31, 2011, the carrying value of “Total liabilities related to assets held for sale by assignee” prior to carrying value adjustments was $5,209,000.  Just-Rite recorded adjustments to reduce the carrying value to $435,000, resulting in a non-cash gain $4,774,000.  We did not receive any cash associated with the adjustments resulting in the net gain of $4,378,000 recorded in the Company’s financial statements.

Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts, as adjusted during the fourth quarter of 2011, reflected in the accompanying consolidated financial statements.

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

In the second quarter of fiscal 2011, we began the implementation phase of a new accounting software system. We believe the new accounting software system will provide more timely management reporting and aid production and inventory capabilities to better serve our customers. As of December 31, 2011, approximately $128,000 of costs related to the implementation project including related hardware costs were capitalized to property and equipment as assets not yet placed into service. Of this amount, $87,000 was financed under a capital lease. The conversion is anticipated to result in approximately $150,000 of capitalized costs upon completion. Delays in the implementation of, or difficulties in the proper functioning of the new system, could result in unanticipated increased costs of the implementation and/or interruptions to our operations.

The accompanying consolidated financial statements have been prepared and are presented assuming our ability to continue as a going concern. The industry in which we operate has been impacted by a number of adverse factors over the past several years. As a result, we have continued to incur losses from continuing operations for the past five fiscal years. Our independent registered public accounting firm issued its report dated March 29, 2012, in connection with the audit of our financial statements as of and for the year ended December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

•
We are making greater efforts to increase sales in additional geographic markets by seeking new distributors, and we are investigating establishing arrangements with other manufacturers to produce and sell our products in certain markets.

•	We are attempting to develop new product offerings as well as seeking new products from other manufacturers to expand our product lines.
•	We are making efforts to establish arrangements with prospective customers to manufacture various products for them under private label arrangements.

We presently do not have a line of credit or other financing arrangement and do not have sufficient cash balances to sustain operations for the next twelve months.  We are seeking possible financing from other sources, including but not limited to various equity and debt capital, to generate additional funds for operations.

There can be no assurance that the above actions will be successful.  Further, it is not expected that cash on-hand will provide sufficient cash to fund continuing operations or that new financing will be available, or that if available, on satisfactory terms. The extent and duration of the construction industry’s continued unfavorable conditions due to the adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Imperial Industries, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the industry in which the Company is operating has been impacted by a number of factors and accordingly, the Company has experienced a significant reduction in its sales volume. In addition, for the year ended December 31, 2011, the Company has a loss from continuing operations of approximately $1,310,000.  These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 29, 2012

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$636,000	$1,379,000
Trade accounts receivable, net	537,000	499,000
Inventories	688,000	967,000
Other current assets	69,000	543,000
Current assets held for sale by assignee	—	74,000
Total current assets	1,930,000	3,462,000

Property, plant and equipment, net	1,563,000	1,528,000
Assets held for sale by assignee	582,000	983,000
Other assets	155,000	144,000
Total assets	$4,230,000	$6,117,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$433,000	$430,000
Payable to former preferred stockholders	48,000	50,000
Accrued expenses and other liabilities	292,000	546,000
Current liabilities related to assets held for sale by assignee	435,000	4,988,000
Current portion of long-term debt	41,000	8,000
Total current liabilities	1,249,000	6,022,000

Long-term debt, less current maturities	87,000	23,000
Secured financing	1,146,000	1,119,000
Total liabilities	2,482,000	7,164,000
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued at December 31, 2011 and 2010	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,566,210 issued and outstanding at December 31, 2011 and 2,558,335 issued and outstanding at December 31, 2010	26,000	26,000
Additional paid-in capital	14,975,000	14,933,000
Accumulated deficit	(13,253,000)	(16,006,000)
Total stockholders’ equity (deficit)	1,748,000	(1,047,000)
Total liabilities and stockholders’ equity (deficit)	$4,230,000	$6,117,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Net sales	$7,248,000	$8,229,000

Cost of sales	5,303,000	5,640,000

Gross profit	1,945,000	2,589,000

Selling, general and administrative expenses	3,396,000	3,569,000

Accrued (recovery) loss contingency	—	(32,000)

Operating loss	(1,451,000)	(948,000)

Other (expense) income:
Interest expense	(181,000)	(141,000)
Litigation settlement	325,000	500,000
Miscellaneous expense	(3,000)	(7,000)
	141,000	352,000
Loss from continuing operations before income tax provision	(1,310,000)	(596,000)

Income tax provision	—	—

Loss from continuing operations	(1,310,000)	(596,000)

Income (loss) from discontinued operations, net of taxes	4,063,000	(638,000)

Net income (loss)	$2,753,000	$(1,234,000)

Income (loss) per Common Share:
Loss from continuing operations – basic and diluted	$(0.51)	$(0.23)
Income (loss) from discontinued operations – basic and diluted	1.59	(0.25)
Net income (loss) per share – basic and diluted	$1.08	$(0.48)

Weighted average shares outstanding – basic and diluted	2,559,090	2,551,129

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	2,550,460	$25,000	$14,862,000	$(14,772,000)	$115,000

Issuance of common stock	—	—	34,000	—	34,000

Restricted stock release	7,875	1,000	37,000	—	38,000

Net loss	—	—	—	(1,234,000)	(1,234,000)

Balance at December 31, 2010	2,558,335	$26,000	$14,933,000	$(16,006,000)	$(1,047,000)

Issuance of stock options	—	—	7,000	—	7,000

Restricted stock release	7,875	—	35,000	—	35,000

Net income	—	—	—	2,753,000	2,753,000

Balance at December 31, 2011	2,566,210	$26,000	$14,975,000	$(13,253,000)	$1,748,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,753,000	$(1,234,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	225,000	267,000
Amortization	2,000	3,000
Interest accretion on secured financing	27,000	(7,000)
(Recovery) provision for doubtful accounts	(5,000)	124,000
Recovery of loss contingency	—	(32,000)
Share-based compensation	42,000	71,000
Non-cash adjustments, net to the carrying value of assets held for sale by assignee and liabilities related to assets held for sale by assignee	(4,378,000)	196,000
Gain on disposal of assets held for sale by assignee, net	—	(155,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(56,000)	30,000
Inventories	279,000	(29,000)
Income tax receivable	—	1,610,000
Other current assets	461,000	(438,000)
Accounts payable	3,000	(184,000)
Payable to former preferred shareholders	(2,000)	—
Accrued expenses and other liabilities	(254,000)	4,000
Assets held for sale by assignee	101,000	735,000
Liabilities related to assets held for sale by assignee	222,000	(147,000)
Net cash (used in) provided by operating activities	(580,000)	814,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(133,000)	(119,000)
Proceeds received from sale of property and equipment	—	554,000
Net cash (used in) provided by investing activities	(133,000)	435,000
Cash flows from financing activities:
Proceeds from notes payable Line of Credit	—	2,810,000
Repayments of notes payable Line of Credit	—	(2,890,000)
Repayment of long-term debt	(30,000)	(413,000)
Decrease in restricted cash	—	100,000
Net cash used in financing activities	(30,000)	(393,000)
Net (decrease) increase in cash and cash equivalents	(743,000)	856,000
Cash and cash equivalents, beginning of year	1,379,000	523,000
Cash and cash equivalents, end of year	$636,000	$1,379,000
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$181,000	$165,000
Cash refunded during the year for income taxes	$—	$(1,610,000)
Non-cash investing and financing activities:
Capital lease obligations and equipment notes for new equipment	$127,000	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           The Company and Summary of Significant Accounting Policies

Imperial Industries, Inc. (“Imperial”) through its wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”), collectively with Imperial (the “Company”, “we”, “us”, and “our”) is primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities. The Company has three other subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc.  None of these subsidiaries have any operations.

A summary of the significant accounting policies followed by us in the preparation of our consolidated financial statements is presented below.

(a)           Consolidation

The consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 3). As a result, the remaining balances of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the December 31, 2011 and 2010 consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related consolidated statements of operations and cash flows include all Just-Rite business activity (liquidation of its assets) for all periods presented, which are reflected as Income (loss) from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

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

We place our cash with commercial banks. At December 31, 2011 and 2010, we had cash balances with banks in excess of Federal Deposit Insurance Corporation insured limits. Management believes the credit risk related to these deposits to be minimal.

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

As discussed in Notes 3 and 5, we transferred all assets of Just-Rite to the Assignee, including the Just-Rite accounts receivable, and discontinued operations of Just-Rite pursuant to the Assignment. Since the date of the Assignment, the Assignee has assisted our management in determining the amount of the allowance for doubtful accounts for the accounts receivables related to the former customers of Just-Rite based on the Assignee’s experience collecting receivables from liquidating assets of closed businesses and collection efforts of the Just-Rite accounts during the period of the Assignment. As further discussed in Note 5, the remaining balance in Just-Rite’s accounts receivable and allowance for doubtful accounts have been adjusted to zero value as of December 31, 2011 since the collectability of these balances cannot be reasonably assured.

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

There are no unrecognized tax benefits during fiscal years 2011 or 2010. We are no longer subject to U.S Federal or State tax examinations by tax authorities for the years before 2008 for Federal taxes and for the years before 2006 for State taxes.

Our policy for interest and penalties related to unrecognized tax benefits is to include interest expense and penalties in operating expenses for all periods presented. There are no accruals for the payment of interest and penalties at December 31, 2011 and 2010.

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

 (j)           Revenue recognition policy

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

(k)           Use of estimates

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

(l)           Fair value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, borrowings under a line of credit and debt instruments included in other long-term debt. At December 31, 2011 and 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Our debt obligations consist of promissory notes which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and our difficulty obtaining similar financing, we are unable, as of December 31, 2011 and 2010, to determine the fair value of our debt.

 (m)           Advertising and Promotional Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $9,000 for 2011 and 2010, and is included in selling, general and administrative expenses.

(n)           Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses. Shipping and handling fees charged to customers are recorded in revenue. Shipping and handling costs, included in selling, general and administrative expenses, were $606,000 and $655,000 for the years ended December 31, 2011 and 2010, respectively.

(1)           The Company and Summary of Significant Accounting Policies – (Continued)

(o)           Segment Reporting

For the years ended December 31, 2011 and 2010, management has determined that we operated in a single operating segment, manufacturing and distribution of building materials.

(p)           Litigation

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

(q)           Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. If such assets are considered to be impaired, the impairment to be recognized is the total by which the carrying amounts of the assets, if any, exceed the fair values determined using a discounted cash flow model. As of December 31, 2011 and 2010, an impairment analysis of the long-lived assets associated with our continuing operations was performed which resulted in no impairment charge.

(r)           Product Warranty

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

Product warranty accrual activity for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Beginning balance	$76,000	$40,000
Warranty provision	28,000	68,000
Warranty payments	(61,000)	(32,000)
Ending balance	$43,000	$76,000

(2)           Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The construction industry in which the Company is operating has been impacted by a number of adverse factors over the past four years. As a result, the Company has continued to incur losses from continuing operations for the years ended December 31, 2011 and December 31, 2010. Our independent registered public accounting firm issued its report dated March 29, 2012, in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

•
We are making greater efforts to increase sales in additional geographic markets by seeking new distributors, and we are investigating establishing arrangements with other manufacturers to produce and sell our products in certain markets.

•	We are attempting to develop new product offerings as well as seeking new products from other manufacturers to expand our product lines.

•	We are making efforts to establish arrangements with prospective customers to manufacture various products for them under private label arrangements.

We presently do not have a line of credit or other financing arrangement and do not have sufficient cash balances to sustain operations for the next twelve months.  Therefore, we are seeking possible financing from third party sources, including but not limited to various equity and debt capital, to generate additional funds for operations.

There can be no assurance that the above actions will be successful.  It is not expected that cash on-hand will provide sufficient cash to fund continuing operations through the remainder of 2012.  There is no assurance that new financing will be available or that if available on satisfactory terms. The extent and duration of the construction industry’s continued unfavorable conditions due to the adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(3)           Assignment for the Benefit of Creditors

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We have not operated any of the assets or the business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the years ended December 31, 2011 and 2010. All remaining Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts, as adjusted during the fourth quarter of 2011, reflected in the consolidated financial statements. See Note 5 for a discussion of the 2011 adjustment to the carrying value of certain assets and liabilities of Just-Rite.

(4)            Terminated Line of Credit

On April 30, 2010, we fully repaid the remaining outstanding principal balance due under our line of credit (the “Line of Credit”), and the Line of Credit was terminated effective May 11, 2010. We no longer have a line of credit.

(5)           Discontinued Operations

Effective with the Assignment, we discontinued all of Just-Rite’s operations, and Just-Rite became a non-operating subsidiary. The Assignee is winding down, selling and liquidating the assets for the benefit of creditors in accordance with the laws of the State of Florida. Cash proceeds associated with Just-Rite assets for the years ended December 31, 2011 and 2010 were primarily generated from collections of Just-Rite’s accounts receivable, as well as the sale of certain real property during the second quarter of 2010. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the years ended December 31, 2011 and 2010.

Just-Rite did not have any sales during 2011 or 2010. Pretax income (loss) amounted to $4,063,000 (including a net non-cash gain of $4,378,000 recorded during the fourth quarter of 2011), and ($638,000) during 2011 and 2010, respectively, and were reported as discontinued operations. No income taxes were allocated to these losses for any of the respective periods.

The carrying amount of the remaining major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that were transferred to the Assignee are as follows at December 31:

	2011	2010

Cash and cash equivalents	$—	$7,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $2,429,000 as of December 31, 2011 and 2010, respectively	—	67,000
Total current assets held for sale by assignee	—	74,000

Property, plant and equipment, at cost, net of accumulated depreciation of $48,000 and $499,000 at December 31, 2011 and 2010, respectively	546,000	943,000
Other assets	36,000	40,000
Total non-current assets held for sale by assignee	582,000	983,000
Total assets held for sale by assignee	$582,000	$1,057,000

Accounts payable and accrued expenses	188,000	4,346,000
Current portion of long term debt	247,000	642,000
Total current liabilities related to assets held for sale by assignee	$435,000	$4,988,000

During the fourth quarter of 2011, Just-Rite recorded adjustments, pursuant to the provisions of FASB ASC 450, Contingencies, to reduce the carrying value of certain assets to their estimated realizable value, and certain liabilities to their estimated amounts payable, resulting in a net non-cash gain of $4,378,000.  The adjustments resulted from management’s assessment during the fourth quarter of 2011, based on discussions with the Assignee and evaluation of other relevant facts and circumstances, that there is little, if any, likelihood that the Assignee will realize any further significant value from the disposal of these certain assets, and there is little likelihood, if any, of significant monies being available after liquidation of assets and finalization of the Assignment process, for Just-Rite to pay amounts due under these certain liabilities. The factors leading management to conclude during the fourth quarter of 2011 that these certain assets and liabilities required adjustments to carrying value as of December 31, 2011 consisted of the following:

(5)           Discontinued Operations – (Continued)

●	Just-Rite had no cash as of December 31, 2011.

●	During the third and fourth quarters of 2011, the Assignee collected an insignificant amount of accounts receivable and has informed the Company that no further significant collections are expected.

●
The real property in Jacksonville, Florida, with a carrying value of $480,000, continues to have environmental issues that have precluded it from being sold, which has also prevented the Assignee from closing out the Assignment.  The ultimate resolution of the environmental issues cannot be determined as of December 31, 2011.   There is a mortgage payable on the property of $247,000 to be repaid upon the ultimate sale of the property.  In March 2012, Just-Rite leased the property to an unaffiliated third party for a one year period.  Annual rent for the property was $36,000, payable in equal monthly installments.  The tenant was given a $6,000 rent credit to cover the cost of certain repairs to the improvements on the property.  The tenant also has a right of first refusal to purchase the property for the purchase price of $650,000, which right may only be exercised within thirty days receipt of a No Further Action Letter from the State of Florida Department of Environmental Protection pertaining to the existing environmental issues on the property.  If the Tenant does not exercise the Right of First Refusal, the Tenant would be required to vacate the property within three months thereafter; provided, however, if there is more than three months remaining on the lease, the tenant would be permitted to remain for the duration of the lease term.

●
The only future funds expected to be received by Just-Rite relate to the ultimate sale, if any, of the Jacksonville, Florida real property and real property located in Mississippi with a carrying value of $66,000.  Upon realizing funds, if any, from the disposition of these assets, it is anticipated there will be little, if any, remaining funds for payment to secured and unsecured creditors after payment of the Jacksonville, Florida real property mortgage, except as noted below.

Based on the factors described above, Just-Rite wrote off the remaining accounts receivable with a gross balance of approximately $2,406,000 against the allowance for doubtful accounts balance as of December 31, 2011, resulting in no gain or loss. Certain property and equipment with a net book value of $396,000 was adjusted to a zero carrying value since there are underlying unpaid equipment notes payable related to the property and equipment, and thus no value is expected to be recovered.  The adjustments to asset carrying values resulted in a non-cash loss of $396,000 recorded during the fourth quarter of 2011.

Total liabilities related to assets held for sale included $3,603,000 of unsecured accounts payables and accrued expenses, $963,000 of noncancellable lease commitments under operating leases, and $396,000 of secured debt related to certain property and equipment that has been written off as discussed above.  The aggregate amount of these liabilities, amounting to $4,962,000, was adjusted to $188,000 as of December 31, 2011, representing the estimated excess funds that will be available to such creditors after liquidation of assets and less payment of the mortgage payable.  Of the $188,000 adjusted liability amount, $128,000 represents unpaid costs incurred after the Assignment date, resulting in a remaining recorded liability amount of $60,000 estimated as available to creditors for pre-assignment date liabilities.  This amount may be further reduced as additional costs are incurred to formally conclude the Assignment process. These adjustments to liability amounts resulted in a non-cash gain of $4,774,000 recorded during the fourth quarter of 2011.

The above liabilities exclude $147,000 pertaining to charges incurred by Imperial after the Assignment date on behalf of the Assignee. The amounts payable by Just-Rite to Imperial are eliminated in consolidation.

Excluding the combined non-cash loss and non-cash gain described, which amounted to a net non-cash gain of $4,378,000, Just-Rite incurred a loss of $315,000 during 2011, compared to a loss of $638,000 during 2010, relating to the Assignee’s liquidation of assets.  The loss in 2010 is net of a gain of $230,000 realized upon the sale of real property located in Tampa, Florida for net proceeds of $554,000.

Certain vehicles and equipment, for which there remains debt outstanding, were repossessed by the lenders pending liquidation of the assets and settlement of the obligations. As discussed above, the carrying amounts of the repossessed assets and the related debt were adjusted to zero as of December 31, 2011. See Note 16(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

(5)           Discontinued Operations – (Continued)

Long-term debt owed by Just-Rite represented (i) amounts outstanding under various mortgage and equipment notes payable totaling $516,000 at December 31, 2011 and 2010, at various interest rates ranging from 6.87% to 8.0% per annum, and (ii) amounts outstanding under capitalized lease obligations amounting to $126,000 at December 31, 2011 and 2010, at various rates ranging from 7.75% to 8.0%. These notes payable and capitalized lease obligations are in default due to non-payment and/or as a result of the Assignment and, as a result, have been classified as current liabilities. As noted above, except for a mortgage payable of $247,000 relating to the Jacksonville, Florida real property, the remaining long-term secured debt amounts were adjusted to zero as of December 31, 2011.

As of December 31, 2011, Just-Rite had noncancellable lease commitments under operating leases amounting to $963,000, representing the aggregate of unpaid amounts under such leases from the date of Assignment through the respective lease termination dates. As noted above, the amounts payable under such lease commitments were adjusted to zero as of December 31, 2011.

Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts, as adjusted during the fourth quarter of 2011, reflected in the consolidated financial statements.

(6)           Sale-Leaseback of Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sale-leaseback agreement for the gross sales price of $1,290,000. We generated net cash of approximately $692,000 from the sale of the facility, after paying off the existing mortgages, closing costs and other adjustments. In connection with such closing, we entered into a five year lease for this property. The lease contains two five year renewal options, and also provides us with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period. The purchase price under the repurchase option includes adjustments based on increases in CPI, as well as a monthly credit of $621, from commencement date through closing of the option. Since we have an option to repurchase the property, the sale has been treated as a financing and the net sales proceeds of $1,134,000 were recorded as secured financing as of the date of the transaction, with adjustments to be recorded from period to period relating to the purchase price adjustments as noted above (offset to interest expense). The secured financing amount recorded was $1,146,000 and 1,119,000 as of December 31, 2011 and 2010, respectively, and will remain as a long-term obligation until the lease expires or the option to purchase is exercised. As a result, the property will remain an asset and will continue to be depreciated for financial statement purposes. The net book value of the property as of December 31, 2011 and 2010 is $166,000 and $100,000, respectively.

(7)           Trade Accounts Receivables

Trade accounts receivable consisted of the following at December 31:

	2011	2010
Accounts receivable, gross	$592,000	$541,000
Allowance for doubtful accounts	(55,000)	(42,000)
	$537,000	$499,000

(8)           Inventories

Inventories consisted of the following at December 31:

	2011	2010
Raw materials	$288,000	$428,000
Finished goods	292,000	435,000
Packaging materials	124,000	145,000
Gross inventory	704,000	1,008,000
Provision for obsolete and slow moving inventory	(16,000)	(41,000)
	$688,000	$967,000

(9)           Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2011	2010	Estimated useful life (years)
Land	$1,000	$1,000	—
Buildings and leasehold improvements	624,000	556,000	5 – 40
Machinery and delivery equipment	2,946,000	2,941,000	3 – 15
Vehicles	142,000	99,000	3 – 10
Furniture, fixtures, and data processing equipment	186,000	537,000	3 – 10
Assets not yet placed into service	128,000	—	—
	4,027,000	4,134,000
Less accumulated depreciation	(2,464,000)	(2,606,000)
	$1,563,000	$1,528,000

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

As of December 31, 2011, approximately $128,000 of costs related to the software implementation project including related hardware costs were capitalized to property and equipment as assets not yet placed into service.  Of this amount, $87,000 was financed under a capital lease (see Note 10).  Under FASB ASC 350-40, interest costs incurred under the capital lease will be capitalized to property and equipment during the application development phase of the software implementation project.

The net book value of property, plant and equipment pursuant to capital lease agreements aggregated $170,000 and $35,000 at December 31, 2011 and 2010, respectively.  Depreciation expense includes depreciation of property, plant and equipment pursuant to capital lease agreements.

(10)         Long-Term Debt

Long-term debt consisted of the following at December 31:

	2011	2010
Capitalized lease obligations, interest at various rates ranging from 11.9% to 13.4% per annum, principal and interest payable monthly expiring at various dates through August 2015	$94,000	$31,000

Equipment notes payable, interest at 3.9% per annum, principal and interest payable monthly expiring in April 2016	34,000	—
	128,000	31,000
Less current maturities	(41,000)	(8,000)
Long-term portion	$87,000	$23,000

Long-term debt matures as follows:

Year ending December 31,	Amount
2012	$52,000
2013	52,000
2014	31,000
2015	14,000
2016	3,000
152,000
Less amount representing interest	(24,000)
128,000
Less current portion	(41,000)
Long-term portion	$87,000

(11)         Income Taxes

Deferred tax assets and liabilities consisted of the following at December 31:

	2011	2010
Allowance for doubtful accounts	$20,000	$16,000
Inventory reserve	6,000	16,000
Closure costs	—	273,000
Loss contingency	64,000	83,000
Other	32,000	21,000
Current deferred tax asset	122,000	409,000
Valuation allowance	(122,000)	(409,000)
Net current deferred tax asset	$—	$—

	2011	2010
State net operating loss carryforward	$520,000	$465,000
Federal net operating loss carryforward	821,000	314,000
Tax credit carryforwards	120,000	120,000
Share-based compensation	104,000	89,000
Property, plant and equipment	(148,000)	353,000
Other	6,000	5,000
Long term deferred asset	1,423,000	1,346,000
Valuation allowance	(1,423,000)	(1,346,000)
Net long-term deferred tax asset	$—	$—

(11)         Income Taxes – (Continued)

The difference between the statutory rate of 34% and the effective rate of 0% for 2011 and 2010, respectively, is primarily related to the change in the valuation allowance.

The Company had a net operating loss for the year ended December 31, 2009 and carried back the 2009 taxable loss resulting in a federal tax refund of approximately $1,610,000 which was recorded as an Income Tax Receivable in 2009 and received in April 2010. As of December 31, 2011, the Company has a federal net operating loss carryforward of approximately $2,416,000 which begins expiring in 2028, and State net operating loss carryforwards of approximately $13,627,000 which begin expiring in 2022. In 2010, the federal net operating loss carryforward was reduced by approximately $5.6 million as a result of the Company’s election to not defer the $5.6 million of cancellation of debt income related to Just-Rite. Due to the cumulative losses over the past five years, the Company believes it is more likely than not that the deferred tax assets will not be realized. As a result, the Company has recorded a full valuation allowance on its current and noncurrent net deferred tax assets. The valuation allowance decreased by $210,000 and $1,677,000 during 2011 and 2010, respectively.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

(12)         Capital Stock

(a)        Common Stock

At December 31, 2011 and 2010, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,566,210 and 2,558,335, respectively, shares were issued and outstanding.

In 2011 and 2010, we issued 7,785 shares of common stock in connection with the vesting of restricted stock units.  As of December 31, 2011, we no longer have any restricted stock units outstanding.

 (b)       Preferred Stock

At December 31, 2011 and 2010, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(13)         Share-Based Compensation

We have a 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan includes the following equity compensation awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) other awards based in common stock; (vi) dividend equivalents; (vii) performance shares or other stock-based performance awards; (viii) cash-based performance awards tied to achievement of specific performance objectives; and (ix) shares issuable in lieu of rights to cash compensation.

The 2006 Plan provides for 209,491 shares of common stock available for equity awards including shares that became available under previous plans (plus additional shares that may be available due to cancellation of options). The 2006 Plan is administered by the Board’s Compensation and Stock Option Committee (the “Committee”), which is comprised of three non-employee directors. The Committee determines who is eligible to participate and the number of shares for which awards are to be granted.

In November 2011 and 2010, an aggregate 7,875 shares in each period, respectively, of common stock were issued upon vesting of an equivalent restricted stock unit.  As of December 31, 2011, there are no restricted stock units outstanding.  Share-based compensation expense related to the restricted stock units was $35,000 and $38,000 for 2011 and 2010, respectively.

(13)         Share-Based Compensation – (Continued)

In January 2011, we issued options to purchase 19,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.35 per share.  In June 2010, we re-priced options to purchase 19,000 shares of common stock previously outstanding which had an exercise price of $0.79 per share. The new exercise price is $0.41 per share and the options were exercisable immediately. The grant date fair value of the re-priced options was not material.  These options expired in December 2010. In June 2010, we issued options to purchase 73,000 shares of common stock. These stock options have a five-year term, vested 100% upon grant and have an exercise price of $0.41 per share.

The weighted average fair value of stock options granted during 2011 and 2010 were $0.35 and $0.41 per share, respectively, at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2011 and 2010, respectively; no expected dividend yield; expected volatility of 441% and 365%; risk free interest rate of 2.03% and 2.04%; and an expected option life of 4 years for each period. The expected volatility was determined based primarily on the historical volatility of the Company’s common stock over a period commensurate with the expected term of the stock options.

The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The estimated expected option life is based primarily on historical employee exercise patterns. The Company issues new shares as shares are required to be delivered upon exercise of all outstanding stock options.  We recorded share-based compensation expense of $8,000 and $34,000 during 2011 and 2010, respectively, in connection with the issued and re-priced options.

At December 31, 2011, there were 86,241 shares remaining available for awards under the 2006 Plan.  There is no future share-based compensation related to previous awards under the 2006 Plan.

A summary of the option activity under our stock option plans as of December 31, 2011 and 2010 are presented in the following table:

	Number of Options		Weighted-Average Exercise Price Per Share
	2011	2010	2011		2010
Options outstanding at January 1	104,250	93,000	$0.52	*	$2.30
Granted	19,000	73,000	$0.35		$0.41
Exercised	—	—	—		$—
Forfeited or expired	—	(61,750)	$—		$2.95
Options outstanding at December 31	123,250	104,250	$0.50		$0.52	*
Vested at December 31	123,250	104,250	$0.50		$0.52	*
Exercisable at December 31	123,250	104,250	$0.50		$0.52	*

———————
*	This weighted-average exercise price reflects re-pricing during 2010 of previously issued options to purchase 19,000 shares of common stock.

At December 31, 2011, there was approximately $9,000 of intrinsic value relating to vested or exercisable options to purchase 92,000 shares of the Company’s common stock.  At December 31, 2010 there was no intrinsic value in vested or exercisable stock options outstanding since the respective exercise prices exceeded the Company’s stock price on such respective dates.

Weighted average information of stock options outstanding, vested and exercisable at December 31, 2011 was as follows:

Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
31,250	1.83	$0.79
73,000	3.52	$0.41
19,000	4.12	$0.35

(13)         Share-Based Compensation – (Continued)

All restricted stock units granted and outstanding under our 2006 Plan were valued at $3.66 per share, which was based on the price of the Company’s common stock at the grant date. A summary of the nonvested restricted stock activity as of December 31, 2011 and 2010 is presented in the following table:

	2011	2010
Nonvested restricted stock outstanding at January 1	7,875	15,750
Granted	—	—
Vested	(7,875)	(7,875)
Forfeited	—	—
Nonvested restricted stock outstanding at December 31	—	7,875

(14)         Basic and Diluted (Loss) Earnings Per Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the years ended December 31, 2011 and 2010 because their inclusion would have been anti-dilutive. There were 123,250 anti-dilutive common stock equivalents at December 31, 2011, consisting of stock options that had exercise prices of $0.35, $0.41 and $0.79 per share. There were 112,125 anti-dilutive common stock equivalents at December 31, 2010, consisting of 104,250 stock options that had exercise prices of $0.41 and $0.79 per share, and 7,875 shares of unvested restricted stock.

(15)         Related Party Transactions

We paid legal fees of $100,000 and $133,000 during 2011 and 2010, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $5,000 and $7,000 at December 31, 2011 and 2010, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The husband of a member of our board of directors was an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. This individual terminated employment with that company during the first quarter of fiscal 2011. Premix had sales of $27,000 and $58,000 to this company during 2011 and 2010, respectively.

The son of one of our Directors was employed by us as a salesman commencing in the latter part of 2010.  During 2011, in accordance with our sales commission policies, we paid this individual combined salary and sales related expenses of $29,000.  This individual terminated his employment with the Company during the third quarter of 2011.

(16)         Commitments and Contingencies

(a)        Legal Proceedings

  Asbestos Litigation

Premix is a defendant together with non-affiliated parties in sixteen claims (eight of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  The table below lists each of these pending claims, in addition to the court in which the action is pending and the date that Premix and/or Imperial was served with the complaint.

STYLE OF CASE	COURT/TRIBUNAL	CASE NUMBER	DATE OF SERVICE OF COMPLAINT
Marilyn Adair v. Premix, et al	15th Judicial Circuit - Palm Beach County	07-9343	June 29, 2007
Elaine Legault v. Premix, et al(1)	13th Judicial Circuit - Hillsborough County	08-10789	June 23, 2008
Edward Pryzbyla v. Premix, et al	17th Judicial Circuit-Broward County	09-053844-07	November 4, 2009
Nancy Henley v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	09-27856	March 12, 2010
Bruce Weisemann v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-005365	March 17, 2010
Shirley Picklo v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-000262-07	April 21, 2010
Betty Trowsse v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-02779	May 5, 2010
Edward Evans v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-9106-CA-42	May 13, 2010
Herman Roberts v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-006329	July 2, 2010
Lawrence McFarlin v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-007786	August 5, 2010
Pauline Marley v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-17557-CA-42	August 6, 2010
Isabel Perry v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	10-23096	September 24, 2010
Craig Comes v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-014949	November 12, 2010
Claudia Fils-Aime v. Imperial, Premix, et al(1)	11th Judicial Circuit - Miami-Dade County	10-63197-CA-06	March 11, 2011
Hidelisa Cordovez v. Premix, et al(1)	11th Judicial Circuit - Miami-Dade County	11-08485-CA-24	April 13, 2011
Julius B. Sanders v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	11-016176	August 17, 2011
James R. Williams v. Premix, et al	13th Judicial Circuit - Hillsborough County	11-8564Z	November 2, 2011

(1) During the first quarter of 2012 these cases were dismissed, which did not result in any additional costs to our insurance carriers or the Company.

16)           Commitments and Contingencies – (Continued)

The above chart depicts all asbestos cases that were pending against Premix and/or Imperial as of December 31, 2011.  During the first quarter of 2012, two additional asbestos claims were filed, including Timmy King v. Imperial, Premix et al., which claim was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Case No.: 12-0075.  Premix was served with a copy of the King Complaint on February 13, 2012, whereas Imperial was served with a copy of the King Complaint on February 20, 2012.   In addition, on March 14, 2012, Premix was named in an asbestos lawsuit filed in the District Court of Dallas County, Texas, in the matter of Alan J. Hantak, et al. v. ABB, Inc., Case No. 12-02936.  Premix has not yet been served with a copy of the Complaint in the Hantak matter.

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

Other Litigation

Premix is a defendant in a lawsuit in Orange County, Florida brought by the parents of their minor daughter who was injured when she entered and hit the bottom of the swimming pool located at a resort in Orlando, Florida.  Plaintiffs allege claims against the owner, operator, and manager of the resort, as well as the landscape architect, pool contractor and various subcontractors that were allegedly involved in the construction and/or supply of materials utilized in the construction of the pool.  Notably, Plaintiffs did not seek to add Premix as a defendant until three (3) years after first filing suit against the other defendants named in the lawsuit.  Premix believes that it has meritorious defenses to Plaintiffs’ claims, including but not limited to the fact that Premix’s products may not have been used in the construction of the pool.  The Company’s carriers have retained counsel to defend Premix’s interests in this matter pursuant to policies of insurance that are not subject to SIR.

We are aggressively defending all of the lawsuits and claims described above, however, at the present time, we cannot assess the likely outcome or make an estimate of the possible loss, if any, related to these matters. While we do not believe the ultimate resolution of these aforementioned claims will have a material adverse effect on our operating results and financial condition, given the uncertainty and unpredictability of litigation, there can be no assurance that the ultimate resolution of such litigation would not have a material adverse effect.

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

(b)        Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest on certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases.  These obligations aggregated approximately $684,000 as of December 31, 2011 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations. We believe the sale or disposition of certain pieces of equipment may not generate sufficient proceeds to satisfy the amounts due on the respective equipment notes or the leases resulting in a remaining obligation for the Company.  As further discussed in Note 5, Just-Rite wrote down certain obligations related to property and equipment to zero during the fourth quarter of 2011 since it is not anticipated that there will be any remaining funds available by Just-Rite upon finalization of the Assignment process to pay these obligations.

Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009. During 2010, the re-assessment of certain guaranteed debt obligations resulted in the recording of a reduction in loss contingency of $32,000.  No additional contingency was recorded during 2011.  As of December 31, 2011 and 2010, there is a remaining liability balance related to these guarantees of $172,000 and $221,000, respectively, which is included in accrued expenses and other liabilities.

Due to the uncertainty of the market value of the collateralized assets or the amount of proceeds to be realized from the sale of such assets, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(c)        401(k) Plan

We have a profit sharing retirement plan for our employees that is qualified under Section 401(k) of the Internal Revenue Code. We made matching contributions based on a percentage of eligible employee compensation deferrals. The aggregate matching contribution to the plan was approximately $11,000 and $5,000 during 2011 and 2010, respectively.  We made matching contributions only during the third and fourth quarters of 2010 and during all four quarters of 2011.

(d)         Lease Commitments

Certain property, plant and equipment were leased by us under long-term leases which contain provisions for fixed rental increases. For all noncancellable operating leases, future minimum lease commitments consisted of the following at December 31:

Amount*
2012	$216,000
2013	173,000
2014	21,000
2015	21,000
2016	5,000
$436,000

———————
*	Amounts relating to the Winter Springs facility are recorded as interest expense (see Note 6).

Rent expense for warehouses, distribution facilities, manufacturing plants and the corporate office incurred under operating leases was $209,000 and $239,000 for 2011 and 2010, respectively.

In addition, rental amounts incurred for the Winter Springs facility and recorded as interest expense amounted to $174,000 and $138,000 for 2011 and 2010, respectively. See Note 6.

See Note 5 for discussion of Just-Rite noncancellable operating lease commitments.

(17)         Employment Agreement

We are party to a one-year renewable employment agreement with our Chief Operating Officer which provides the executive with an annual base salary plus a severance amount upon a change in control, as defined in the agreement.

(18)         Business and Credit Concentrations

During 2011 and 2010, two vendors in aggregate, accounted for approximately 33% and 26% of total purchases related to continuing operations, and no single vendor accounted for more than 24% and 17%, respectively, of our purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair our ability to compete effectively. One customer accounted for 28% and 29% of our net sales from continuing operations for 2011 and 2010, respectively. Accounts receivable from this customer represented 35% and 23% of total accounts receivable at December 31, 2011 and 2010, respectively. Another customer accounted for 12% and 14% of our net sales from continuing operations during 2011 and 2010, respectively. Accounts receivable from this customer represented 12%  and 17% of total accounts receivable at December 31, 2011 and 2010, respectively.

(19)         Payable to Former Preferred Stockholders

As a result of the consummation of the December 31, 1998 merger with our wholly-owned subsidiary, we have a non-interest bearing payable to former preferred stockholders who have not yet tendered their shares as required by the terms of such merger. Amounts payable to former preferred stockholders on our consolidated balance sheets are $48,000 and $50,000 at December 31, 2011 and 2010, respectively.

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

Our management, under the supervision of our Principal Executive and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report (“Evaluation Date”). Management has concluded that our disclosure controls and procedures were effective as of December 31, 2011. Such controls and procedures are intended to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

b.	Changes in internal controls

There were no changes in our internal controls that occurred in the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of the Company’s Principal Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position with Company
S. Daniel Ponce(1)	63	Chairman of the Board
Lisa M. Brock(1)	53	Vice Chairman of the Board, Chief Operating Officer of Premix and Vice President of Just-Rite
Milton J. Wallace(2)	76	Director
Morton L. Weinberger, CPA(2)	82	Director
Howard L. Ehler, Jr.(3)	68	Director, Principal Executive Officer, Chief Operating Officer, Principal Financial Officer, and Secretary of the Company, Vice President of Premix and Vice President of Just-Rite

———————
(1)	Class III Director

(2)	Class II Director

(3)	Class I Director

Pursuant to our Certificate of Incorporation, our Board of Directors is currently divided into three classes, with one class standing for election each year for three year terms. The terms of the Class I, Class III and Class II directors would have expired at the 2011, 2010 and 2009 annual meetings, respectively, but will continue to serve until the next annual meeting.

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

S. Daniel Ponce. Mr. Ponce has been Chairman of the Board of the Company since 1988. Mr. Ponce has been engaged in the practice of law for over thirty (30) years and is currently a shareholder in the law firm of Legon, Ponce & Fodiman, P.A. During 2002, Mr. Ponce served as special counsel to then United States Senator Bob Graham. During 2008, Mr. Ponce served as the President and Chairman of the Orange Bowl Committee and was a trustee of the University of Florida from 2008 through 2011. He is also a non-practicing certified public accountant.

Lisa M. Brock. Mrs. Brock has been a director of the Company since 1988 and has served as its Vice Chairman of the Board since November 2007.  Effective January 1, 2011, Mrs. Brock was appointed as Chief Operating Officer of Premix.  Mrs. Brock was employed by the Company and its subsidiaries, Premix-Marbletite Manufacturing Co. and Acrocrete, Inc., as Vice President for over five (5) years until December 1994, when she retired. Mrs. Brock also serves as Vice President of Just-Rite.

Milton J. Wallace. Mr. Wallace has been a member of the Board of Directors since 1999. Mr. Wallace was a practicing attorney in Miami, Florida for over 40 years until 2005, when he retired. From 2002 until November 2011, Mr. Wallace served as Chairman of the Board of Directors of RENAL CAREPARTNERS, Inc., a kidney and dialysis provider.  He currently serves as Vice Chairman of the Board of Directors of Preferred Care Partners Holding Corp., a Medicare Advantage HMO, and as a member of the board of directors of Catalyst Pharmaceutical Partners, Inc., a pharmaceutical company.  Mr. Wallace was Chairman of the Board of Med/Waste, Inc., an entity engaged in medical waste disposal from June 1993 until February 13, 2002, when the company filed a voluntary petition for bankruptcy under Federal bankruptcy law.

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

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors are committed to employing their skills and abilities to aid the long-term interests of our shareholders. Our directors are knowledgeable and experienced in multiple business endeavors which further qualify them for service as members of the board of directors. In particular, the members of our board of directors considered the following important characteristics:

●
Mr. Ponce has over 23 years’ experience in our business having served as Chairman of the Board since 1988 and his legal background provides unique skills as the Company has been involved in significant litigation for much of his term.  He is also a certified public accountant.

●
Ms. Brock has extensive knowledge of our business as she has been a long term employee of Premix prior to her initial retirement, having served as Vice President of Premix with significant involvement in the day-to-day oversight of Premix’s business operations.

●	Mr. Ehler has been employed by the Company in various positions for more than 30 years and is intimately familiar with our business and the industry in which we operate.

●	Mr. Weinberger has more than 50 years of financial experience, being involved in various accounting firms during his entire business career.

●
Mr. Wallace has over 50 years of business experience in numerous industries, including the construction, real estate and medical industries and has served as a director, chairman of the board and CEO of several companies during his career. He also has extensive experience in corporate finance through his over forty years as a practicing attorney.

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

Director Nominating Process

Our Board of Directors does not maintain a Nominating Committee. The Board of Directors has determined that it is in our best interest that the entire Board takes the appropriate actions that would normally be delegated to such a committee. Accordingly, each member of the Board of Directors participates in the consideration of director nominees. During Fiscal 2011, a majority of the Company’s Board of Directors was not independent as that term is defined by the listing standards of the NASDAQ Stock Market, promulgated by the National Association of Securities Dealers, Inc. The Board of Directors does not have a separate nominating committee charter. However, it has adopted Board resolutions establishing the procedures for the nomination of directors, which was previously outlined in our proxy statement for our 2008 annual meeting of shareholders. There has been no change to the procedures outlined therein.

Audit Committee

The Board of Directors maintains a standing Audit Committee. The members of the Audit Committee during fiscal 2011 were Morton L. Weinberger, as Chairman, Milton J. Wallace, and Lisa M. Brock. The Audit Committee met four times during 2011. All members of the Audit Committee were independent, as defined in the listing standards of NASDAQ and SEC Rule 10A-3 during 2011 except Mrs. Brock.

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

ITEM 11.              EXECUTIVE COMPENSATION

2011 Summary Compensation Table

The following table summarizes the compensation earned by, and paid to, the Named Executive Officers during the two years ended December 31, 2011.

Name and Principal position	Year	Salary		Bonus(1)	Stock Awards (2)	Option Awards (3)	AllOther Compensation (5)		Total

Howard L. Ehler, Jr.	2011	$175,000	(4)	—	$5,490	$1,700	$9,307	(6)	$191,497
Principal Executive	2010	$150,000	(4)	$30,000	$5,490	$4,487	$6,421	(7)	$196,398
Officer of the Company;
Vice President of Premix
and Just-Rite
Lisa M. Brock	2011	$125,000		—	$4,575	$1,020	$12,000	(8)	$142,595
Vice Chairman of the Board, Chief Operating Officer

———————
(1)	Bonus shown was earned in the year indicated though was actually paid in the subsequent year.
(2)
The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2011 and 2010, for restricted stock units vested during each such fiscal year. In 2007, 6,000 and 5,000 Restricted Stock Units were granted to Mr. Ehler and Mrs. Brock, respectively, under the Company’s 2006 Stock Plan. Each Restricted Stock Unit represented the right to receive one share of common stock, subject to certain vesting and other requirements. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2011 included elsewhere herein.  All restricted stock units have fully vested and the underlying shares of common stock were issued to the individuals.

(3)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2011 and 2010. In 2011 and 2010, options to purchase 5,000 and 10,000 shares of common stock were granted to Mr. Ehler under the Company’s 2006 Stock Plan. In 2011 and 2010, options to purchase 3,000 and 10,000 shares of common stock were granted to Mrs. Brock under the Company’s 2006 Stock Plan. In addition, outstanding options to purchase 5,000 shares of common stock held by each of Mr. Ehler and Mrs. Brock were re-priced in 2010 but expired in December 2010. Assumptions made in the calculation of this amounts are included in Note 13 to the Company’s audited financial statements for the fiscal years ended December 31, 2011 and 2010 included elsewhere herein.

(4)
The Company and Mr. Ehler are parties to a one year renewable employment agreement pursuant to which Mr. Ehler received a $175,000 salary in calendar year 2011 and will receive a base annual salary of $175,000 for 2012. See “Employment/Change of Control Agreements” below.

(5)
The Company provides the Named Executive Officers with group life, health, medical and other non-cash benefits generally offered to all salaried employees which are not included in this column pursuant to SEC rules.

(6)
The amounts include $2,781 in matching contributions under our 401(k) Plan, $3,641 representing the value of the personal use of a Company automobile provided to Mr. Ehler; and $2,885 in used vacation pay.

(7)
The amounts include $606 in matching contributions under our 401(k) Plan, $3,507 representing the value of the personal use of a Company automobile provided to Mr. Ehler; and $2,308 in used vacation pay.

(8)	The Company provides Mrs. Brock with an auto allowance.

Subject to certain contractual rights, each officer serves at the discretion of the board of directors.

401(k) Plan

We maintain a profit sharing retirement plan for our employees, including our executive officers, which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Historically, annual matching contributions were made based on a percentage of eligible employee compensation deferrals. The contributions were made in cash to the plan on behalf of our employees who participate. Any matching contribution to our executive officers under the 401(k) plan was at the same percentage match as offered to all participating employees and is included in the Summary Compensation Table. The Company elected to reinstate matching contributions to employees beginning in July 2010, including executive officers.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides information regarding outstanding option awards and stock awards held by our Named Executive Officers at the end of 2011.

	Option Awards (3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price (2) ($)	Option Expiration Date
Howard L. Ehler, Jr.	5,000	$0.35	1/23/2016
	10,000	$0.41	6/20/2015
	5,000	$0.79	10/19/2013

Lisa M. Brock	3,000	$0.35	1/23/2016
	10,000	$0.41	6/20/2015
	5,000	$0.79	10/19/2013

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

Employment/Change of Control Agreements

The Company is a party to a one year renewable employment agreement with Howard L. Ehler, Jr. No other executive has an employment, severance or change of control agreement. Mr. Ehler serves as the Company’s Principal Executive Officer, Principal Financial Officer, Chief Operating Officer and Secretary. In accordance with the employment agreement, Mr. Ehler would have been entitled to a base annual salary for 2010 in the amount of $210,000. Notwithstanding, Mr. Ehler agreed to accept an annual base salary of $150,000 for 2010 and $175,000 for 2011. Mr. Ehler’s employment agreement provides for automatic renewals for additional one year periods on July 1st of each year, unless the Company or Mr. Ehler notifies the other party of such party’s intent not to renew at least 90 days prior to each June 30 of the initial term and any extended term thereafter.  As of the date of this filing, neither Mr. Ehler nor the Company has notified the other of their intent not to renew.  Pursuant to the employment agreement, Mr. Ehler receives the use of a company car, as well as certain other benefits, such as health and disability insurance. Mr. Ehler is also entitled to receive incentive compensation based upon individual and Company performance criteria developed by the Compensation Committee from time to time.

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

DIRECTORS COMPENSATION

Non-employee director compensation is determined annually by the Board of Directors. Directors who are also employees of the Company receive no additional compensation for service as a director. The following table shows compensation for our non-employee directors for the year ended December 31, 2011:

Name	Fees earned or Paid in Cash(1) ($)		Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)		Total ($)
S. Daniel Ponce (6)	$75,000	(4)	$4,575	$1,020	$12,000	(5)	$92,595
Milton J. Wallace (7)	$25,000		$4,575	$1,020	—		$30,595
Morton L. Weinberger (8)	$25,000		$4,575	$1,020	—		$30,595

———————
(1)
In 2011, each non-employee director, other than Mr. Ponce, received a $25,000 annual retainer for service on the Board, inclusive of service on any committee, including service as chairman of such committee

(2)
The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 for restricted stock that vested during the year. In 2007, 5,000 Restricted Stock Units were granted to each non-employee director under the Company’s 2006 Stock Plan. Each Restricted Stock Unit represents the right to receive one share of common stock, subject to certain vesting and other requirements. Such restricted stock units vested 25% on each anniversary date of the grant. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2011 included elsewhere herein.  As of December 31, 2011 all restricted stock units for each director were fully vested and their underlying shares were issued.  As of December 31, 2011, no director had any outstanding restricted stock units.

(3)
Options to purchase 3,000 shares of common stock were granted to each non-employee director under the Company’s 2006 Stock Plan. Assumptions made in the calculation of these amounts are included in Note 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2011 included elsewhere herein.

(4)	Mr. Ponce received a retainer of $75,000 in 2011 for service as Chairman of the Board.
(5)	The Company provides Mr. Ponce with an auto allowance.
(6)	As of December 31, 2012, Mr. Ponce had outstanding options to purchase an aggregate of 18,000 shares of common stock with an average exercise price of $0.51per share.
(7)	As of December 31, 2012, Mr. Wallace had outstanding options to purchase an aggregate of 18,000 shares of common stock with an average exercise price of $0.51 per share.
(8)	As of December 31, 2012, Mr. Weinberger had outstanding options to purchase an aggregate of 18,000 shares of common stock with an average exercise price of $0.51 per share.

All directors’ fees in 2011 to non-employee directors for service on the Board and Committees were generally made in monthly installments. Directors are also reimbursed for expenses which may be incurred by them in connection with the business and affairs of the Company.

Each director in 2012, other than Mr. Ponce, will receive a $25,000 annual retainer for service on the Board, inclusive of service on any committees, including service as chairman of any such committee. Mr. Ponce’s annual retainer for service as Chairman of the Board will be $75,000.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 20, 2012 with respect to the beneficial ownership of the Company’s common stock by (i) each director of the Company, (ii) each executive officer who is a Named Executive Officer in the Summary Compensation Table set forth in Item 11 of this Annual Report on Form 10-K, (iii) each person known to the Company to own more than 5% of such shares, and (iv) all executive officers and directors as a group. (Except as otherwise provided herein, the information below is supplied by the holder):

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned
Charles E. Cheever III (3)	175,499		6.9%
(65 Comstock Hill Ave., Norwalk, CT 06850)
Lisa M. Brock	160,019	(4)	6.2%
Howard L. Ehler, Jr.	47,544	(5)	1.8%
S. Daniel Ponce	72,593	(6)	2.8%
Milton J. Wallace	57,660	(7)	2.2%
Morton L. Weinberger	47,802	(8)	1.9%
All directors and officers as a group (5 persons)	385,618	(9)	14.5%

———————
(1)
Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. Unless otherwise indicated, the address for each beneficial owner is the same as the Company.

(2)
The percent of class for common stockholders is based upon 2,566,210 shares of common stock outstanding and such shares of common stock such individual has the right to acquire within 60 days upon exercise of options or warrants that are held by such person (but not those held by any other person).

(3)	Such information was derived from a Schedule 13G filed by Mr. Cheever III with the U.S. Securities and Exchange Commission.

(4)	Includes 18,000 shares of common stock issuable upon exercise of stock options.

(5)	Includes 20,000 shares of common stock issuable upon exercise of stock options.

(6)	Includes 18,000 shares of common stock issuable upon exercise of stock options.

(7)	Includes 18,000 shares of common stock issuable upon exercise of stock options.

(8)	Includes 18,000 shares of common stock issuable upon exercise of stock options.

(9)	Includes 92,000 shares of common stock issuable upon exercise of stock options.

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

The law firm of Legon, Ponce & Fodiman, P.A., of which Mr. Ponce, the Company’s Chairman of the Board, is a shareholder, served as our general counsel. The law firm received $100,000 and $133,000 in fees in 2011 and 2010, respectively, for legal services rendered to us. Such fees were for services rendered by members and associates of the law firm other than Mr. Ponce.

Mark Brock, spouse of Lisa Brock, Vice Chairman of our Company’s Board of Directors, was an executive vice president and director of Jeld-Wen Holdings, Inc. (“Jeld-Wen”) until early 2011. During fiscal 2011 and 2010, Premix sold product for an aggregate amount of $27,000 and $58,000, respectively, to Jeld-Wen. Such transactions occurred in the ordinary course of business and were less than 1% of the gross revenues and gross purchase of Jeld-Wen, respectively. All purchases were at prices consistent with the prevailing market prices paid by other companies. Such purchases did not have any impact on Mr. Brock’s respective positions with, or compensation received from, Jeld-Wen.

Director Independence

Our Common Stock was listed on the NASDAQ Capital Market until January 27, 2010. Although our common stock is no longer listed on NASDAQ, the Board has adopted the definition of “independent directors,” as promulgated by the National Association of Securities Dealers, Inc. Generally, a director does not qualify as an independent director if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board has affirmatively determined during 2011 that two of the Company’s five directors had no other direct or indirect material relationships with the Company and therefore were independent directors on the basis of the NASDAQ listing standards and an analysis of all facts specific to each director. The independent directors were Milton J. Wallace and Morton L. Weinberger. Currently, a majority of the Board would not be deemed independent.

Committee Participation

The Board presently has two standing committees: the Compensation and Stock Option Committee and the Audit Committee. During 2011, the members of the Audit Committee were Morton L. Weinberger, as Chairman, Milton J. Wallace, and Lisa Brock. All members of the Audit Committee were independent during 2011, as defined in the listing standards of NASDAQ and SEC Rule 10A-3 except for Mrs. Brock. The members of the Compensation and Stock Option Committee were Mrs. Brock, as Chairman, and Messrs. Wallace and Weinberger. During 2011, each member of the Compensation and Stock Option Committee are considered “independent,” as defined under the listing standards of NASDAQ except for Mrs. Brock.

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

Grant Thornton LLP served as our independent auditors for the years ended December 31, 2011 and 2010. The Board of Directors has not yet selected a firm to serve as auditors for the year ending December 31, 2012. The Audit Committee has considered whether the provision of non-audit services to us by Grant Thornton LLP was compatible with maintaining the independence of Grant Thornton LLP.

Fees to Independent Certified Public Accountants

Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audits of the Company’s financial statements for 2011 and 2010, and for the reviews of our financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC during 2011 and 2010 were approximately $136,000 and $144,000, respectively.

Audit Related Fees. There were no fees billed by Grant Thornton LLP for 2011 and 2010 for audit related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees”.

Tax Fees. The aggregate fees billed by Grant Thornton LLP for 2011 and 2010 for professional services rendered for tax compliance and tax advice for us were approximately $38,000 and $62,000, respectively and includes fees associated with tax compliance, tax advice and domestic tax planning. This category also includes fees relating to tax planning on mergers and acquisitions, restructurings and other services related to tax disclosure and filing requirements, including employee benefit plans.

All Other Fees. No fees were billed by Grant Thornton LLP for professional services rendered during 2011 and 2010 other than as stated above under the captions ”Audit Fees,” “Audit Related Fees” and “Tax Fees.”

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

IMPERIAL INDUSTRIES, INC.

March 29, 2012	By:	/s/ Howard L. Ehler, Jr.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer/
Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

/s/ S. Daniel Ponce	Chairman of the Board of Directors	March 29, 2012
S. Daniel Ponce

/s/ Lisa M. Brock	Vice Chairman of the Board of Directors,	March 29, 2012
Lisa M. Brock	Chief Operating Officer of Premix and Vice President of Just-Rite

/s/ Milton J. Wallace	Director	March 29, 2012
Milton J. Wallace

/s/ Morton L. Weinberger	Director	March 29, 2012
Morton L. Weinberger

/s/ Howard L. Ehler, Jr.	Director, Chief Operating Officer, Principal	March 29, 2012
Howard L. Ehler, Jr.	Executive Officer, Principal Financial Officer, and Secretary