Form 10-Q
period 2012-03-31
IMPERIAL INDUSTRIES INC
filed 2012-05-14
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☑ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-7190

____________________

IMPERIAL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
____________________

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

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of May 11, 2012: 2,566,210.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$423,000	$636,000
Trade accounts receivable, net	667,000	537,000
Inventories	791,000	688,000
Other current assets	66,000	69,000
Total current assets	1,947,000	1,930,000

Property, plant and equipment, net	1,501,000	1,563,000
Assets held for sale by assignee	580,000	582,000
Other assets	154,000	155,000
Total assets	$4,182,000	$4,230,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$811,000	$433,000
Payable to former preferred stockholders	48,000	48,000
Accrued expenses and other liabilities	305,000	292,000
Current liabilities related to assets held for sale by assignee	432,000	435,000
Current portion of long-term debt	42,000	41,000
Total current liabilities	1,638,000	1,249,000

Long-term debt, less current maturities	76,000	87,000
Secured financing	1,146,000	1,146,000
Total liabilities	2,860,000	2,482,000

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, at par value	26,000	26,000
Additional paid-in capital	14,975,000	14,975,000
Accumulated deficit	(13,679,000)	(13,253,000)
Total stockholders’ equity	1,322,000	1,748,000
Total liabilities and stockholders’ equity	$4,182,000	$4,230,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2012	2011

Net sales	$1,880,000	$1,772,000

Cost of sales	1,397,000	1,362,000

Gross profit	483,000	410,000

Selling, general and administrative expenses	870,000	903,000

Operating loss	(387,000)	(493,000)

Other (expense) income
Interest expense	(40,000)	(38,000)
Litigation settlement	-	325,000
Miscellaneous expense	(1,000)	(2,000)
	(41,000)	285,000
Loss from continuing operations before income tax expense	(428,000)	(208,000)

Income tax expense	-	-

Loss from continuing operations	(428,000)	(208,000)

Income (loss) from discontinued operations, net of taxes	2,000	(111,000)

Net loss	$(426,000)	$(319,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.17)	$(0.08)
Income (loss) from discontinued operations – basic and diluted	(0.00)	(0.04)
Net loss per share – basic and diluted	$(0.17)	$(0.12)

Weighted average shares outstanding – basic and diluted	2,566,210	2,558,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(426,000)	$(319,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	64,000	53,000
Amortization	1,000	1,000
Provision (recovery) for doubtful accounts	6,000	(16,000)
Share-based compensation	-	15,000
Changes in operating assets and liabilities:
Trade accounts receivable	(136,000)	(187,000)
Inventories	(103,000)	186,000
Other current assets	3,000	500,000
Accounts payable	378,000	85,000
Accrued expenses and other liabilities	13,000	(164,000)
Assets held for sale by assignee	2,000	53,000
Liabilities related to assets held for sale by assignee	(3,000)	64,000
Net cash (used in ) provided by operating activities	(201,000)	271,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,000)	(5,000)
Net cash used in investing activities	(2,000)	(5,000)

Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(2,000)
Net cash used in financing activities	(10,000)	(2,000)
Net (decrease) increase in cash and cash equivalents	(213,000)	264,000
Cash and cash equivalents, beginning of period	636,000	1,379,000
Cash and cash equivalents, end of period	$423,000	$1,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for future periods. The significant accounting principles used in the preparation of these unaudited interim condensed consolidated financial statements is the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)           Description of Business

Imperial Industries, Inc. (“Imperial”) through its wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”), collectively with Imperial (the “Company”, “we”, “us”, and “our”) is primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida and the Southeastern United States through distributors and company-owned distribution facilities. The Company has three other subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc.  None of these subsidiaries have any continuing operations.

The condensed consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Premix, Just-Rite, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 4). As a result, all of Just-Rite’s assets and related liabilities as of June 11, 2009 are reflected in the March 31, 2012 and December 31, 2011 condensed consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related condensed consolidated statements of operations and cash flows include all Just-Rite business activity for all periods presented, which are reflected as Income (loss) from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)           Going Concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The construction industry in which the Company is operating has been impacted by a number of adverse factors over the past five years. As a result, the Company has incurred losses during the three months ended March 31, 2012 and during each of the previous five years. Our independent registered public accounting firm issued its report dated March 29, 2012, in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

(3)           Going Concern – (Continued)

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide us with the ability to continue as a going concern, including the following:

●	We are continuing to evaluate and implement additional cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

●
We are making greater efforts to increase sales in additional geographic markets by seeking new distributors, and we are investigating establishing arrangements with other manufacturers to produce and sell our products in certain markets.

●	We are attempting to develop new product offerings as well as seeking new products from other manufacturers to expand our product lines.

●	We are making efforts to establish arrangements with prospective customers to manufacture various products for them under private label arrangements.

●
We are seeking possible financing from third party sources, including but not limited to various equity and debt capital, to generate additional funds for operations. In April 2012, we entered into a non-binding letter of intent with a proposed lender for an asset based financing arrangement relating to our inventory and accounts receivable.  The proposed financing is subject to the lender’s due diligence and there can be no assurance we will actually complete the financing transaction.

There can be no assurance that the above actions will be successful.  There is also no assurance that new financing will be available, or if available on satisfactory terms, or in an amount sufficient to meet the cash needs for future operations. The extent and duration of the construction industry’s continued unfavorable conditions due to the adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

(4)           Assignment for the Benefit of Creditors

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We have not operated any of the assets or the business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the three months ended March 31, 2012 and 2011. All remaining Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts reflected in the consolidated financial statements.

(5)	Discontinued Operations

Effective with the Assignment, we discontinued all of Just-Rite’s operations, and Just-Rite became a non-operating subsidiary. The Assignee is winding down, selling and liquidating the assets for the benefit of creditors in accordance with the laws of the State of Florida. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the three months ended March 31, 2012 and 2011.

Just-Rite did not have any sales during the three months ended March 31, 2012 or 2011. Pretax income (loss) amounted to $2,000 and $(111,000) during three months ended March 31, 2012 and 2011, respectively, resulting from the Assignee’s efforts to liquidate assets, and were reported as discontinued operations. No income taxes were allocated to these losses for any of the respective periods.

The carrying amount of the remaining major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that was transferred to the Assignee are as follows:

	March 31, 2012	December 31, 2011

Property, plant and equipment, at cost, net of accumulated depreciation of $48,000 at March 31, 2012 and December 31, 2011, respectively	546,000	546,000
Other assets	34,000	36,000
Total non-current assets held for sale by assignee	580,000	582,000
Total assets held for sale by assignee	$580,000	$582,000

Accounts payable and accrued expenses	185,000	188,000
Current portion of long term debt	247,000	247,000
Total current liabilities related to assets held for sale by assignee	$432,000	$435,000

The above liabilities exclude $147,000 pertaining to charges incurred by Imperial after the Assignment date on behalf of the Assignee.  The amounts payable by Just-Rite to Imperial are eliminated in consolidation.

See Note 14(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

Assets are recorded at their estimated realizable value, and the liabilities are recorded at their estimated amounts payable, upon conclusion of the Assignment process.  Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts reflected in the consolidated financial statements.

(6)           Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, and debt instruments included in other long-term debt. At March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Our debt obligations consist of promissory notes which are not traded in an active market. As a result of the volatility of substantially all domestic credit markets that currently exist and our difficulty obtaining similar financing, we are unable, as of March 31, 2012 and December 31, 2011, to determine the fair value of our debt.

(7)           Trade Account Receivables

Trade accounts receivable, net, consisted of the following at:

	March 31, 2012	December 31, 2011

Accounts receivable, gross	$728,000	$592,000
Allowance for doubtful accounts	(61,000)	(55,000)
	$667,000	$537,000

(8)           Inventories

Inventories, net, consisted of the following at:

	March 31, 2012	December 31, 2011

Raw materials	$280,000	$288,000
Finished goods	400,000	292,000
Packaging materials	127,000	124,000
	807,000	704,000
Allowance for obsolete and slow moving inventory	(16,000)	(16,000)
	$791,000	$688,000

(9)           Capitalized Software

During fiscal 2011, we began the implementation phase of a new accounting software system.  The accounting software system was placed into service during the first quarter of fiscal 2012.  We recorded costs related to the software implementation pursuant to Financial Accounting Standards Board ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“FASB ASC 350-40”).  FASB ASC 350-40 provides for the capitalization of certain internal payroll and payroll-related costs and other costs that are directly related to the development of certain systems for the internal use of the Company.  All costs that are not capitalized under FASB ASC 350-40 are recorded as an operating expense as incurred.

The total costs capitalized through March 31, 2012 for the new accounting software system was approximately $128,000, which is being depreciated over its estimated useful life of three years.  Of this amount, $87,000 was financed under a capital lease. Further costs may be incurred in making any final modifications to the new accounting software system, however any such costs are not anticipated to be significant.

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

Product warranty accrual activity was as follows:

	March 31,	December 31,
	2012	2011

Beginning balance	$43,000	$76,000
Warranty provision	7,000	28,000
Warranty payments	(8,000)	(61,000)
Ending balance	$42,000	$43,000

(11)         Share-Based Compensation

We recorded compensation expense of $0 and $15,000 for the three months ended March 31, 2012 and 2011, respectively, associated with the granting of options and vesting of restricted stock.  As of March 31, 2012, there was no future share-based compensation related to previous awards under the 2006 Plan.

Activity in 2012 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life

Options outstanding at January 1, 2012	123,250	$0.50	3.18
Options Granted	-	-	-
Options Exercised	-	-	-
Options Cancelled	-	-	-
Options Outstanding at March 31, 2012	123,250	0.50	2.93
Options Vested at March 31, 2012	123,250	0.50	2.93
Options Exercisable at March 31, 2012	123,250	0.50	2.93

(12)         Basic and Diluted Loss Per Common Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the three months ended March 31, 2012 and 2011 because their inclusion would have been anti-dilutive. There were 123,250 anti-dilutive common stock equivalents at March 31, 2012, consisting of stock options that had exercise prices ranging from $0.35 to $0.79 per share. There were 131,125 anti-dilutive common stock equivalents at March 31, 2011, consisting of 123,250 stock options that had exercise prices of ranging from $0.35 to $0.79 per share, and 7,875 shares subject to unvested restricted stock units (these shares vested and were issued during the fourth quarter of fiscal 2011).

(13)         Stockholders’ Equity

(a)           Preferred stock

At March 31, 2012 and December 31, 2011, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)           Common stock

At March 31, 2012 and December 31, 2011, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,566,210 shares are issued and outstanding.

(14)         Commitments and Contingencies

(a)           Contingencies

Legal Proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties in seventeen claims (nine of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  The table below lists each of these pending claims, in addition to the court in which the action is pending and the date that Premix and/or Imperial was served with the complaint.

STYLE OF CASE	COURT/TRIBUNAL	CASE NUMBER	DATE OF SERVICE OF COMPLAINT
Marilyn Adair v. Premix, et al	15th Judicial Circuit - Palm Beach County	07-9343	June 29, 2007
Edward Pryzbyla v. Premix, et al	17th Judicial Circuit-Broward County	09-053844-07	November 4, 2009
Nancy Henley v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	09-27856	March 12, 2010
Bruce Weisemann v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-005365	March 17, 2010
Shirley Picklo v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-000262-07	April 21, 2010
Betty Trowsse v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-02779	May 5, 2010
Edward Evans v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-9106-CA-42	May 13, 2010
Herman Roberts v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-006329	July 2, 2010
Lawrence McFarlin v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-007786	August 5, 2010
Pauline Marley v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-17557-CA-42	August 6, 2010
Isabel Perry v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	10-23096	September 24, 2010
Craig Comes v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-014949	November 12, 2010
Julius B. Sanders v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	11-016176	August 17, 2011
James R. Williams v. Premix, et al	13th Judicial Circuit - Hillsborough County	11-8564Z	November 2, 2011
Timmy King v. Imperial, Premix et al	11th Judicial Circuit – Miami-Dade County	12-0075-CA-42	February 13, 2012
Alan J. Hantak v. Premix, et al	11th Judicial Circuit – Miami-Dade County	12-15235-CA-42	April 26, 2012
Carol Clarke v. Imperial, Premix et al	11th Judicial Circuit – Miami-Dade County	12-01546-CA-42	April 26, 2012

The above table depicts all asbestos cases that were pending against Premix and/or Imperial as of the latest practicable date.  During the first quarter of 2012 three cases were dismissed, which did not result in any additional costs to our insurance carriers or the Company.

(14)         Commitments and Contingencies – (Continued)

We believe that Premix and the Company have meritorious defenses to each of the claims identified in the table above. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers have been and continue to provide a defense to Premix and the Company under a reservation of rights in all of the asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and the Company on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier sought a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. We believed that we had meritorious defenses to these claims, and filed a counterclaim against the carrier for breach of contract. In December 2010, Premix, Imperial and this carrier resolved their dispute, with the carrier paying a settlement of $500,000 to Premix and Imperial.  As part of the settlement, there is no longer coverage available under that disputed policy. During the first quarter of 2011, we resolved a dispute with another carrier regarding primary-layer insurance coverage, which resulted in this carrier paying a settlement of $325,000 to Premix and Imperial, which was recorded as income reflected as litigation settlement during the first quarter of 2011 in the accompanying condensed consolidated statement of operations.  As part of the settlement, there is no longer coverage available under that disputed policy.  Notwithstanding the foregoing, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

Other Litigation

Premix is a defendant in the matter of Doug DeSalvo et al. v. SVO Vistana Villages, Inc. et al., pending in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, Case No.:2008-CA-020137-O.  This case involves claims brought by the parents of their minor daughter who was injured when she entered and hit the bottom of the swimming pool located at a resort in Orlando, Florida. Plaintiffs allege claims against the owner, operator, and manager of the resort, as well as the landscape architect, pool contractor and various subcontractors that were allegedly involved in the construction and/or supply of materials utilized in the construction of the pool.  Notably, Plaintiffs did not seek to add Premix as a defendant until three (3) years after first filing suit against the other defendants named in the lawsuit. Premix believes that it has meritorious defenses to Plaintiffs' claims, including but not limited to the fact that Premix's products may not have been used in the construction of the pool.  The Company's carriers have retained counsel to defend Premix's interests in this matter pursuant to policies of insurance that are not subject to SIR.

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

We or our subsidiaries become parties to other legal proceedings from time to time in the normal course of business.  While litigation is subject to inherent uncertainties, our management currently believes that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.

(b)           Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

Imperial is a guarantor of the outstanding principal and interest on certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases.  These obligations aggregated approximately $672,000 as of March 31, 2012 ($1,787,000 as of the date of the Assignment), consisting of certain mortgage and equipment notes payable and capitalized and operating lease obligations.  We believe the sale or disposition of certain pieces of equipment may not generate sufficient proceeds to satisfy the amounts due on the respective equipment notes or the leases resulting in a remaining obligation for the Company.  Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009.  No additional contingency was recorded during the three

(14)         Commitments and Contingencies – (Continued)

months ended March 31, 2012 and 2011.  As of March 31, 2012 and December 31, 2011, there is a remaining liability balance related to these guarantees of $159,000 and $172,000, respectively, which is included in accrued expenses and other liabilities.

Due to the uncertainty of the market value of the collateralized assets or the amount of proceeds to be realized from the sale of such assets, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

(15)        Business and Credit Concentrations

For the three months ended March 31, 2012 and 2011, two vendors in aggregate, accounted for approximately 33% and 31%, respectively, of total purchases related to continuing operations.  No single vendor accounted for more than 19% and 20%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 28% and 27% of our net sales from continuing operations during the three months ended March 31, 2012 and 2011, respectively. Accounts receivable from this customer represented 28% and 35% of total accounts receivable at March 31, 2012 and December 31, 2011, respectively. Another customer accounted for 14% and 13% of our net sales from continuing operations during the three months ended March 31, 2012 and 2011, respectively. Accounts receivable from this customer represented 14% and 12% of total accounts receivable at March 31, 2012 and December 31, 2011, respectively.

(16)         Related Party Transactions

We paid legal fees of $23,000 and $28,000 during the three months ended March 31, 2012 and 2011, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $18,000 and $5,000 at March 31, 2012 and December 31, 2011, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The husband of a member of our board of directors was an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. This individual terminated employment with that company during the first quarter of fiscal 2011.  Premix had sales of $8,000 to this company during the three months ended March 31, 2011.

The son of one of our Directors was employed by us as a salesman.  During the three months ended March 31, 2011, in accordance with our sales commission policies, we paid this individual combined salary and sales related expenses of $18,000. This individual terminated his employment with the company during 2011.

(17)         Subsequent Events

We have evaluated all events subsequent to the balance sheet date of March 31, 2012, through May 14, 2012, which is the date these condensed consolidated financial statements were issued, and have determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” and elsewhere in this Form 10-Q, the Company’s actual results may differ materially from those anticipated in these forward-looking statements. As used in the Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refers to Imperial Industries, Inc. and its subsidiaries, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the ability to obtain financing on terms satisfactory to us; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. (See “Item 1A. Risk Factors” contained in our 2011 Form 10-K Report and herein for a more complete description of risk factors.)

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

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2012, we have not experienced any changes in estimates inherent in the preparation of our financial statements and, at this time, do not anticipate any changes during the fiscal year ended December 31, 2012.  A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We have experienced five consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, after significant declines in building permits in the Florida market from the second half of 2006 and through 2009, there have been modest increases in permits for the construction of new residential units in Florida from 2010 through the first quarter of 2012.  Notwithstanding the modest increase in building permits beginning in 2010, our current business environment continues to be depressed and we expect general construction activity to remain slow for the foreseeable future. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 29, 2012 in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of and for the three months ended March 31, 2012 have been prepared under the assumption that we will continue as a going concern. We have taken and are taking several steps that management hopes will be sufficient to allow us to continue as a going concern as described in Note 3 to the accompanying condensed consolidated financial statements appearing elsewhere in this Form 10-Q. There can be no assurance that such actions will be effective. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations and Closed Facilities

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. We had previously closed certain Just-Rite distribution facilities prior to the Assignment. The Just-Rite distribution operations are accounted for as discontinued operations for the three months ended March 31, 2012 and 2011. Just-Rite did not have any revenues during the three months ended March 31, 2012 and 2011. We had income (loss) from discontinued operations of $2,000 and $(111,000), or $0.00 and $(0.04) per basic and diluted share, for the three months ended March 31, 2012 and 2011, respectively.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Results of Operations

Three Months Ended March 31, 2012 compared to 2011

Net sales increased by approximately $108,000, or 6.1%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in sales was principally due to greater customer demand for our roof tile mortar products in the first quarter of 2012.

Gross profit on sales was $483,000 and $410,000 during the three months ended March 31, 2012 and 2011, respectively. Gross margin as a percentage of net sales in 2012 increased slightly to 25.7%, as compared to 23.1% for 2011, due primarily to the proportion of fixed production costs in relation to the increase in production volume, as well as increased sales during the 2012 period from certain manufactured products that have higher gross margins. Inflationary pressures continue to impact certain raw materials costs, freight and fuel charges, and may result in reduced gross profit margins in the future.  We expect to experience continued lower levels of demand for our products and intense competitive conditions arising from the decline in construction activity and overall state of the economy. Subsequently, our competitors having excess capacity may cause pressure on our gross margins for the foreseeable future.

Selling, general and administrative (“SG&A”) expenses were $870,000 during the three months ended March 31, 2012 compared to $903,000 during the same period in 2011.  The reduction in SG&A related primarily from a reduction in personnel.  SG&A expenses as a percent of net sales was 46.3% for the first quarter of 2012 as compared to 51.0% for the same period in 2011 due to the increase in net sales.

During the three months ended March 31, 2011, we recognized a $325,000 gain on settlement of litigation against a former insurance carrier relating to policy coverage issues in prior policy years. See Note 14(a) of Notes to Condensed Consolidated Financial Statements.

As a result of the above factors, we had a net loss from continuing operations of $428,000 and $208,000, or $0.17 and $0.08 per basic and diluted share, for the three months ended March 31, 2012 and 2011, respectively.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. The Just-Rite distribution operations are accounted for as discontinued operations for the three months ended March 31, 2012 and 2011. Just-Rite did not have any revenues during the three months ended March 31, 2012 and 2011, respectively. We had income (loss) from discontinued operations of $2,000 and $(111,000), or $0.00 and $(0.04) per basic and diluted share, for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had working capital of $309,000, compared to working capital of $681,000 at December 31, 2011.  Excluding the effects of the current liabilities of Just-Rite, we had working capital of $741,000 and $1,116,000 as of March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents decreased to $423,000 as of March 31, 2012 compared to $636,000 as of December 31, 2011.  The decrease was due primarily to the net loss and changes in operating assets and liabilities.

Net cash used in operating activities was $201,000 during the three months ended March 31, 2012, compared to cash provided by operations of $271,000 during the similar period in 2011. During the 2011 period, we received a total of $825,000 in cash (of which $325,000 was recognized in earnings in 2011 and $500,000 was recognized in earnings and recorded as a receivable in fiscal 2010) relating to litigation settlements as further discussed in Note 14(a).

Net cash used in investing activities was $2,000 and $5,000 during the three months ended March 31, 2012 and 2011, respectively, relating to purchases of property, plant and equipment.

Net cash used in financing activities was $10,000 and $2,000 during the three months ended March 31, 2012 and 2011, respectively, relating to reductions of long-term debt.

Future Commitments and Funding Sources

We presently do not have a line of credit or other financing arrangement and do not have sufficient cash balances to sustain operations for the remainder of 2012.  We presently are focusing our efforts on increasing Premix sales through geographic expansion, developing new product offerings, eliminating overhead where possible, preserving liquidity and obtaining additional debt or equity financing, as well as considering other strategic alternatives.

We believe capital expenditures during the next twelve months could approximate up to $100,000 and will be funded primarily by our cash balances, if available.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, Just-Rite has a carrying value of liabilities amounting to $432,000.  Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

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

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management continues to review various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide us with the ability to continue as a going concern, including the following:

●	We are continuing to evaluate and implement additional cost reduction initiatives to reduce unnecessary costs in our operations and to conserve working capital.

●
We are making greater efforts to increase sales in additional geographic markets by seeking new distributors, and we are investigating establishing arrangements with other manufacturers to produce and sell our products in certain markets.

●	We are attempting to develop new product offerings as well as seeking new products from other manufacturers to expand our product lines.

●	We are making efforts to establish arrangements with prospective customers to manufacture various products for them under private label arrangements.

●
We are seeking possible financing from third party sources, including but not limited to various equity and debt capital, to generate additional funds for operations. In April 2012, we entered into a non-binding letter of intent with a proposed lender for an asset based financing arrangement relating to our inventory and accounts receivable.  The proposed financing is subject to the lender’s due diligence and there can be no assurance we will actually complete the financing transaction.

There can be no assurance that the above actions will be successful.  There is no also assurance that new financing will be available, or if available on satisfactory terms, or in an amount sufficient to meet the cash needs for future operations. The extent and duration of the construction industry’s continued unfavorable conditions due to the adverse economic conditions now existing in the general economy, its effect on demand for our products, and consequently our results of operations and our ability to maintain adequate liquidity to continue as a going concern cannot be determined.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

IMPERIAL INDUSTRIES, INC.

May 14, 2012	By:	/s/ Howard L. Ehler, Jr.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer/
Principal Financial Officer