Form 10-Q
period 2012-06-30
IMPERIAL INDUSTRIES INC
filed 2012-08-08
CIK 49930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☑ QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares of Imperial Industries, Inc. Common Stock ($.01 par value) outstanding as of August 6, 2012: 2,566,210.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$126,000	$636,000
Trade accounts receivable, net	655,000	537,000
Inventories	854,000	688,000
Other current assets	100,000	69,000
Current assets held for sale by assignee	4,000	—
Total current assets	1,739,000	1,930,000

Property, plant and equipment, net	1,437,000	1,563,000
Assets held for sale by assignee	579,000	582,000
Other assets	154,000	155,000
Total assets	$3,909,000	$4,230,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$772,000	$433,000
Payable to former preferred stockholders	48,000	48,000
Accrued expenses and other liabilities	283,000	292,000
Current liabilities related to assets held for sale by assignee	436,000	435,000
Line of credit	100,000	—
Current portion of long-term debt	43,000	41,000
Total current liabilities	1,682,000	1,249,000

Long-term debt, less current maturities	65,000	87,000
Secured financing	1,146,000	1,146,000
Total liabilities	2,893,000	2,482,000

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, at par value	26,000	26,000
Additional paid-in capital	14,975,000	14,975,000
Accumulated deficit	(13,985,000)	(13,253,000)
Total stockholders’ equity	1,016,000	1,748,000
Total liabilities and stockholders’ equity	$3,909,000	$4,230,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$3,965,000	$3,942,000	$2,085,000	$2,170,000

Cost of Sales	2,949,000	2,814,000	1,552,000	1,452,000

Gross profit	1,016,000	1,128,000	533,000	718,000

Selling, general and administrative expenses	1,663,000	1,783,000	793,000	880,000

Operating loss	(647,000)	(655,000)	(260,000)	(162,000)

Other (expense) income
Interest expense	(80,000)	(78,000)	(40,000)	(40,000)
Litigation settlement	—	325,000	—	—
Miscellaneous expense	(7,000)	(4,000)	(6,000)	(2,000)
	(87,000)	243,000	(46,000)	(42,000)

Loss from continuing operations before income taxes	(734,000)	(412,000)	(306,000)	(204,000)

Income tax expense	—	—	—	—

Loss from continuing operations	(734,000)	(412,000)	(306,000)	(204,000)

Income (loss) from discontinued operations, net of taxes	2,000	(177,000)	—	(66,000)

Net loss	$(732,000)	$(589,000)	$(306,000)	$(270,000)

Loss per Common Share:
Loss from continuing operations – basic and diluted	$(0.29)	$(0.16)	$(0.12)	$(0.08)
Income (loss) from discontinued operations – basic and diluted	(0.00)	(0.07)	(0.00)	(0.03)
Net loss per share – basic and diluted	$(0.29)	$(0.23)	$(0.12)	$(0.11)

Weighted average shares outstanding - basic and diluted	2,566,210	2,558,335	2,566,210	2,558,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(732,000)	$(589,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	128,000	108,000
Amortization	1,000	1,000
Recovery of doubtful accounts	(3,000)	(15,000)
Share-based compensation	––	25,000
Changes in operating assets and liabilities:
Trade accounts receivable	(115,000)	(283,000)
Inventories	(166,000)	13,000
Other current assets	(31,000)	494,000
Accounts payable	339,000	224,000
Accrued expenses and other liabilities	(9,000)	(154,000)
Assets held for sale by assignee	(1,000)	87,000
Liabilities related to assets held for sale by assignee	1,000	97,000
Net cash (used in ) provided by operating activities	(588,000)	8,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,000)	(51,000)
Net cash used in investing activities	(2,000)	(51,000)

Cash flows from financing activities:
Proceeds from line of credit	100,000	––
Repayment of long-term debt	(20,000)	(10,000)
Net cash provided by (used in) financing activities	80,000	(10,000)
Net decrease in cash and cash equivalents	(510,000)	(53,000)
Cash and cash equivalents, beginning of period	636,000	1,379,000
Cash and cash equivalents, end of period	$126,000	$1,326,000

Non-cash investing and financing activities:

Capital lease obligations and equipment notes for new equipment	$––	$127,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPERIAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the six and three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for future periods. The significant accounting principles used in the preparation of these unaudited interim condensed consolidated financial statements is the same as those used in the preparation of the annual audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)           Description of Business

Imperial Industries, Inc. (“Imperial”) through its wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. (“Premix”), collectively with Imperial (the “Company”, “we”, “us”, and “our”) is primarily involved in the manufacture and sale of exterior and interior finishing wall coatings and mortar products for the construction industry, as well as the purchase and resale of building materials from other manufacturers. Sales of the Company’s and other products are made to customers primarily in Florida, and to a lesser extent, other states in the Southeastern United States and the Caribbean, through distributors and company-owned distribution facilities. The Company has three other subsidiaries, Just-Rite Supply, Inc. (“Just-Rite”), DFH, Inc. (“DFH”), formerly known as Acrocrete, Inc. (“Acrocrete”) and Triple I Leasing, Inc.  None of these subsidiaries have any continuing operations.

The condensed consolidated financial statements contain the accounts of Imperial and its wholly-owned subsidiaries, Premix, Just-Rite, DFH and Triple I Leasing, Inc. However, Just-Rite’s assets were assigned to a third party on June 11, 2009 through an Assignment for the Benefit of Creditors proceeding under Florida state law (see Note 4). As a result, Just-Rite’s remaining assets and related liabilities as of June 11, 2009 are reflected in the June 30, 2012 and December 31, 2011 condensed consolidated balance sheets as Assets held for sale by assignee and Liabilities related to assets held for sale by assignee. Additionally, the related condensed consolidated statements of operations and cash flows include all Just-Rite business activity for all periods presented, which are reflected as Income (loss) from Discontinued Operations, Net of Taxes. All material intercompany transactions and balances have been eliminated in consolidation.

(3)           Going Concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The construction industry in which the Company is operating has been impacted by a number of adverse factors over the past five years. As a result, the Company has incurred losses during the six and three months ended June 30, 2012 and during each of the previous five years. Our independent registered public accounting firm issued its report dated March 29, 2012, in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

(3)           Going Concern – (Continued)

As more fully discussed in Notes 11 and 19, during the second quarter of 2012, the Company obtained a line of credit for up to $500,000 from Q.E.P., Co., Inc. (“QEP”) and entered into merger discussions with QEP (a merger agreement with QEP was eventually executed on July 30, 2012 – see Note 19 for further discussion).  Amounts due under the line of credit are repayable upon the earlier of December 14, 2012 or sixty (60) days following the stockholders meeting to be held to approve the merger transaction.  Funding under the line of credit is to be used to meet the Company’s working capital needs for the period of time necessary to obtain a favorable vote on the merger transaction from its stockholders, and to fund transaction costs that will be incurred in connection with the proposed merger, which are estimated to be in the range of $200,000 to $225,000.

In addition to the line of credit and merger discussions, management has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide us with the ability to continue as a going concern, including the following:

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

There can be no assurance that the above actions will be successful, and we do not have sufficient cash or line of credit to sustain operations for any significant period beyond the date of the special meeting of stockholders if we were to remain an independent public company.  Based on historical experience, it is doubtful that we would be able to obtain new debt financing in an amount sufficient to repay our line of credit, as well as to provide the amount of additional funds necessary to sustain operations for any significant period thereafter.  Accordingly, if the merger agreement is not approved by our stockholders, we would have to quickly seek strategic alternatives, including trying to find other potential investors, possibly a new buyer, as well as the possibility of renegotiating the terms of our line of credit with OEP, or ultimately being forced to liquidate our operations.

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

(4)           Assignment for the Benefit of Creditors

On June 11, 2009, Just-Rite entered into an Assignment for the Benefit of Creditors (the “Assignment”) with Michael P. Phelan, Vice President of Michael Moecker and Associates (the “Assignee”). In connection with the Assignment, Just-Rite transferred all of its assets, subject to any liabilities thereof, to the Assignee, a non-affiliated party, who is winding down, selling and liquidating the assets of Just-Rite for the benefit of creditors in accordance with the laws of the State of Florida. We have not operated any of the assets or the business of Just-Rite since the date of the Assignment. As a result of the Assignment, Just-Rite operations are presented as discontinued operations for the six and three months ended June 30, 2012 and 2011. All remaining Just-Rite assets are considered held for sale and are reported on the financial statements as “Assets held for sale by assignee”.

(5)	Discontinued Operations

Effective with the Assignment (Note 4), we discontinued all of Just-Rite’s operations, and Just-Rite became a non-operating subsidiary. The Assignee is winding down, selling and liquidating the assets for the benefit of creditors in accordance with the laws of the State of Florida. As a result, all of Just-Rite’s results of operations are presented as discontinued operations for the six and three months ended June 30, 2012 and 2011.

Just-Rite did not have any sales during the six and three months ended June 30, 2012 or 2011. Pretax income (losses), amounting to $0 and $2,000 during the six and three months ended June 30, 2012, and ($177,000) and ($66,000) during the six and three months ended June 30, 2011, were reported as discontinued operations. The operating results incurred during the respective periods were from the Assignee’s efforts to liquidate assets. No income taxes were allocated to the operating results for any of the respective periods.

The carrying amount of the remaining major classes of “Assets held for sale by assignee” and “Liabilities related to assets held for sale by assignee” of Just-Rite that was transferred to the Assignee are as follows:

	June 30, 2012	December 31, 2011

Deferred rental income	$4,000	$—
Total current assets held for sale by assignee	4,000	—
Property, plant and equipment, at cost, net of accumulated depreciation of $48,000 at June 30, 2012 and December 31, 2011, respectively	$546,000	$546,000
Other assets	33,000	36,000
Total non-current assets held for sale by assignee	579,000	582,000
Total assets held for sale by assignee	$583,000	$582,000

Accounts payable and accrued expenses	189,000	188,000
Current portion of long term debt	247,000	247,000
Total current liabilities related to assets held for sale by assignee	$436,000	$435,000

The above liabilities exclude $147,000 pertaining to charges incurred by Imperial after the Assignment date on behalf of the Assignee.  The amounts payable by Just-Rite to Imperial are eliminated in consolidation.

See Note 16(b) for discussion of a loss contingency recorded by Imperial as result of being a guarantor of certain Just-Rite obligations.

Assets held for sale by assignee are recorded at their estimated realizable value, and the liabilities related to assets held for sale are recorded at their estimated amounts payable, upon conclusion of the Assignment process.  Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts reflected in the consolidated financial statements.

(6)           Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term debt, and debt instruments included in other long-term debt. At June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values due to the short-term nature of these instruments.  Based on current borrowing rates for similar types of borrowing arrangements, the carrying amount of the line of credit does not materially differ from fair value as of June 30, 2012.

(7)           Trade Account Receivables

Trade accounts receivable, net, consisted of the following at:

	June 30, 2012	December 31, 2011

Accounts receivable, gross	$707,000	$592,000
Allowance for doubtful accounts	(52,000)	(55,000)
	$655,000	$537,000

(8)           Inventories

Inventories, net, consisted of the following at:

	June 30, 2012	December 31, 2011
Raw materials	$420,000	$288,000
Finished goods	316,000	292,000
Packaging materials	134,000	124,000
	870,000	704,000
Allowance for obsolete and slow moving inventory	(16,000)	(16,000)
	$854,000	$688,000

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

The total costs capitalized through June 30, 2012 for the new accounting software system was approximately $128,000, which is being depreciated over its estimated useful life of three years.  Of this amount, $87,000 was financed under a capital lease.

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

Product warranty accrual activity was as follows:

	June 30,	December 31,
	2012	2011
Beginning balance	$43,000	$76,000
Warranty provision	14,000	28,000
Warranty payments	(16,000)	(61,000)
Ending balance	$41,000	$43,000

(11)         Line of Credit

On June 18, 2012, we entered into Bridge Loan and Security Agreements (the “Loan Agreements”) with QEP as the Lender.  Such line of credit was made in anticipation of a proposed merger of us and QEP (see Note 19 for a full description of the merger).  Pursuant to the Loan Agreements, QEP agreed to provide us a $500,000 line of credit, subject to a number of conditions (the “Line of Credit”).  The principal terms and conditions of the Loan Agreements are as follows:

●	The loan proceeds from the Line of Credit are to be used to fund our working capital needs and the transaction costs of the proposed merger.

●	The Line of Credit is secured by a first lien on substantially all of our assets and is subject to certain financial covenants and other restrictions and limitations.

●
We may receive advances under the Line of Credit of up to $100,000 from QEP during each 30-day period of the loan until borrowings reach a maximum of $500,000. Additional advances within any such thirty day period may be advanced at the discretion of QEP.

●	Interest accrues and is paid monthly at the rate of 10% per annum on the amount of outstanding borrowings.

●
The principal balance, together with accrued and unpaid interest is due and payable upon the earlier of (a) December 14, 2012 or (b) sixty (60) days following the date upon which we hold a stockholders meeting to approve the merger transaction.

As of June 30, 2012, the Company had $100,000 of borrowings outstanding and $400,000 available to borrow under the Line of Credit. As of the date of filing of this Form 10-Q, we had $230,000 of borrowings outstanding under the Line of Credit.

(12)         Sale-Leaseback of Manufacturing Facility

In November 2008, we sold our Winter Springs, Florida manufacturing facility under the terms of a sale-leaseback agreement.  In connection with such closing, we entered into a five year lease for this property. The lease contains two five year renewal options, and also provides us with an option to repurchase the facility at a price defined in the agreement at any time after two years, during the term of its lease period. Since we have an option to repurchase the property, the sale has been treated as a financing and the net sales proceeds of $1,134,000 were recorded as secured financing as of the date of the transaction, with certain adjustments to be recorded from period to period. The secured financing amount recorded was $1,146,000 as of June 30, 2012 and December 31, 2011, respectively, and will remain as a long-term obligation until the lease expires or the option to purchase is exercised. As a result, the property will remain an asset and will continue to be depreciated for financial statement purposes.

(13)         Share-Based Compensation

We recorded compensation expense of $0 for the six and three months ended June 30, 2012, and $25,000 and $10,000 during the six and three months ended June 30, 2011, respectively, associated with the granting of options and vesting of restricted stock.  As of June 30, 2012, there was no future share-based compensation related to previous awards under the 2006 Plan.

(13)         Share-Based Compensation – (Continued)

Activity in 2012 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life
Options outstanding at January 1, 2012	123,250	$0.50	3.18
Options Granted	—	—	—
Options Exercised	—	—	—
Options Cancelled	—	—	—
Options Outstanding at June 30, 2012	123,250	0.50	2.68
Options Vested at June 30, 2012	123,250	0.50	2.68
Options Exercisable at June 30, 2012	123,250	0.50	2.68

(14)         Basic and Diluted Loss Per Common Share

Anti-dilutive common stock equivalents are not included in our loss per share calculations. Due to the loss, all common stock equivalents were excluded from the diluted per share calculation for the six and three months ended June 30, 2012 and 2011 because their inclusion would have been anti-dilutive. There were 123,250 anti-dilutive common stock equivalents at June 30, 2012, consisting of stock options that had exercise prices ranging from $0.35 to $0.79 per share. There were 131,125 anti-dilutive common stock equivalents at June 30, 2011, consisting of 123,250 stock options that had exercise prices of ranging from $0.35 to $0.79 per share, and 7,875 shares subject to unvested restricted stock units (these shares vested and were issued during the fourth quarter of fiscal 2011).

(15)         Stockholders’ Equity

(a)           Preferred stock

At June 30, 2012 and December 31, 2011, we had authorized 2,000,000 shares of preferred stock, $.01 par value per share, of which no shares were issued and outstanding. The preferred stock is issuable in series, each of which may vary, as determined by the Board of Directors, as to the designation and number of shares in such series, the voting power of the holders thereof, the dividend rate, the redemption terms and prices, the voluntary and involuntary liquidation preferences, the conversion rights and the sinking fund requirements.

(b)           Common stock

At June 30, 2012 and December 31, 2011, we had authorized 10,000,000 shares of common stock, $.01 par value per share, of which 2,566,210 shares are issued and outstanding.

(16)         Commitments and Contingencies

(a)           Contingencies

Legal Proceedings

Asbestos Litigation

Premix is a defendant together with non-affiliated parties in nineteen claims (ten of which include Imperial as a defendant) which allege bodily injury due to exposure to asbestos contained in products manufactured in excess of thirty (30) years ago.  The table below lists each of these pending claims, in addition to the court in which the action is pending and the date that Premix and/or Imperial was served with the complaint.

STYLE OF CASE	COURT/TRIBUNAL	CASE NUMBER	DATE OF SERVICE OF COMPLAINT

Marilyn Adair v. Premix, et al	15th Judicial Circuit - Palm Beach County	07-9343	June 29, 2007
Edward Pryzbyla v. Premix, et al	17th Judicial Circuit-Broward County	09-053844-07	November 4, 2009
Nancy Henley v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	09-27856	March 12, 2010
Bruce Weisemann v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-005365	March 17, 2010
Shirley Picklo v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-000262-07	April 21, 2010
Betty Trowsse v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-02779	May 5, 2010
Edward Evans v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-9106-CA-42	May 13, 2010
Herman Roberts v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-006329	July 2, 2010
Lawrence McFarlin v. Premix, et al	13th Judicial Circuit - Hillsborough County	10-007786	August 5, 2010
Pauline Marley v. Imperial, Premix, et al	11th Judicial Circuit - Miami-Dade County	10-17557-CA-42	August 6, 2010
Isabel Perry v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	10-23096	September 24, 2010
Craig Comes v. Imperial, Premix, et al	13th Judicial Circuit - Hillsborough County	10-014949	November 12, 2010
Julius B. Sanders v. Imperial, Premix, et al	17th Judicial Circuit-Broward County	11-016176	August 17, 2011
James R. Williams v. Premix, et al	13th Judicial Circuit - Hillsborough County	11-8564Z	November 2, 2011
Timmy King v. Imperial, Premix et al	11th Judicial Circuit – Miami-Dade County	12-0075-CA-42	February 13, 2012
Alan J. Hantak v. Premix, et al	11th Judicial Circuit – Miami-Dade County	12-15235-CA-42	April 26, 2012
Carol Clarke v. Imperial, Premix et al	11th Judicial Circuit – Miami-Dade County	12-01546-CA-42	April 26, 2012
Simonne Fortin v. Imperial, Premix et al	11th Judicial Circuit – Miami-Dade County	12-21444-CA-9	July 12, 2012
Vernon Berga v. Premix et al	17th Judicial Circuit – Broward County	12-21015-CA (27)	August 6, 2012

(16)         Commitments and Contingencies – (Continued)

The above table depicts all asbestos cases that were pending against Premix and/or Imperial as of the latest practicable date.  During the six months ended June 30, 2012 three cases were dismissed, which did not result in any additional costs to us or our insurance carriers.

We believe that Premix and Imperial have meritorious defenses to each of the claims. We have identified at least ten (10) of our prior insurance carriers including both primary and excess/umbrella liability carriers that have provided liability coverage to us, including potential coverage for alleged injuries relating to asbestos exposure. Several of these insurance carriers have been and continue to provide a defense to Premix and Imperial under a reservation of rights in all of the asbestos cases. Certain of these underlying insurance carriers have denied coverage to Premix and Imperial on the basis that certain exclusions preclude coverage and/or that their policies have been exhausted. In June of 2009, one such carrier filed suit in Miami-Dade Circuit Court against Premix and Imperial, wherein the carrier sought a declaration from the Court that its insurance policies do not provide coverage for the asbestos claims against Premix and Imperial. We believed that we had meritorious defenses to these claims, and filed a counterclaim against the carrier for breach of contract. In December 2010, Premix, Imperial and this carrier resolved their dispute, with the carrier paying a settlement of $500,000 to Premix and Imperial.  As part of the settlement, there is no longer coverage available under that disputed policy. During the first quarter of 2011, we resolved a dispute with a carrier regarding primary-layer insurance coverage, which resulted in this carrier paying a settlement of $325,000 to Premix and Imperial, which was recorded as income reflected as litigation settlement during the first quarter of 2011 in the accompanying condensed consolidated statement of operations.  As part of the settlement, there is no longer coverage available under that disputed policy.  Notwithstanding the foregoing, we believe, when considering that Imperial and Premix have substantial umbrella/excess coverage for these claims, that we have more than adequate insurance coverage for these asbestos claims and such policies are not subject to self-insured retention (“SIR”).

Other Litigation

Premix is a defendant in the matter of Doug DeSalvo et al. v. SVO Vistana Villages, Inc. et al., pending in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, Case No.:2008-CA-020137-O.  This case involves claims for personal injuries to a minor in a swimming pool located at a resort in Orlando, Florida. Plaintiffs allege claims against the owner, operator, and manager of the resort, as well as the landscape architect, pool contractor and various subcontractors that were allegedly involved in the construction and/or supply of materials utilized in the construction of the pool.  Notably, Plaintiffs did not seek to add Premix as a defendant until three (3) years after first filing suit against the other defendants named in the lawsuit. Premix believes that it has meritorious defenses to Plaintiffs' claims, including but not limited to the fact that Premix's products may not have been used in the construction of the pool.  Our carriers have retained counsel to defend Premix's interests in this matter pursuant to policies of insurance that are not subject to SIR.

Threatened Claims against DFH

A homeowner in South Carolina has alleged damages to the non-EIFS stucco to their home in approximately 2003.  Such homeowner has not yet instituted legal proceedings.  DFH has provided notice of this potential claim to our insurance carrier.  DFH believes that it has meritorious defenses to such claim, in the event suit is filed.  This claim, should it be asserted, would be subject to a $50,000 SIR.

Another homeowner who also resides in South Carolina has alleged certain deficiencies to the stucco that was produced by DFH and applied to their home in 2004.  This homeowner has also not yet instituted formal legal proceedings against DFH.  DFH has provided notice of this potential claim to its insurance carrier.  DFH believes that it has meritorious defenses to this claim, in the event suit is filed.  Further, depending upon which insurance carrier policy or policies are implicated, this claim would be subject to either a $10,000 or $50,000 SIR.

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

(16)         Commitments and Contingencies – (Continued)

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

 (b)           Contingencies from Imperial’s Guarantee of Certain Just-Rite Debt and Leases

As of June 30, 2012, Imperial is a guarantor of the outstanding principal and interest on certain Just-Rite debt and Just-Rite’s remaining obligations under certain leases.  These obligations amount to $655,000, but during the fourth quarter of 2011 were adjusted to a carrying value of $247,000, representing the amount of proceeds estimated to be available for payment under the obligations upon liquidation of Just-Rite’s assets.   We believe the sale or disposition of certain pieces of equipment may not generate sufficient proceeds to satisfy the amounts due on the respective equipment notes or the leases resulting in a remaining obligation for the Company.  Based on the estimated shortfall of the amount that may be realized on the sale of the assets compared to the amount of the payments and obligations guaranteed by Imperial, we established a loss contingency during the second quarter of 2009.  No additional contingency was recorded during the six and three months ended June 30, 2012 and 2011.  As of June 30, 2012 and December 31, 2011, there is a remaining liability balance related to these guarantees of $143,000 and $172,000, respectively, which is included in accrued expenses and other liabilities.

Due to the uncertainty of the market value of the collateralized assets or the amount of proceeds to be realized from the sale of such assets, loss contingency estimates will continue to be adjusted in future periods based upon more current information, when applicable.

 (17)        Business and Credit Concentrations

During the six months ended June 30, 2012 and 2011, two vendors in aggregate, accounted for approximately 39% and 34%, respectively, of total purchases related to continuing operations.  No single vendor accounted for more than 25% and 24%, respectively, of the Company’s purchases. Management believes that alternative suppliers are available to meet the Company’s purchasing needs at prices which would not significantly impair the Company’s ability to compete effectively. One customer accounted for 26% and 29% of our net sales from continuing operations during the six months ended June 30, 2012 and 2011, respectively. Accounts receivable from this customer represented 24% and 35% of total accounts receivable at June 30, 2012 and December 31, 2011, respectively. Another customer accounted for 13% and 12% of our net sales from continuing operations during the six months ended June 30, 2012 and 2011, respectively. Accounts receivable from this customer represented 12% of total accounts receivable at June 30, 2012 and December 31, 2011, respectively.

(18)         Related Party Transactions

We paid legal fees of $60,000 and $46,000 during the six and three months ended June 30, 2012 and 2011, respectively, to a law firm with which our Chairman of the Board is affiliated. We had amounts payable to this law firm of approximately $29,000 and $5,000 at June 30, 2012 and December 31, 2011, respectively. Such fees were for services rendered by members and associates of such law firm other than our Chairman.

The husband of a member of our board of directors was an executive officer of a company which was a vendor of Just-Rite and is a customer of Premix. This individual terminated employment with that company during the first quarter of fiscal 2011.  Premix had sales of $18,000 to this company during the six months ended June 30, 2011.

The son of one of our Directors was employed by us as a salesman.  During the six months ended June 30, 2011, in accordance with our sales commission policies, we paid this individual combined salary and sales related expenses of $25,000. This individual terminated his employment with the company during 2011.

(19)         Subsequent Events

On July 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QEP and a wholly-owned subsidiary of QEP (“Merger Sub”), providing for the merger of Merger Sub (the “Merger”) into our company.  As a result of the proposed Merger we would become a wholly-owned subsidiary of QEP.  Consummation of the Merger requires the approval of the holders of a majority of our common stock. It is expected that a stockholders’ meeting to approve the Merger will be held in October 2012.

(19)         Subsequent Events – (Continued)

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock will be converted into the right to receive $.30 per share in cash.

Each of QEP, Merger Sub and us have made customary representations and warranties in the Merger Agreement, and each has agreed to use its reasonable best efforts to consummate the Merger. We have also agreed to various covenants in the Merger Agreement, including among others, (i) to conduct our business in the ordinary course consistent with past practices during the period between the execution of the Merger Agreement and the Effective Time and (ii) to cause a special meeting of our stockholders to be held to consider the approval of the Merger Agreement.

Consummation of the Merger is subject to various conditions, including, but not limited to, (i) the affirmative vote by the holders of a majority of the outstanding shares of our common stock, (ii) the absence of any law, injunction, judgment or ruling prohibiting the Merger, (iii) the accuracy of the representations and warranties made by the parties, (iv) the performance of the parties in all material respects of their covenants, obligations and agreements in the Merger Agreement, (v) the absence of an adverse material effect on our operations or otherwise and (vi) certain other customary conditions.

We are obligated to pay to QEP a termination fee of $38,500 and reimbursement of QEP’s expenses not to exceed $150,000 if the merger agreement is terminated under certain circumstances.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Imperial Industries, Inc., and its subsidiaries, including statements made under Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: the Company's ability to obtain stockholder approval of and consummation of the proposed merger and timing thereof; realization of tax benefits; impairment of long-lived assets; the ability to collect account or note receivables when due or within a reasonable period of time after they become due and payable; the ability to obtain financing on terms satisfactory to us; the increased cost of capital and related fees; the outcome of any current or future litigation; the adequacy or availability of insurance coverage for certain types of product damage claims; the competitive pressure in the industry; unexpected product shortages, or changes in the terms of purchasing products or raw materials that may not be favorable to us, or changes in policies of vendors that may not be favorable to us; general economic and business conditions may be less favorable than expected; unforeseen weather conditions in our market areas that adversely affects the construction industry; the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in accounting policies and practices in internal controls and related requirements as may be adopted by regulatory agencies, as well as the Financial Accounting Standards Board that adversely affect our costs and operations; and labor and employee benefit costs. (See “Item 1A. Risk Factors” herein and as contained in our 2011 Form 10-K Report and herein for a more complete description of risk factors.)

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

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six and three months ended June 30, 2012, we have not experienced any changes in estimates inherent in the preparation of our financial statements and, at this time, do not anticipate any changes during the fiscal year ended December 31, 2012.  A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We have experienced five consecutive years of operating losses and reductions in sales when compared to prior years. Applications for building permits for construction of new residential units are considered a strong indicator for future construction activity. According to the U.S. Census Bureau, after significant declines in building permits in the Florida market from the second half of 2006 and through 2009, there have been modest increases in permits for the construction of new residential units in Florida from 2010 through the second quarter of 2012.  Notwithstanding the modest increase in building permits beginning in 2010, our current business environment continues to be depressed and we expect general construction activity to remain slow for the foreseeable future. The depth and duration of the decline cannot be predicted. A continued depressed residential and commercial construction market has and is expected to continue to have an adverse effect on our liquidity, capital resources and results of operations.

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

On July 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QEP and a wholly-owned subsidiary of QEP (“Merger Sub”), providing for the merger of Merger Sub (the “Merger”) into our company.  As a result of the proposed Merger we would become a wholly-owned subsidiary of QEP.  Consummation of the Merger requires the approval of the holders of a majority of our common stock. It is expected that a stockholders’ meeting to approve the Merger will be held in October 2012.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock will be converted into the right to receive $.30 per share in cash.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm issued its report dated March 29, 2012 in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of and for the six and three months ended June 30, 2012 have been prepared under the assumption that we will continue as a going concern.

In connection with the proposed merger, we obtained a line of credit for up to $500,000 from QEP.  Amounts due under the line of credit are repayable upon the earlier of December 14, 2012 or sixty (60) days following a stockholders meeting to be held to approve the merger transaction.  Funding under the line of credit is to be used to meet our working capital needs for the period of time necessary to effect a merger transaction, as well as transaction costs associated with the proposed merger which we estimated to be in the range of $200,000 to $225,000.   There can be no assurance that we will be able to obtain stockholder approval to complete the merger.  There can also be no assurance that in the event our stockholders do not approve the merger, we will be able to obtain any new financing sufficient to repay amounts due under the line of credit by the date the line of credit is schedule to be repaid, and have funds available to meet our working capital needs for any significant period thereafter.

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

Discontinued Operations and Closed Facilities

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. We had previously closed certain Just-Rite distribution facilities prior to the Assignment. The Just-Rite distribution operations are accounted for as discontinued operations for the six and three months ended June 30, 2012 and 2011. Just-Rite did not have any revenues during the six and three months ended June 30, 2012 and 2011. We had income from discontinued operations of $0 and $2,000, or $0.00 and $0.00 per basic and diluted share, for the six and three months ended June 30, 2012. We had a loss from discontinued operations of $177,000 and $66,000, or $0.07 and $0.03 per basic and diluted share, for the six and three months ended June 30, 2011.

The lack of liquidity and profitability for the foreseeable future of these operations due to the downturn in the residential and commercial construction industry was the main reason for termination of these operations.

Results of Operations

Six and Three Months Ended June 30, 2012 compared to 2011

Net sales increased approximately $23,000, or 0.6%, for the six months ended June 30, 2012, and decreased approximately $85,000, or 3.9% for the second quarter of 2012, compared to the same periods in 2011. The decrease in net sales in the second quarter of 2012 compared to 2011 was due in part to reduced sales in our markets outside the State of Florida and lower sales due to an unusually large amount of rain.

Gross profit on sales was $1,016,000 and $533,000 during the six and three months ended June 30, 2012, respectively, compared to $1,128,000 and $718,000 during the six and three months ended June 30, 2011, respectively.  Gross profit as a percentage of net sales was 25.6% and 28.6% for the six month periods of June 30, 2012 and 2011, respectively.  Gross profit as a percentage of net sales was 25.6% and 33.1% for the three month periods ended June 30, 2012 and 2011, respectively.  The decrease in gross profit in the six and three month periods of 2012 compared to the comparable 2011 periods was due in part to increases in certain components of material costs in 2012 over 2011, whereby we have not increased our pricing to customers due to competitive pressures.  Inflationary pressures continue to impact certain raw materials costs, freight and fuel charges, and may result in reduced gross profit margins in the future.  We expect to experience continued lower levels of demand for our products and intense competitive conditions arising from the lower levels in construction activity and overall state of the economy. Subsequently, our competitors having excess capacity may cause pressure on our gross margins for the foreseeable future.

Selling, general and administrative (“SG&A”) expenses decreased $120,000 and $87,000, respectively, for the six and three months ended June 30, 2012, compared to the same periods in 2011. The reductions in SG&A related primarily from reductions in salaries and wages resulting from reduced personnel, freight costs, and stock compensation costs, offset by increased depreciation resulting from capitalized software costs incurred during the second half of 2011.  SG&A expenses as a percent of net sales was 41.9% and 38.0% for the six and three months ended June 30, 2012, respectively, compared to 45.2% and 40.6% for the same periods in 2011.   The reduced SG&A expenses as a percentage of net sales in 2012 versus 2011 is due primarily to the above noted reduction in costs.

During the first quarter of 2011, we recognized a $325,000 gain on settlement of litigation against a former insurance carrier relating to policy coverage issues in prior policy years. See Note 16(a) of Notes to Condensed Consolidated Financial Statements.

As a result of the above factors, we had a loss from continuing operations of $734,000 and $306,000, or $0.29 and $0.12 per basic and diluted share, respectively, for the six and three months ended June 30, 2012 compared to a loss from continuing operations of $412,000 and $204,000, or $0.16 and $0.08 per basic and diluted share, respectively, for the same periods in 2011.

Discontinued Operations

We terminated the distribution operations of Just-Rite and all of its assets were divested on June 11, 2009 through the Assignment as described in Note 4 of Notes to the Condensed Consolidated Financial Statements. The Just-Rite distribution operations are accounted for as discontinued operations for the six and three months ended June 30, 2012 and 2011. Just-Rite did not have any revenues during the six and three months ended June 30, 2012 and 2011, respectively. We had income from discontinued operations of $0 and $2,000, or $0.00 and $0.00 per basic and diluted share, for the six and three months ended June 30, 2012. We had a loss from discontinued operations of $177,000 and $66,000, or $0.07 and $0.03 per basic and diluted share, for the six and three months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $57,000 compared to working capital of $681,000 at December 31, 2011.  Excluding the effects of the current liabilities of Just-Rite, we had working capital of $489,000 and $1,116,000 as of June 30, 2012 and December 31, 2011, respectively. The decrease in working capital was due primarily to the net loss and changes in operating assets and liabilities.  Cash and cash equivalents decreased to $126,000 as of June 30, 2012 compared to $636,000 as of December 31, 2011 as we used cash on hand to fund the net loss.

Net cash used in operating activities was $588,000 during the six months ended June 30, 2012, compared to cash provided by operations of $8,000 during the similar period in 2011. During the 2011 period, we received a total of $825,000 in cash (of which $325,000 was recognized in earnings during the first quarter of fiscal 2011 and $500,000 was recognized in earnings and recorded as a receivable in fiscal 2010) relating to litigation settlements as further discussed in Note 16(a).

Net cash used in investing activities was $2,000 and $51,000 during the six months ended June 30, 2012 and 2011, respectively, relating to purchases of property, plant and equipment.

Net cash provided by financing activities was $80,000 during the six months ended June 30, 2012, compared to net cash used in financing activities of $10,000 in the 2011 comparable period.  During the 2012 period the Company received proceeds of $100,000 under a Line of Credit, and incurred repayments of long-term debt amounting to $20,000 and $10,000 during 2012 and 2011, respectively.

Future Commitments and Funding Sources

As more fully discussed under General and Recent Developments, we obtained the line of credit and entered into a merger agreement with the same party, QEP.  Amounts due under the line of credit are repayable upon the earlier of December 14, 2012 or sixty (60) days following a stockholders meeting to be held to approve the merger transaction.  Funding under the line of credit is to be used to meet our working capital needs for the period necessary to complete the merger transaction, and to fund transaction costs associated with the proposed merger, which are estimated to be in the range of $200,000 to $225,000.

We are focusing our efforts on increasing Premix sales through geographic expansion, developing new product offerings, eliminating overhead where possible, and preserving liquidity. There can be no assurance that these actions will be successful, and we do not have sufficient cash or line of credit to sustain operations for any significant period beyond the date of the special meeting of stockholders if we were to remain an independent public company. Based on historical experience, it is doubtful that we would be able to obtain new debt financing in an amount sufficient to repay our line of credit, as well as to provide the amount of additional funds necessary to sustain operations for any significant period thereafter. Accordingly, if the merger agreement is not approved by our stockholders, we would have to quickly seek strategic alternatives, including trying to find other potential investors, possibly a new buyer, as well as the possibility of renegotiating the terms of our line of credit with QEP, or ultimately being forced to liquidate our operations.

We believe capital expenditures during the next twelve months could approximate up to $75,000, subject to cash availability.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, Just-Rite has a carrying value of liabilities amounting to $436,000.  Just-Rite has not obtained either (a) a final court order for the conveyance of assets, (b) a settlement with creditors or (c) a court action granting Just-Rite relief from the creditor’s claims.  It cannot be determined when the Assignment will be completed. Also, since the Assignment process has not been completed, it is possible, although not likely, that the ultimate proceeds from the disposition of the assets held for sale by assignee, and the settlement of liabilities related to sale by assignee could be at amounts materially different than the carrying amounts reflected in the accompanying consolidated financial statements.

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

Item 4.Controls and Procedures

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

PART II. – OTHER INFORMATION

Item 1.        Legal Proceedings

See Notes to Condensed Consolidated Financial Statements, Note 16 (a), set forth in Part I Financial Information.

Item 1A.Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There have been no material changes in Risk Factors as documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as noted below.

We have generated negative cash flows from operations for the past five years and have limited cash and financing available for operations.   As a result, we are dependent on completion of the Merger with QEP to continue operations for any significant period beyond October 2012.

We require a significant amount of liquidity to fund operations and capital expenditures. Our ability to fund our operations, capital expenditures and other corporate expenses depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive and other factors. We operate in the construction industry, which has been negatively impacted by economic conditions since 2007 and our sales have continued to decline and the Company’s operations have generated negative cash flows. As of June 30, 2012, we had a cash balance of $126,000.  For the six months ended June 30, 2012, we had negative cash flow of $510,000.

As a result, we do not have sufficient cash to sustain operations for any significant period beyond the proposed date of the special meeting of stockholders to be held in October 2012 to approve the Merger described in Note 19 to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.  Based on historical experience, if our stockholders do not approve the Merger, it is doubtful that we would be able to obtain new debt financing in an amount sufficient to repay our bridge loan with QEP, as well as to provide additional funds necessary to sustain operations for any significant period thereafter.  Accordingly, if the Merger is not approved by our stockholders, we would have to quickly seek strategic alternatives, including trying to find other potential investors, possibly a new buyer, as well as the possibility of renegotiating the terms of our bridge loan with QEP, or ultimately being forced to liquidate our operations.  There can be no assurance that we would be successful completing a strategic alternative to the Merger which would provide sufficient cash to maintain operations.  Any curtailment of operations would materially and adversely affect our future revenue prospects.

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
10.3
Assignment for the Benefit of Creditors Agreement dated June 11, 2009 from Just-Rite Supply, Inc. in favor of Michael P. Phelan (Incorporated by reference to Form 8-K dated June 10, 2009, Exhibit 10.2)

10.4
Bridge Loan Agreement dated as of June 18, 2012, between Imperial Industries, Inc., its wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. and Q.E.P. Co., Inc. [Incorporated by reference to the Company’s Form 8-K dated June 18, 2012, Exhibit 10.4]

10.5
Security Agreement dated as of June 18, 2012, between Imperial Industries, Inc., its wholly-owned subsidiary, Premix-Marbletite Manufacturing Co. and Q.E.P. Co., Inc. [Incorporated by reference to the Company’s Form 8-K dated June 18, 2012, Exhibit 10.5]

10.6
Agreement and Plan of Merger, dated as of July 30, 2012, between Imperial Industries, Inc. Q.E.P. Co., Inc. and Roberts Holding International, Inc., a wholly owned subsidiary of Q.E.P., Co., Inc..  [Incorporated by reference to the Company’s Form 8-K dated July 30, 2012, Exhibit 10.6]

21	Subsidiaries of the Company
*31.1	Certification of the Company’s Chief Operating Officer/Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15D-14(A).
*31.2	Certification of the Company’s Chief Financial Officer/Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15D-14(A).
*32.1	Statement of the Company’s Chief Operating Officer/Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
*32.2	Statement of the Company’s Chief Financial Officer/Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL INDUSTRIES, INC.

By:	/s/ Howard L. Ehler, Jr.
Howard L. Ehler, Jr.
Chief Operating Officer/
Principal Executive Officer/ Principal Financial Officer

August 8, 2012